Form 10-Q
period 2020-03-31
APi Group Corp
filed 2020-06-02
CIK 1796209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-39275

APi Group Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	98-1510303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Old Highway 8 NW New Brighton, Minnesota	55112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 636-4320

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	APG	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 169,294,244 shares of Common Stock as of May 29, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APi Group Corporation

Condensed Consolidated Balance Sheets

March 31, 2020 (Successor) and December 31, 2019 (Successor)

(In millions)

(Unaudited)

	March 31, 2020 (Successor)	December 31, 2019 (Successor)
Assets

Current assets:
Cash and cash equivalents	$436	$256
Accounts receivable, net of allowances of $1 and $0 at March 31, 2020 and December 31, 2019, respectively	662	730
Inventories	59	58
Contract assets	251	245
Prepaid expenses and other current assets	37	33
Assets held for sale	5	20

Total current assets	1,450	1,342

Property and equipment, net	397	402
Operating lease right of use asset	103	105
Goodwill	767	980
Intangible assets, net	1,069	1,121
Preferred tax assets	64	—
Other assets	36	61

Total assets	$3,886	$4,011

Liabilities and Shareholders’ Equity

Current liabilities:
Short-term and current portion of long-term debt	$217	$19
Accounts payable	152	156
Contingent consideration and compensation liabilities	47	49
Accrued salaries and wages	104	149
Deferred consideration	35	73
Other accrued liabilities	132	157
Contract liabilities	205	193
Operating and finance leases	27	27

Total current liabilities	919	823

Long-term debt, less current portion	1,167	1,171
Contingent consideration and compensation liabilities	22	15
Operating and finance leases	93	95
Deferred tax liabilities	24	23
Deferred consideration	53	78
Other noncurrent liabilities	83	49

Total liabilities	2,361	2,254
Shareholders’ equity:
Preferred shares, no par value; unlimited authorized shares; 4 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Ordinary shares; no par value, unlimited authorized shares, 169 and 170 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—
Additional paid-in capital	1,880	1,885
Accumulated deficit	(325)	(131)
Accumulated other comprehensive income (loss)	(30)	3

Total shareholders’ equity	1,525	1,757

Total liabilities and shareholders’ equity	$3,886	$4,011

See notes to consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2020 (Successor) and 2019 (Predecessor)

(In millions, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2020	2019
	(Successor)	(Predecessor)
Net revenues	$858	$922
Cost of revenues	696	759

Gross profit	162	163
Selling, general, and administrative expenses	188	137
Impairment of goodwill and intangible assets	208	—

Operating income (loss)	(234)	26

Interest expense, net	14	6
Investment income and other, net	(3)	(2)

Other expense, net	11	4

Income (loss) before income tax provision	(245)	22
Income tax provision (benefit)	(51)	1

Net income (loss)	$(194)	$21

Net loss per ordinary share:
Basic	$(1.14)	n/a
Diluted	$(1.14)	n/a
Weighted average shares outstanding:
Basic	170	n/a
Diluted	170	n/a
Pro forma income information (See Note 2):
Historical income before income taxes	n/a	$22
Pro forma provision for income taxes	n/a	6

Pro forma net income	n/a	$16

See notes to consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2020 (Successor) and 2019 (Predecessor)

(In millions)

(Unaudited)

	Three months ended March 31,
	2020	2019
	(Successor)	(Predecessor)
Net income (loss)	$(194)	$21
Other comprehensive income (loss):
Fair value change - derivatives, net of $9 and $0 of tax (expense) benefit, respectively	(27)	—
Foreign currency translation adjustment	(6)	3

Comprehensive income (loss)	$(227)	$24

See notes to consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2020 (Successor) and 2019 (Predecessor)

(In millions, except share amounts)

(Unaudited)

	Successor
							Accumulated
	Preferred Shares Issued		Ordinary Shares Issued		Additional		Other	Total
	and Outstanding		and Outstanding		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2019	4,000,000	$—	169,902,260	$—	$1,885	$(131)	$3	$1,757
Net loss	—	—	—	—	—	(194)	—	(194)
Share cancellations	—	—	(608,016)	—	(6)	—	—	(6)
Share-based compensation	—	—	—	—	1	—	—	1
Fair value change - derivatives	—	—	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	—	—	(6)	(6)

Balance, March 31, 2020	4,000,000	$—	169,294,244	$—	$1,880	$(325)	$(30)	$1,525

		Predecessor
						Accumulated	Note
		Common Stock Issued		Additional		Other	Receivable	Total
		and Outstanding		Paid-In	Retained	Comprehensive	From	Stockholders’
		Shares	Amount	Capital	Earnings	Income (Loss)	Stockholder	Equity
Balance, December 31, 2018		11,000,000	$—	$—	$663	$(28)	$(2)	$633
Net income		—	—	—	21	—	—	21
Distributions and other		—	—	—	(15)	—	—	(15)
Foreign currency translation adjustment		—	—	—	—	3	—	3

Balance, March 31, 2019		11,000,000	$—	$—	$669	$(25)	$(2)	$642

See notes to consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020 (Successor) and 2019 (Predecessor)

(In millions)

(Unaudited)

	Three months ended March 31,
	2020	2019
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(194)	$21
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18	16
Amortization	52	9
Impairment of goodwill and intangible assets	208	—
Deferred taxes	(53)	—
Share-based compensation expense	1	—
Other, net	(2)	(2)
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	63	102
Contract assets	(7)	(52)
Inventories	(2)	(6)
Prepaid expenses and other assets	9	(2)
Accounts payable	(4)	(37)
Accrued liabilities and income taxes payable	(56)	(24)
Contract liabilities	14	(9)
Other liabilities	8	9

Net cash provided by operating activities	55	25

Cash flows from investing activities:
Acquisitions, net of cash acquired	(5)	(1)
Purchases of property and equipment	(11)	(22)
Proceeds from sales of property, equipment and held for sale	1	2
Advances on other notes receivable	—	(4)
Payments received on other notes receivable	—	1
Proceeds from sale of marketable securities, net	—	2

Net cash used in investing activities	(15)	(22)

Cash flows from financing activities:
Net short-term debt	200	1
Proceeds from long-term borrowings	1	5
Payments on long-term borrowings	(6)	(7)
Payments of acquisition-related consideration	(56)	—
Distributions paid	—	(15)

Net cash provided by (used in) financing activities	139	(16)

Effect of foreign currency exchange rate change on cash and cash equivalents	1	—

Net increase (decrease) in cash and cash equivalents	180	(13)
Cash and cash equivalents, beginning of period	256	54

Cash and cash equivalents, end of period	$436	$41

Supplemental schedule of disclosures of cash flow information:
Cash paid for interest	$13	$6
Cash paid for income taxes, net of refunds	8	2

See notes to consolidated financial statements.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

Note 1.     Nature of Business

APi Group Corporation (the “Company” or “APG”) is a market-leading business services provider of safety, specialty, and industrial services in over 200 locations, primarily in North America. Until its acquisition of APi Group, Inc. (“APi Group”) on October 1, 2019, the Company had neither engaged in any operations nor generated any revenues. (See Note 4 – “Business Combinations”).

Note 2.     Basis of Presentation and Significant Accounting Policies

Principles of consolidation: The accompanying interim unaudited condensed consolidated financial statements (the “Interim Statements”) include the accounts of the Company and of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These Interim Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (U.S. GAAP) for complete financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2019 was derived from audited financial statements for the year then ended, but does not include all of the information and footnotes required by U.S. GAAP with respect to annual financial statements. In the opinion of management, the Interim Statements include all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the dates and periods presented. It is recommended that these Interim Statements should be read in conjunction with the Company’s audited annual consolidated financial statements and accompanying footnotes thereto for the year ended December 31, 2019. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

In accounting for the acquisition of APi Group (the “APi Acquisition”), APG is considered the acquirer of APi Group for accounting purposes and APi Group is the accounting Predecessor. The Company’s financial statement presentation for the APi Group financial information as of and for the periods presented prior to the APi Acquisition date are labeled “Predecessor”. The Company’s financial statements, including APi Group from the APi Acquisition date, are labeled “Successor”. The merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – “Business Combinations” for a discussion of the fair values of assets and liabilities recorded in connection with the APi Acquisition, which remain preliminary as of March 31, 2020.

As a result of the application of the acquisition method of accounting as of the effective date of the APi Acquisition, the accompanying Interim Statements include a black line division, where applicable, which indicates a differentiation that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not comparable.

The historical financial information of the Company which was, prior to the APi Acquisition, an acquisition vehicle, has not been presented in financial statements as these historical amounts are not considered meaningful. As an acquisition vehicle, the Company retained and invested the proceeds from its initial public offering (the “IPO”) and the funds were used to pay a portion of the cash consideration for the APi Acquisition.

As of March 31, 2020, the Company had two classes of stock outstanding: ordinary shares, which equate to common shares under U.S. GAAP, and Founder Preferred Shares, which equate to preferred shares under U.S. GAAP. Subsequent to March 31, 2020, the Company changed its jurisdiction of incorporation from the British Virgin Islands to the State of Delaware, which resulted in conversion of ordinary shares

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

and Founder Preferred Shares to shares of common stock and Series A Preferred Stock, respectively (see Note 17 – “Subsequent Events”). The Interim Statements present the ordinary shares and Founder Preferred Shares that were outstanding as of March 31, 2020 and December 31, 2019 prior to the change in the jurisdiction of incorporation and the conversion of such shares.

Unaudited pro forma income information: The unaudited pro forma net income information presented on the face of the unaudited condensed consolidated statements of operations gives effect to the conversion of APi Group to a C corporation. Prior to such conversion, APi Group was a S corporation and generally not subject to federal income taxes within the United States. The pro forma net income presented on the face of the unaudited condensed consolidated statement of operations, therefore, includes an adjustment for income tax expense on the income as if APi Group had been a C corporation for the period from January 1, 2019 through March 31, 2019, at an assumed combined federal, state, local and foreign effective income tax rate of 28.7%.

Use of estimates and risks and uncertainty of COVID-19: The Interim Statements are prepared in conformity with U.S. GAAP. Management’s application of U.S. GAAP requires the pervasive use of estimates and assumptions in preparing the unaudited condensed consolidated financial statements. On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. In mid-March 2020, U.S. State Governors, local officials and leaders outside of the U.S. began ordering various “shelter-in-place” orders which have had various impacts on the U.S. and global economies. This has required greater use of estimates and assumptions in the preparation of the Interim Statements, specifically those estimates and assumptions utilized in the Company’s forecasted cash flows that form the basis in developing the fair values utilized in its impairment assessments, annual effective tax rate, and assessment of the realizability of deferred tax assets. This has included assumptions as to the duration and severity of the COVID-19 pandemic, timing and amount of demand shifts for the Company’s services, labor availability and productivity, supply chain continuity, required remedial measures, and timing as to a return to normalcy.

As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Those primary drivers are beyond the Company’s knowledge and control, and as a result, at this time the Company is unable to predict the cumulative impact, both in terms of severity and duration, that COVID-19 will have on its businesses, operating results, cash flows and financial condition, but it could be material if the current circumstances continue to exist for a prolonged period of time. Although we have made our best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. If so, the Company may be subject to future incremental impairment charges as well as changes to recorded reserves and valuations.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

Goodwill impairment: Goodwill represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses. Goodwill is not amortized but instead is annually tested for impairment, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. The Company has recorded goodwill in connection with its historical acquisitions of businesses. Upon acquisition, these businesses were either combined into one of the existing components or managed on a stand-alone basis as an individual component.

The components are aligned to one of the Company’s three reportable segments, Safety Services, Specialty Services, or Industrial Services. Goodwill is required to be evaluated for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available.

Management identifies its reporting units by assessing whether components have discrete financial information available, engage in business activities, and have a segment manager regularly review the component’s operating results. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment test.

The Company performs its annual goodwill impairment assessment on October 1 each fiscal year, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of a reporting unit. Additionally, a significant change in business climate, a loss of a significant customer, increased competition, a sustained decrease in share price, or a decrease in estimated fair value below book value may trigger the need for interim impairment testing of goodwill associated with one or more reporting units.

While the Company’s services have largely been deemed essential, the Company did experience negative impacts on its operations in the latter part of March as the shelter-in-place orders began. The impact of COVID-19 has negatively impacted the Company’s operations, suppliers and other vendors, and customer base. In addition to the impacts of COVID-19, the Company was also impacted by a significant decline in demand and volatility in oil prices as some of the Company’s services involve work within the oil and gas industry. As a result, during the first quarter of 2020, the Company concluded that an impairment triggering event had occurred for all of its reporting units and performed impairment tests for its goodwill and recoverability tests for its long-lived assets, which primarily include finite-lived intangible assets, property and equipment and right of use lease assets. As a result of the impairment testing performed in connection with the triggering event, the Company determined that certain of its goodwill and intangible assets were impaired as the preliminary carrying values exceeded fair values. The Company recorded an aggregate non-cash charge during the three months ended March 31, 2020 in connection with these impairments. See Note 7 – “Goodwill and Intangibles” for further information.

As a result of the impairment triggering event and the Company performed an impairment test for its goodwill at all reporting units. The Company performed a quantitative test comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded as a reduction to goodwill with a corresponding change to earnings in the period the goodwill is determined to be impaired. Any goodwill impairment is limited to the total amount of goodwill allocated to that reporting unit. As of March 31, 2020, the Company had not finalized its purchase price allocation for the APi Acquisition (See Note 4 – “Business Combinations”). The carrying value of each reporting unit used in the impairment test was based on preliminary values from the APi Acquisition. The Company anticipates it will finalize its accounting for the APi Acquisition during the third quarter of 2020, which will lead to changes in the carrying value of each reporting unit and may change the corresponding impairment charge recognized in each reporting unit.

The Company determines the fair value of its reporting units using a combination of the income approach (discounted cash flow method) and market approach (guideline transaction method and guideline public company method). Management weighs each of the methods applied to determine the fair value of its reporting units.

Under the discounted cash flow method, the Company determines fair value based on the estimated future cash flows for each reporting unit, discounted to present value using a risk-adjusted industry weighted-average cost of capital, which reflects the overall level of inherent risk for each reporting unit and the rate of return an outside investor would expect to earn. Cash flow projections are derived from budgeted amounts (typically a one-year model) and subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur from a market participant’s standpoint. All cash flow projections by reporting unit are evaluated by management. A terminal value is derived by capitalizing free cash flow into perpetuity. The capitalization rate is derived from the weighted-average cost of capital and the estimated long-term growth rate for each reporting unit.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

Under the guideline transaction and guideline public company methods, the Company determines the estimated fair value for each of its reporting units by applying transaction multiples and public company multiples, respectively, to each reporting unit’s applicable earnings measure. The transaction multiples are based on observed purchase transactions for similar businesses adjusted for size, diversification and risk. The public company multiples are based on peer group multiples adjusted for size, growth, risk and margin.

Impairment of long-lived assets excluding goodwill: The Company periodically reviews the carrying amount of its long-lived asset groups, including property and equipment and other identifiable intangibles subject to amortization, when events or changes in circumstances indicate the carrying value may not be recoverable. If facts and circumstances support the possibility of impairment, the Company will compare the carrying value of the asset or asset group with the undiscounted future cash flows related to the asset or asset group. If the carrying value of the asset or asset group is greater than its undiscounted cash flows, the resulting impairment will be determined as the difference between the carrying value and the fair value, where fair value is determined for the carrying amount of the specific asset groups based on discounted future cash flows or appraisal of the asset groups.

As noted above in “Use of estimates and risks and uncertainty of COVID-19”, during the first quarter of 2020, the Company concluded that an impairment triggering event had occurred. The Company reviewed its long-lived assets for impairment and recorded a $5 impairment charge related to the intangible assets that were part of a business classified as held for sale at March 31, 2020. The impairment was measured under the market multiple approach, utilizing estimates of market multiples from the eventual sale of the business based on information obtained as part of the marketing process. The carrying value used in the impairment test was based on preliminary values from the APi Acquisition. The Company anticipates it will finalize its purchase price allocation for the APi Acquisition during the third quarter of 2020, which will lead to changes in the carrying value and may change the corresponding impairment charge.

Note 3.     Recent accounting pronouncements

See the recent accounting pronouncements discussion below for information pertaining to the effects of recently adopted and other recent accounting pronouncements, as updated from the discussion in the Company’s 2019 audited consolidated financial statements included in the Registration Statement on Form S-4 effective May 1, 2020.

Accounting standards issued and adopted:

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The ASU removes the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments or changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this guidance as of January 1, 2020, which did not have a material impact on its consolidated financial position, results of operations, cash flows, or disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For trade and other receivables, contract assets, loans and other financial

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The Company adopted this guidance as of January 1, 2020, which did not have a material impact on its consolidated financial statements as credit losses are not expected to be significant based on historical trends, the financial condition of our customers and external factors. Management actively monitors the economic environment, including any potential effects from the COVID-19 pandemic, on the Company’s customers and its financial assets.

Accounting standards issued but not yet adopted:

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”) to clarify the interaction in accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

Note 4.     Business Combinations

On September 2, 2019, the Company (then known as J2 Acquisition Limited) entered into an agreement (the “Purchase Agreement”) to acquire all of the issued and outstanding capital stock of APi Group (the “APi Acquisition”), a market-leading business services provider of safety, specialty, and industrial services in over 200 locations, primarily in North America. In accordance with the terms of the Purchase Agreement, on October 1, 2019, the Company completed the APi Acquisition and obtained control of APi Group and, concurrently, changed the Company’s name to APi Group Corporation.

The aggregate purchase price consideration transferred to the shareholders of APi Group (the “Sellers”) totaled $2,991, which included: i) a cash payment made at closing of $2,565, net of cash acquired; ii) deferred purchase consideration with an estimated fair value of $135; and iii) 28,373,000 ordinary shares of the Company with a value of $291. The Company funded the cash portion of the purchase price with a combination of cash on hand, a $1,200 term loan under a new term loan facility (see Note 11 – “Debt”) and approximately $207 of proceeds from a warrant exercise.

The deferred purchase price consideration is an estimate of future payments to be made to the Sellers pursuant to the terms of the Purchase Agreement upon final determination of certain income tax related matters. Prior to the APi Acquisition, APi Group was structured for United States (“US”) income tax purposes as a “flow through entity”. Pursuant to the terms of the Purchase Agreement, the Company agreed to pay to the Sellers the following amounts: i) up to $130 related to an Internal Revenue Code (“IRC”) Section 338(h)(10) election made by the Sellers; ii) up to $22.5 for IRC Section 965 taxes incurred by the Sellers and; iii) an amount sufficient to cover the Sellers’ state and federal tax liabilities for 2019. These deferred payments are expected to be paid to the Sellers over the course of approximately 18 months from the APi Acquisition date. A final determination of the amounts of deferred purchase consideration due to the sellers will not be determined until such time that the Company files its final 2019 tax return. The

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

Company expects to file its final 2019 tax returns no later than the fourth quarter of 2020. The fair value of the deferred purchase consideration is based on management’s estimated amounts and timing of future payments, discounted utilizing rates ranging from 2.6% to 2.8% to reflect market participant assumptions. The discount rate utilized was a risk-free rate selected based on the nearest risk-free rate term associated with the payments of the deferred purchase consideration, with a credit risk premium applied as the payments are not risk-free. During the three months ended March 31, 2020, the Company recorded measurement period adjustments related to revising the estimate of deferred consideration, which reduced the purchase price by $12.

The estimated fair value of the Company’s capital stock issued as purchase consideration was determined in accordance with ASC 820, Fair Value Measurement (“ASC 820”).

The APi Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values, with the exception of the following: i) pre-acquisition contingencies which are recognized and measured in accordance with ASC 450, Contingencies (“ASC 450”) if fair value cannot be determined; ii) indemnification assets which are recognized and recorded in accordance with ASC 805 consistent with that used to measure the liabilities to which they relate, subject to any contractual limitations; iii) deferred income tax assets acquired and liabilities assumed which are recognized and measured in accordance with ASC 740, Income Taxes; iv) certain lease related assets and liabilities which are measured and recognized in accordance with ASC 842, Leases and; v) assets held for sale which are measured in accordance with ASC 360, Impairment or Disposal of Long-Live Assets. The Company has not finalized its accounting for the APi Acquisition as this transaction occurred during the fourth quarter of 2019. The areas of the purchase price allocation that are not yet finalized are primarily related to the valuation of: i) property and equipment; ii) intangible assets; iii) lease-related assets and liabilities; iv) indemnification assets and; v) pre-acquisition contingencies. Additionally, the purchase price allocation is provisional for income tax-related matters and a final determination of deferred purchase consideration. The Company anticipates it will finalize its accounting for the APi Acquisition, including the allocation of goodwill to reporting units, during the third quarter of 2020.

The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The APi Acquisition resulted in recorded goodwill as a result of a higher consideration multiple paid relative to prior similar acquisitions driven by maturity and quality of the operations and industry, including workforce, and how the Company expects to leverage this business within the public capital markets to create additional value for its shareholders. The Company has assigned the provisional goodwill to its reportable segments as follows: i) Safety Services—$633; ii) Specialty Services—$286; iii) Industrial Services—$50. Under the terms of the Purchase Agreement, the Sellers made a Section 338(h)(10) election under the US IRC. Accordingly, goodwill attributable to the US operating subsidiaries and the step-up to fair value allocated to US domiciled property and equipment and intangible assets reflected in the acquisition date balance sheet are expected to be deductible for US income tax purposes. The provisional amount of goodwill that is expected to be deductible for US income tax purposes is $917.

Prior to the APi Acquisition, one of the APi Group subsidiaries was the subject of a class action lawsuit in which the plaintiffs claim the Subsidiary owed unpaid overtime wages stemming from its alleged misclassification of employees as exempt from time-and-a-half pay under the Fair Labor Standards Act (FLSA). During September 2019, prior to the APi Acquisition, a tentative settlement was reached under which the Subsidiary agreed to pay approximately $20 to the participants in the class action. Accordingly, pursuant to ASC 805, a liability for this pre-acquisition contingency was recognized. This matter was included as a specifically identified indemnification matter in the Purchase Agreement, for which the Company recognized an indemnification asset in purchase accounting, as the amount is deemed realizable based on the contractual nature of this item. During the quarter ended March 31, 2020, the indemnified matter was funded by the former stockholders.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

The following table summarizes the preliminary fair value of consideration transferred and the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the APi Acquisition:

Cash paid at closing	$2,703
Deferred consideration	135
Share consideration—28,373,000 APG ordinary shares	291

Total consideration	$3,129

Cash	$138
Accounts receivable	770
Contract assets	350
Other current assets	182
Property and equipment	416
Finance and operating lease right of use assets	102
Other noncurrent assets	72
Assets held for sale	14
Intangibles	1,182
Goodwill	969
Accounts payable	(188)
Contract liabilities	(206)
Accrued expenses	(392)
Other current liabilities	(57)
Operating lease liability	(101)
Finance lease liability	(18)
Deferred tax liability	(25)
Other noncurrent liabilities	(79)

Net assets aquired	$3,129

The fair value of the acquired trade accounts receivables approximates the carrying value of trade accounts receivables due to the short-term nature of the expected timeframe to collect the amounts due to the Company and the contractual cash flows, which are expected to be collected related to these receivables.

As part of the purchase price allocation, the Company determined the identifiable intangible assets were: i) customer relationships; ii) tradenames and trademarks and; iii) contractual backlog. The fair value of the intangible assets was estimated using variations of the income approach. Specifically, the excess earnings method was utilized to estimate the fair value of the customer relationships and the contractual backlog and the relief from royalty method was utilized to estimate the fair value of the tradenames and trademarks. The customer relationships intangible asset pertains to APi Group’s non-contractual relationships with its customers. Tradenames and trademarks relate to the individual acquired subsidiaries’ names and overall consolidated group name and related industry recognition. Contractual backlog represents the expected remaining cash flows to be received under non-cancellable customer contracts, which are anticipated to be completed within the next 15 months. The cash flow projections were discounted using rates ranging from 15.7% to 17.5%. The cash flows were based on estimates used to price the transaction, including market participant considerations, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

The following table summarizes the preliminary fair value of the identifiable intangible assets:

Contractual backlog	$112
Customer relationships	762
Tradenames and trademarks	308

Total intangibles	$1,182

The estimated useful lives over which the intangible assets will be amortized are as follows: contractual backlog (15 months), customer relationships (8 years), and tradenames and trademarks (15 years).

Pursuant to the terms of the Purchase Agreement, approximately $2 of cash consideration and $18 of share consideration (1,746,342 ordinary shares) were placed into escrow. As of March 31, 2020, 608,016 shares had been released from escrow. The cash escrow and share consideration escrow represent escrow accounts established for consideration adjustments that may be required to be made by the employee stock ownership plan (“ESOP”). The share consideration placed in escrow is specifically related to any indemnification matters, including certain specifically identified indemnification matters in the Purchase Agreement (the “Indemnity Escrow Account”) related to pre-acquisition asserted claims and litigation. The Indemnity Escrow Account will remain in place until the later of March 31, 2021 or the receipt of the Final Determination Letter (as defined in the Purchase Agreement) in relation to the termination of the ESOP, to the extent there are no submitted but unsettled indemnification claims at that date. Prior to the APi Acquisition, the ESOP held an approximately 36% ownership interest in APi Group. Pursuant to the terms of the Purchase Agreement, the Purchase Agreement contains an indemnification cap of $45. For any indemnification claims that are identified, the pro-rata portion that relates to the ESOP shareholders of APi Group will be paid from the Indemnity Escrow Account up to $18. For any indemnification claims that are identified, the pro-rata portion that relates to the non-ESOP shareholders of APi Group will require settlement directly from those former shareholders.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2019 as if the APi Acquisition and related financing had occurred as of January 1, 2018, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of APi Group and are not necessarily indicative of what Company’s operating results would have been had the acquisition and related financing taken place on January 1, 2018.

Three Months Ended March 31, 2019 (Predecessor)
Net revenue	$922
Net loss	(10)

Pro forma financial information is presented as if the operations of APi Group had been included in the consolidated results of the Company since January 1, 2018 and gives effect to transactions that are directly attributable to the APi Acquisition and related financing. Successor and Predecessor periods have been combined in the pro forma financial information for the three months ended March 31, 2019 with pro forma adjustments to adjust for the different basis in accounting between the Successor and the Predecessor. Adjustments include: additional depreciation and amortization expense related to the fair value of acquired property and equipment and intangible assets as if such assets were acquired on January 1, 2018; interest expense under the Company’s $1,200 term loan under a new term loan facility as if the amount borrowed to partially finance the purchase price was borrowed on January 1, 2018; and adjustments for interest and investment income on cash and cash equivalents and investments in marketable securities held by the Company for the three months ended March 31, 2019 related to

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

the IPO proceeds generated and invested until the completion of the APi Acquisition as the pro forma financial statements assume that the IPO financing occurred on January 1, 2018 and the proceeds were used to complete the APi Acquisition concurrently. Further adjustments assume income taxes for the Predecessor periods based on a blended US federal and state statutory tax rate.

The purchase agreements related to APi Group’s previously completed acquisitions typically included deferred payment provisions to the former owners, who became employees of APi Group. The provisions are made up of two general types of arrangements both of which are contingent on the future performance of the acquired entity; contingent compensation and contingent consideration. Compensation arrangements are also contingent on the former owner’s future employment with APi Group. The expense related to contingent compensation arrangements is recognized over the required employment period which is typically three to five years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition. Both the compensation-type and contingent consideration arrangements are typically paid over a three- to five-year period.

The total contingent compensation arrangement liability assumed as part of the APi Acquisition was $27. The total contingent compensation arrangement liability was $34 and $30 at March 31, 2020 and December 31, 2019, respectively. The maximum payout of these arrangements upon completion of the future performance periods is $102 and $99, inclusive of the $34 and $30 accrued as of March 31, 2020 and December 31, 2019, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities for all periods presented. Compensation expense is recognized based on the individual arrangement’s portion of the earnings achieved compared to the cumulative earnings target set in the arrangement in conjunction with the portion of the required employment period that has passed compared to what is remaining.

The total accrued contingent consideration obligation assumed as part of the APi Acquisition was $8 which is included in other accrued and other noncurrent liabilities as of October 1, 2019.

The fair value of the contingent consideration obligations assumed related to APi Group’s previously completed acquisitions is determined using a probability-weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., potential payment amounts, length of measurement periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. There are no elements of contingent consideration related to the APi Acquisition, other than those liabilities assumed related to APi Group’s previously completed acquisitions. See Note 8 – “Fair Value of Financial Instruments” for further information regarding the contingent consideration liabilities.

In conjunction with the APi Acquisition, the Company acquired certain assets that qualified as held for sale. Accordingly, these assets were recognized by the Company in purchase accounting at fair value less the cost to sell and totaled $14. All of these assets were sold by the Company as of March 31, 2020.

Note 5.     Divestitures and Held for Sale

During the fourth quarter 2019, the Company determined its intent to sell or otherwise discontinue operations of two subsidiaries in its Industrial Services segment and classified the net book value of those companies as held for sale in the consolidated balance sheet. As of March 31, 2020, the Company has completed the divestiture of one of the subsidiaries and the other subsidiary remains classified as held for sale. The sale was completed for $10, for which the Company recorded a note receivable within prepaid expense and other current assets on the condensed consolidated balance sheet. The divestiture resulted in no gain or loss on sale.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

The following table presents information related to the major classes of assets that were classified as assets held for sale in the consolidated balance sheets:

	March 31, 2020 (Successor)	December 31, 2019 (Successor)
Property and equipment, net	$—	$9
Goodwill	—	1
Intangible assets, net (1)	5	10

Total assets held for sale	$5	$20

(1)

During the three months ended March 31, 2020, the Company recorded an impairment of $5 on the intangible assets of a subsidiary held for sale as a result of the triggering events associated with the COVID-19 pandemic.

Note 6.     Revenue

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. Revenue is primarily recognized by the Company over time utilizing the cost-to-cost measure of progress, consistent with the Company’s previous revenue recognition practices. Revenue recognized at a point in time relates primarily to distribution contracts and was not material for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively.

Contracts with customers: The Company derives revenue primarily from Safety Services, Specialty Services and Industrial Services contracts with a duration of less than one week to three years, with the majority of contracts with durations of less than six months, which are subject to multiple pricing options, including fixed price, unit price, time and materials, or cost plus a markup. The Company also enters into fixed-price service contracts related to monitoring, maintenance and inspection of safety systems. The Company may utilize subcontractors in the fulfillment of its performance obligations. When doing so, the Company is considered the principal in these transactions and revenue is recognized on a gross basis.

Revenue for fixed price agreements is generally recognized over time using the cost-to-cost method of accounting, which measures progress based on the cost incurred to total expected cost in satisfying its performance obligation. The cost-to-cost method is used as it best depicts the continuous transfer of control of goods or services to the customer. Costs incurred include direct materials, labor and subcontract costs, and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in the results of operations under cost of revenues. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed.

Revenue from time and material contracts is recognized as the services are provided and is equal to the sum of the contract costs incurred plus an agreed upon markup. Revenue earned from distribution contracts is recognized upon shipment or performance of the service.

The cost estimation process for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts and the Company’s profit recognition. Changes in these factors could result in cumulative revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such estimated losses are determined.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

The Company disaggregates its revenue primarily by segment, service type, and country, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. Disaggregated revenue information is as follows:

	Three Months Ended March 31, 2020 (Successor)
	Safety	Specialty	Industrial	Corporate and
	Services	Services	Services	Eliminations	Consolidated
Life safety	$343	$—	$—	$—	$343
Mechanical	81	—	—	—	81
Infrastructure/Utility	—	170	—	—	170
Fabrication	—	38	—	—	38
Specialty contracting	—	92	—	—	92
Transmission	—	—	93	—	93
Civil	—	—	7	—	7
Inspection	—	—	37	—	37
Corporate and eliminations	—	—	—	(3)	(3)

Net revenues	$424	$300	$137	$(3)	$858

	Three Months Ended March 31, 2019 (Predecessor)
	Safety	Specialty	Industrial	Corporate and
	Services	Services	Services	Eliminations	Consolidated
Life safety	$334	$—	$—	$—	$334
Mechanical	92	—	—	—	92
Infrastructure/Utility	—	160	—	—	160
Fabrication	—	41	—	—	41
Specialty contracting	—	85	—	—	85
Transmission	—	—	151	—	151
Civil	—	—	2	—	2
Inspection	—	—	60	—	60
Corporate and eliminations	—	—	—	(3)	(3)

Net revenues	$426	$286	$213	$(3)	$922

	Three Months Ended March 31, 2020 (Successor)
	Safety	Specialty	Industrial	Corporate and
	Services	Services	Services	Eliminations	Consolidated
United States	$376	$300	$131	$(3)	$804
Canada and United Kingdom	48	—	6	—	54

Net revenues	$424	$300	$137	$(3)	$858

	Three Months Ended March 31, 2019 (Predecessor)
	Safety	Specialty	Industrial	Corporate and
	Services	Services	Services	Eliminations	Consolidated
United States	$374	$286	$186	$(3)	$843
Canada and United Kingdom	52	—	27	—	79

Net revenues	$426	$286	$213	$(3)	$922

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

The Company’s contracts with its customers generally require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation to provide a single contracted service for the duration of the project. For contracts with multiple performance obligations, the transaction price of a contract is allocated to each performance obligation and recognized as revenue when or as the performance obligation is satisfied using the estimated stand-alone selling price of each distinct good or service. The stand-alone selling price is estimated using the expected cost plus a margin approach for each performance obligation. The aggregate amount of transaction price allocated to the performance obligations that are unsatisfied as of March 31, 2020, was $1,433.

When more than one contract is entered into with a customer on or close to the same date, management evaluates whether those contracts should be combined and accounted for as a single contract as well as whether those contracts should be accounted for as one, or more than one, performance obligation. This evaluation requires significant judgment and is based on the facts and circumstances of the various contracts.

Contracts are often modified through change orders to account for changes in the scope and price of the goods or services being provided. Although the Company evaluates each change order to determine whether such modification creates a separate performance obligation, the majority of change orders are for goods or services that are not distinct within the context of the original contract and, therefore, are not treated as separate performance obligations but rather as a modification of the existing contract and performance obligation.

Variable consideration: Transaction prices for customer contracts may include variable consideration, which comprises items such as early completion bonuses and liquidated damages provisions. Management estimates variable consideration for a performance obligation utilizing estimation methods that are believed to best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the transaction price only to the extent it is probable, in the Company’s judgment, that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Changes in the estimates of transaction prices are recognized in revenue on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), the Company did not recognize significant revenue associated with the final settlement of contract value for any projects that were completed in prior periods. In addition, for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), there were no significant reversals of revenue recognized associated with the revision of transaction prices. The Company typically does not incur any returns, refunds or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of performance.

Contract assets and liabilities: The Company typically invoices customers with payment terms of net due in 30 days. It is also common for the contract in the industry to specify that a general contractor is not required to submit payments to a subcontractor until it has received those funds from the owner or funding source. In most instances, the Company receives payment of invoices between 30 to 90 days of the date of the invoice.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from the Company’s projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to the Company’s customers, as the amounts cannot be billed under the terms of the Company’s contracts. In addition, many of the Company’s time and materials arrangements are billed in arrears pursuant to contract terms, resulting in contract assets being recorded, as revenue is recognized in advance of billings.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

The Company utilizes the practical expedient under ASC 606 and does not adjust for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of performance for the Company’s services. As of March 31, 2020, none of the Company’s contracts contained a significant financing component. Contract liabilities from the Company’s construction contracts arise when amounts invoiced to the Company’s customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities also include advance payments from the Company’s customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation. Contact assets and liabilities are classified as current in the consolidated balance sheets as all amounts are expected to be relieved within one year.

The opening and closing balances of accounts receivable, net of allowances, contract assets and contract liabilities from contracts with customers as of March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,	December 31,
	2020	2019	2018
	(Successor)	(Successor)	(Predecessor)
Accounts receivable, net of allowances	$662	$730	$765
Contract assets	251	245	240
Contract liabilities	205	193	203

The Company did not recognize significant revenue associated with the final settlement of contract value for any projects that were completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At March 31, 2020 and December 31, 2019, retentions receivable were $116 and $133, respectively, while the portions that may not be received within one year were $24 and $28, respectively. There were no other significant changes due to business acquisitions or significant changes in estimates of contract progress or transaction price. There was no significant impairment of contract assets recognized during the period.

Costs to obtain or fulfill a contract: The Company generally does not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. The Company may incur certain fulfilment costs such as initial design or mobilization costs which are capitalized if: (i) they relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Such costs, which are amortized over the life of the respective project, were not material for any period presented. The Company generally does not incur any significant costs related to obtaining a contract with a customer.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

Note 7.     Goodwill and Intangibles

Goodwill: The changes in the preliminary carrying amount of goodwill by reportable segment for the three months ended March 31, 2020 are as follows (amounts primarily represent the preliminary estimate of goodwill attributable to the APi Acquisition):

	Safety	Specialty	Industrial	Total
	Services	Services	Services	Goodwill
Goodwill as of December 31, 2019	$639	$290	$51	$980
Acquisitions	—	2	—	2
Impairments(1)	(34)	(120)	(49)	(203)
Measurement period adjustments	(6)	(4)	(2)	(12)

Goodwill as of March 31, 2020	$599	$168	$—	$767

(1) During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units (See Note 2 – “Basis of Presentation and Significant Accounting Policies”). Pursuant to the authoritative literature, the Company performed an impairment test and recorded an impairment charge of $203 to reflect the impairment of its goodwill. The impairment charge of $34 recorded within the Safety Services segment was recorded within the Mechanical reporting unit. The impairment charge of $120 recorded within the Specialty Services segment was recorded within the Infrastructure/Utility reporting unit, Fabrication reporting unit and Specialty Contracting reporting unit for $80, $17 and $23, respectively. The impairment charge of $49 recorded within the Industrial Services segment was recorded within the Transmission reporting unit and Civil reporting unit for $45 and $4, respectively. The impairment charge was recorded based on preliminary estimates of each reporting unit’s carrying values, and may change in future periods as the accounting for the APi Acquisition is finalized (See Note 2 – “Basis of Presentation and Significant Accounting Policies”).

Intangibles: The Company has the following identifiable intangible assets as of March 31, 2020 and December 31, 2019 (amounts primarily represent the preliminary estimate of intangibles attributable to the APi Acquisition):

	March 31, 2020
	Weighted-Average	Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount
Amortized intangibles:
Backlog intangibles	1	$112	$(45)	$67
Customer relationships	8	755	(48)	707
Trade names	15	305	(10)	295

Total		$1,172	$(103)	$1,069

	December 31, 2019
	Weighted-Average	Gross
	Useful Lives	Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount
Amortized intangibles:
Backlog intangibles	1	$112	$(22)	$90
Customer relationships	8	755	(24)	731
Trade names	15	305	(5)	300

Total		$1,172	$(51)	$1,121

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

Amortization expense recognized on intangibles was as follows:

	Three Months Ended March 31,
	2020 (Successor)	2019 (Predecessor)
Cost of revenues	$22	$—
Selling, general, and administrative expense	30	9

Total intangible asset amortization expense	$52	$9

Note 8.     Fair Value of Financial Instruments

U.S. GAAP defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Management considers debt to approximate fair value. The authoritative guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. As the basis for evaluating such inputs, a three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2:

Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

Recurring Fair Value Measurements: The Company’s financial assets and liabilities adjusted to fair value at least annually are derivative instruments and contingent consideration, which are primarily included in other noncurrent liabilities and contingent consideration and compensation liabilities.

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of March 31, 2020 and December 31, 2019:

	Fair Value Measurements at March 31, 2020
	Level 1	Level 2	Level 3	Total
Derivatives	$—	$(36)	$—	$(36)
Contingent consideration obligations	—	—	(9)	(9)

	$—	$(36)	$(9)	$(45)

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivatives	$—	$—	$—	$—
Contingent consideration obligations	—	—	(7)	(7)

	$—	$—	$(7)	$(7)

The Company determines the fair value of its interest rate swaps (“Derivatives”) using standard pricing models and market-based assumptions for all inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

The value of the contingent consideration obligations is determined using a probability-weighted discounted cash flow method. This fair value measurement is based on unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., potential payment amounts, length of measurement periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows and a discount rate. Depending on the contractual terms of the purchase agreement, the probability of achieving future cash flows or earnings generally represent the only significant unobservable inputs. The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Three Months Ended March 31, 2020
Balances at beginning of period	$7
Acquisitions	—
Issuances	—
Settlements	—
Adjustments to fair value	2

Balance at end of period	$9

Number of open contingent consideration arrangements at the end of period	6
Maximum potential payout at end of period	$11

At March 31, 2020, the remaining open contingent consideration arrangements are set to expire at various dates through March 2023. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments, and the related unobservable inputs, were not considered significant for the three months ended March 31, 2020.

Note 9.     Derivatives

From time to time, the Company (Successor) enters into derivative transactions to hedge its exposures to interest rate fluctuations. The Company does not enter into derivative transactions for trading purposes. The Company manages its fixed and floating rate debt mix using interest rate swaps. Interest rate swap contracts are used by the Company to separate interest rate risk management from the debt funding decision. The cash paid and received from the settlement of interest rate swaps is included in interest expense in the consolidated statement of operations.

At March 31, 2020, the Company had a $720 notional amount interest rate swap that fixes LIBOR at 1.62%. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to the Company’s forecasted variable interest payments and has maturity dates through October 2024. The effective portion of the after-tax fair value unrealized gains or losses on this swap is included as a component of accumulated other comprehensive income (loss).

The fair value of the interest rate swap designated as an effective hedge was a liability of $36 and an asset of less than $1 as of March 31, 2020 and December 31, 2019, respectively. The increase in the

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

liability was primarily driven by changes in the applicable LIBOR rate which was 0.99% at March 31, 2020 compared to 1.76% at December 31, 2019. The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Note 10.     Property and Equipment, Net

The components of property and equipment at March 31, 2020 and December 31, 2019 are as follows:

	Estimated Useful Lives (In Years)	March 31, 2020	December 31, 2019
Land	N/A	$20	$19
Building	40	64	66
Machinery and equipment	3–15	179	174
Autos and trucks	5	73	67
Office equipment	3–7	67	66
Leasehold improvements	2–10	28	28

Total cost		431	420
Accumulated depreciation		(34)	(18)

Property and equipment, net		$397	$402

Depreciation expense related to property and equipment, including capital leases, was $18 and $16 for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively, and is included within cost of revenues and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 11.     Debt

Debt obligations consist of the following:

Description	Maturity Date	March 31, 2020	December 31, 2019
Term Loan Facility
Term Loan	October 1, 2026	$1,197	$1,200
Revolving Credit Facility	October 1, 2024	200	—
Other Obligations		10	14

Total debt obligations		1,407	1,214
Less unamortized deferred financing costs		(23)	(24)

Total debt, net of deferred financing costs		1,384	1,190
Less current portion of long-term debt		(217)	(19)

Long-term debt		$1,167	$1,171

As of March 31, 2020, there was $1,197 of principal outstanding under the Term Loan bearing interest of 3.49% per annum based on one-month LIBOR plus 250 basis points.

The interest rate applicable to borrowings under the Revolving Credit Facility is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25% or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25%. The weighted-average interest rate on the Revolving Credit Facility was 4.56% as of March 31, 2020.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

During March 2020, the Company drew $200 on its Revolving Credit Facility, which was subsequently paid down during April 2020. At March 31, 2020 and December 31, 2019, the Company had $200 and $0 outstanding under this Revolving Credit Facility, respectively, and $33 and $235 was available at March 31, 2020 and December 31, 2019, respectively, after giving effect to $67 and $65 of outstanding letters of credit.

As of March 31, 2020 and December 31, 2019, the Company was in compliance with the applicable debt covenants contained in the Credit Agreement.

One of the Company’s Canadian operations has a $20 unsecured line-of-credit agreement with a variable-interest rate based upon the prime rate. The Company had no amounts outstanding under the line of credit as of March 31, 2020 and December 31, 2019.

As of March 31, 2020, and December 31, 2019, the Company had $10 and $14 in notes outstanding for the acquisition of equipment and vehicles, respectively.

Note 12.     Income Taxes

Historically, APi Group has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code for federal tax purposes. As a result, APi Group’s income was not subject to U.S. federal income taxes or state income taxes in those states where the S Corporation status is recognized. In Predecessor periods, no provision or liability for federal or state income tax has been provided in its consolidated financial statements except for those taxing jurisdictions where the S Corporation status is not recognized. In connection with the APi Acquisition, APi Group’s S Corporation status was terminated and APG will be treated as a C Corporation under Subchapter C of the Internal Revenue Code and will be part of the consolidated tax group of the Company. The termination of the “S” Corporation election has had a material impact on the Company’s results of operations, financial condition, and cash flows as reflected in the March 31, 2020 consolidated financial statements. The effective tax rate has increased, and net income has decreased as compared to the Company’s “S” Corporation tax years, since the Company is now subject to U.S. federal and state corporate income taxes in addition to foreign corporate income taxes on its earnings.

The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items. The Company’s effective tax rate was 20.9% and 6.0% for the three months ended March 31, 2020 and 2019, respectively. The most significant item contributing to the change in the effective tax rate relate to the Company’s change in “S” Corporation to “C” Corporation status. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the quarter ended March 31, 2020 is due to an asset impairment charge benefit offsetting state taxes and taxes on foreign earnings in jurisdictions that have higher tax rates.

As of March 31, 2020, the Company’s deferred tax assets included a valuation allowance of $1 primarily related to certain deferred tax assets of the Company’s foreign subsidiaries. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of March 30, 2020, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $248, $0 and $8, respectively. The federal net operating losses have carryback periods of five years that can offset 100% of taxable income for periods in which the Company was a “C” Corporation and can be carried forward indefinitely. The

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

carryforwards will be able to offset 80% of future taxable income for years beginning after 2020. The foreign net operating losses have carryback periods of three years, carryforward periods of twenty years and begin to expire in 2034.

The Company’s liability for unrecognized tax benefits is recorded within other non-current liabilities in the consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the income statement. As of March 31, 2020 and December 31, 2019, the total gross unrecognized tax benefits were $3 and $4, respectively. The Company had accrued gross interest and penalties as of March 31, 2020 and December 31, 2019 of $1 and $1, respectively. During the periods ended March 31, 2020 and March 31, 2019, the Company recognized net interest expense of $0 and $0, respectively.

If all of the Company’s unrecognized tax benefits as of March 31, 2020 were recognized, the entire balance would impact the Company’s effective tax rate. We expect for $2 of unrecognized tax benefits to expire in the next twelve months due to lapses in the statute of limitations.

The Company files income tax returns in the U.S. federal jurisdiction, various state, local and foreign jurisdictions. For periods ended September 30, 2019 (predecessor) and prior, the Company, including its domestic subsidiaries, filed state income tax returns for those states that do not recognize Subchapter S corporations. As of March 31, 2020, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year 2014. The U.S. federal jurisdiction is under exam for the period ended December 31, 2017. No adjustments have been proposed and the Company does not expect the results of the audit to have a material impact on the consolidated financial statements.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law making several changes to the Internal Revenue Code. The CARES Act, among other things, permits Net Operating Loss (“NOL“) carryovers to offset 100% of taxable income for tax years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding tax years to generate a refund of previously paid income taxes. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. The CARES Act also accelerates the refund of AMT credits that were previously accumulated. The tax law changes in the CARES Act did not have a material impact on the Company’s income tax provision.

Note 13.     Employee Benefit Plans

Certain of the Company’s subsidiaries, including certain subsidiaries in Canada, contribute amounts to multiemployer pension and other multiemployer benefit plans and trusts (“MEPPs”), which are recorded as a component of employee wages and salaries within costs of revenue. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total contributions to multiemployer plans and the related number of employees covered by these plans, including with respect to the Company’s Canadian operations, were $21 and $20 during the three months ended March 31, 2020 and 2019, respectively.

Note 14.     Related-Party Transactions and Investments

The Company (Successor) paid a quarterly management fee of $1, to an entity owned by Sir Martin E. Franklin.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

Note 15.     Earnings (Loss) Per Share

Net income is allocated between the Company’s ordinary shares and other participating securities based on their participation rights. The Founder Preferred Shares represent participating securities. Earnings attributable to Founder Preferred Shares are not included in earnings attributable to ordinary shares in calculating earnings per ordinary share (the “two class method”). For periods of net loss, there is no impact from the two-class method on earnings (loss) per share (“EPS”) as net loss is allocated to ordinary shares because Founder Preferred Shares are not contractually obligated to share the loss.

The following table sets forth the computation of earnings (loss) per ordinary share using the two-class method. The dilutive effect of outstanding Founder Preferred Shares and restricted stock units (“RSUs”) issued by the Company is reflected in diluted EPS using the if-converted method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Founder Preferred Shares, RSUs, warrants and stock options are anti-dilutive. (amounts in millions, except share and per share amounts):

Three Months Ended March 31, 2020
Numerator:
Net loss	$(194)
Adjustment for vested participating Founder Preferred shares	—

Net loss attributable to ordinary shares	$(194)

Denominator:
Weighted average shares outstanding - basic	169,822,082
Dilutive securities (1)	—

Weighted average shares outstanding - diluted	169,822,082

Basic and diluted loss per ordinary share	$(1.14)

Ordinary shares issuable upon conversion of Founder Preferred Shares	4,000,000

(1)

There are 4,000,000 Founder Preferred Shares, 1,441,546 RSUs, 162,500 stock options to purchase the same number of ordinary shares, and 64,546,077 warrants exercisable to purchase ordinary shares on a 3:1 basis (21,515,359 ordinary share equivalents) that represent potentially dilutive securities that are excluded as their effect would be anti-dilutive.

Predecessor

The Company has not presented Predecessor earnings per member unit information because it is not meaningful or comparable to the required Successor EPS information presented above, as well as the fact that Predecessor units were not publicly traded.

Note 16.     Segment Information

The Company manages its operations under three operating segments, which represent the Company’s three reportable segments: Safety Services, Specialty Services, and Industrial Services. The segments derive their revenue from distribution, fabrication and various types of service and contracts, primarily in the United States as well as Canada and the United Kingdom.

The Safety Services segment focuses on end-to-end integrated occupancy systems (fire protection services, HVAC, and entry systems) including design, installation, inspection and service of these integrated systems. This segment also provides mission critical services, including life safety, emergency communication systems and specialized mechanical services. The work performed within this segment spans across industries and facilities and includes commercial, industrial, residential, medical and special-hazard settings.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

The Specialty Services segment provides utility infrastructure services and specialized industrial plant services including maintenance and repair of water, sewer, telecom and broadband infrastructure. Customers within this segment vary from public and private utilities, communications, industrial plants and governmental agencies throughout the United States.

The Industrial Services segment provides a variety of specialty contracting services and solutions to the energy industry focused on transmission and distribution. Services within this segment include oil and gas pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance.

The accounting policies of the reportable segments are the same as those described in Note 2 – “Basis of Presentation and Significant Accounting Policies”. All intercompany transactions and balances are eliminated in consolidation. Intercompany revenue and costs between entities within a reportable segment are eliminated to arrive at segment totals, and eliminations between segments are separately presented. Corporate results include amounts related to corporate functions such as administrative costs, professional fees, acquisition-related transaction costs (exclusive of acquisition integration costs, which are included within the segment results of the acquired businesses), and other discrete items.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. As appropriate, the Company supplements the reporting of consolidated financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including EBITDA. The Company believes these non-U.S. GAAP measures provide meaningful information and help investors understand the Company’s financial results and assess its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and as compared with its peers, because it excludes certain items that may not be indicative of the Company’s core operating results for its reportable segments. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA.

Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income to EBITDA. The tables below may contain slight summation differences due to rounding:

	Three Months Ended March 31, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$424	$300	$137	$(3)	$858
EBITDA Reconciliation
Operating loss	$(10)	$(136)	$(58)	$(30)	$(234)
Plus:
Investment income and other, net	1	2	—	—	3
Depreciation	3	8	4	3	18
Amortization	24	18	9	1	52

EBITDA	$18	$(108)	$(45)	$(26)	$(161)

Total assets	$1,721	$1,160	$441	$564	$3,886
Capital expenditures	1	6	4	—	11

APi Group Corporation

Notes to Condensed Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

(Unaudited)

	Three Months Ended March 31, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$426	$286	$213	$(3)	$922
EBITDA Reconciliation
Operating income (loss)	$52	$—	$(9)	$(17)	$26
Plus:
Investment income and other, net	—	1	—	1	2
Depreciation	1	8	4	3	16
Amortization	2	5	2	—	9

EBITDA	$55	$14	$(3)	$(13)	$53

Total assets	$780	$813	$356	$116	$2,065
Capital expenditures	4	11	7	—	22

Note 17.     Subsequent Events

On April 28, 2020, the Company changed its jurisdiction of incorporation from the British Virgin Islands to the State of Delaware (“the Domestication”). The business, and assets and liabilities of the Company and its subsidiaries were the same immediately after the Domestication as they were immediately prior to the Domestication. As a result of the Domestication, ordinary shares and Founder Preferred Shares were converted to shares of common stock and Series A Preferred Stock, respectively. Each holder of a warrant, option or restricted stock unit became a holder of a warrant, option or restricted stock unit of the domesticated Company. The number of shares outstanding did not change as a result of the Domestication, and the proportional equity interest of each shareholder remained the same.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements”. These forward-looking statements are based on beliefs and assumptions as of the date such statements are made, and are subject to risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “expect,” “anticipate,” “project,” “will,” “should,” “believe,” “intend,” “plan,” “estimate,” “potential,” “target,” “would,” and similar expressions, although not all forward-looking statements contain these identifying terms.

These forward-looking statements are based on our current expectations and assumptions and on information currently available to management and include, among others, statements regarding, as of the date such statements are made:

•

our expectations regarding the impact of the COVID-19 pandemic on our business, including the seasonal and cyclical volatility of our business, and future financial results, the precautionary measures we are taking in response to the pandemic and the impact of those measures on our business and future financial results;

•	our beliefs regarding the recurring and repeat nature of our business;

•	our expectations regarding industry trends and their impact on our business, and our ability to capitalize on the opportunities presented in the markets we serve;

•	our intent to continue to grow our business, both organically and through acquisitions, and our beliefs regarding the impact of our business strategies on our growth;

•	our beliefs regarding our customer relationships;

•	our expectations and beliefs regarding accounting and tax matters; and

•

our beliefs regarding the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity.

These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report and in our Form S-4, effective as of May 1, 2020, including those described under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in such Form S-4, and other filings we make with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the following:

•	the impact of the COVID-19 pandemic on our business, markets, supply chain, customers and workforce, on the credit and financial markets, and on the global economy generally;

•	adverse developments in the credit markets that could adversely affect funding of construction projects;

•	the ability and willingness of customers to invest in infrastructure projects;

•	a decline in demand for our services or for the products and services of our customers;

•	the fact that our revenues are derived primarily from contracts with durations of less than six months and the risk that customers will not renew or enter into new contracts;

•	our ability to successfully acquire other businesses, successfully integrate acquired businesses into our operations and manage the risks and potential liabilities associated with those acquisitions;

•	the impact of our regional, decentralized business model on our ability to execute on our business strategies and operate our business successfully;

•	our ability to compete successfully in the industries and markets we serve;

•	our ability to properly manage and accurately estimate costs associated with specific customer projects, in particular for arrangements with fixed price terms;

•	increases in the cost, or reductions in the supply, of the materials we use in our business and for which we bear the risk of such increases;

•	our relationship with our employees, a large portion of which are covered by collective bargaining arrangements, and our ability to effectively manage and utilize our workforce;

•	the inherently dangerous nature of the services we provide and the risks of potential liability;

•	the impact of customer consolidation;

•	the loss of the services of key senior management personnel and the availability of skilled personnel;

•	the seasonality of our business and the impact of weather conditions;

•	the variability of our operating results between periods and the resulting difficulty in forecasting future operating results;

•	litigation that results from our business, including costs related to any damages we may be required to pay as a result of general liability or workmanship claims brought against our customers;

•	the impact of health, safety and environmental laws and regulations, and the costs associated with compliance with such laws and regulations;

•	our substantial level of indebtedness and the effect of restrictions on our operations set forth in the documents that govern such indebtedness; and

•	our compliance with certain financial maintenance covenants in our credit agreement and the effect on our liquidity of any failure to comply with such covenants.

The factors identified above are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Other factors not discussed herein could also have a material adverse effect on us. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. These forward-looking statements speak only as of the date of this quarterly report. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, except as required by applicable law.

All forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements as well as others made in this quarterly report and hereafter in our other SEC filings and public communications. You should evaluate all forward-looking statements made by us in the context of these risks and uncertainties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section should be read in conjunction with the Interim Statements and related notes included in this quarterly report, and the Consolidated Financial Statements, related notes and the “APG Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other disclosures contained in our Registration Statement on Form S-4 effective May 1, 2020 (the “Form S-4”), including financial results for the year ended December 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under the “Cautionary Note Regarding Forward-Looking Statements” section of this quarterly report.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). To supplement our financial results presented in accordance with U.S. GAAP in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section, we present EBITDA, which is a non-U.S. GAAP financial measure, to assist readers in understanding our performance and provide an additional perspective on trends and underlying operating results on a period-to-period comparable basis. Non-U.S. GAAP financial measures either exclude or include amounts that are not reflected in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Where a non-U.S. GAAP financial measure is used, we have provided the most directly comparable measure calculated and presented in accordance with U.S. GAAP, a reconciliation to the U.S. GAAP measure and a discussion of the reasons why management believes this information is useful to it and may be useful to investors.

Unless the context otherwise requires, all references in this section to “APG”, the “Company”, “we”, “us”, “our”, and “Successor” refer to APi Group Corporation and its subsidiaries for all periods subsequent to the APi Acquisition (as defined below). All references in this quarterly report on Form 10-Q to our “Predecessor” refer to APi Group Inc., (“APi Group”) and its subsidiaries for all periods prior to the APi Acquisition.

Overview

We were incorporated with limited liability under the laws of the British Virgin Islands under the BVI Companies Act on September 18, 2017 under the name J2 Acquisition Limited. We were originally formed for the purpose of acquiring a target company or business. On October 10, 2017, we raised gross proceeds of approximately $1.25 billion in connection with our initial public offering in the United Kingdom. On October 1, 2019, we completed our acquisition of APi Group (the “APi Acquisition”) and changed our name to APi Group Corporation in connection with the APi Acquisition. With over 90 years of history operating from over 200 locations, APi Group is a market leading business services provider of safety, specialty, and industrial services operating primarily in the United States, as well as in Canada and the United Kingdom with consolidated net revenues of approximately $985 million for the Successor in 2019, $3.1 billion for the Predecessor in 2019, and approximately $3.7 billion for the Predecessor in 2018. APi Group provides a variety of specialty contracting services, including engineering and design, fabrication, installation, inspection, maintenance, service and repair, and retrofitting and upgrading. APi provides statutorily mandated and contracted services to a strong base of long-standing customers across industries. We also have an experienced management team and a strong leadership development culture.

We operate our business under three primary operating segments which are also our reportable segments:

•

Safety Services – A leading provider of safety services in North America, focusing on end-to-end integrated occupancy systems (fire protection solutions, HVAC and entry systems), including design, installation, inspection and service of these integrated systems. This segment also provides mission critical services, including life safety, emergency communication systems and specialized mechanical services. The work performed within this segment spans across industries and facilities and includes commercial, industrial, residential, medical and special-hazard settings.

•

Specialty Services – A leading provider of diversified, single-source infrastructure and specialty contractor solutions, focusing on infrastructure services and specialized industrial plant solutions, including maintenance and repair of water, sewer and telecom infrastructure. The customers in this segment vary from public and private utilities, communications, industrial plants and governmental agencies throughout the United States.

•

Industrial Services – A leading provider of a variety of specialty contracting services to the energy industry focused on transmission and distribution. This segment’s services include oil and gas pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance.

We focus on recurring revenue and repeat business from our diversified long-standing customers across a variety of end markets, which provides us with stable cash flows and a platform for organic growth. Maintenance and service revenues are predictable through contractual arrangements with typical terms ranging from days to three years, with the majority having durations of less than six months, and are often recurring due to consistent renewal rates and long-standing customer relationships.

For financial information about our operating segments, see Note 16 – “Segment Information” to our condensed consolidated financial statements included herein.

Prior to the APi Acquisition, we had no revenue or other operations other than the active solicitation of a target business with which to complete a business combination. We generated small amounts of non-operating income in the form of unrealized and realized gains on marketable securities and interest income on cash and cash equivalents. We relied upon the proceeds from the initial public offering to fund our limited acquisition-related operations prior to the closing of the APi Acquisition. The historical financial information prior to the APi Acquisition has not been discussed below as these historical amounts are not considered meaningful.

Effect of Seasonality and Cyclical Nature of Business

Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, customer spending patterns, bidding seasons, project schedules, holidays and timing, in particular, for large, non-recurring projects. Typically, our revenue is lowest at the beginning of the year and during the winter months in North America during the first quarter because cold, snowy or wet conditions can cause project delays. Revenue is generally higher during the summer and fall months during the third and fourth quarters, due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Continued cold and wet weather can often affect second quarter productivity. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive effect on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. The effects of the COVID-19 pandemic could also result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions.

Additionally, the industries we serve can be cyclical. Fluctuations in end-user demand within those industries, or in the supply of services within those industries, can affect demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations or unanticipated changes in project schedules in connection with large projects can create fluctuations in revenue.

Recent Developments

Impairment of Goodwill and Intangibles

During the first quarter of 2020, we concluded that a triggering event had occurred for all of our reporting units as a result of the COVID-19 global pandemic and we recorded total non-cash charges of $208 million to reflect the impairment of our goodwill and intangible assets as preliminary carrying values exceeded fair value. Pursuant to the authoritative literature, we performed impairment tests and determined that, as a result of the impact of COVID-19, which has negatively impacted our operations, suppliers and other vendors, customer base, the demand for work within the oil and gas industry as a result of the volatility in oil prices and other factors outside of the control of management, certain of our goodwill and intangible assets were impaired. Specifically, we determined the goodwill associated with our Mechanical, Infrastructure/Utility, Fabrication, Specialty Contracting, Transmission and Civil reporting units were impaired by $34 million, $80 million, $17 million, $23 million, $45 million and $4 million, respectively. We also determined that intangible assets of a business classified as held for sale were impaired by $5 million.

The circumstances and global disruption caused by COVID-19 has affected, and we believe it will continue to affect, our businesses, operating results, cash flows and financial condition, however the scope and duration of the impact is highly uncertain. In addition, some of the inherent estimates and assumptions used in determining the fair value of our reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, and labor inflation. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on our business and the overall economy, there can be no assurance that our estimates and assumptions made for purposes of the goodwill impairment testing performed during the first quarter of 2020 will prove to be accurate predictions of the impact in future periods.

While we believe we have made reasonable estimates and assumptions to calculate the fair values of our reporting units which were based on facts and circumstances known at such time, it is possible that existing or new events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of our estimates and assumptions. For each of our reporting units, particularly if the global pandemic caused by COVID-19 continues to persist for an extended period of time, a reporting unit’s actual results could be materially different from our estimates and assumptions used to calculate fair value. If so, we may be required to recognize material impairments to goodwill or other long-lived assets. We will continue to monitor our reporting units for any triggering events or other signs of impairment. We may be required to perform additional impairment testing based on further deterioration of the global economic environment, continued disruptions to our businesses, further declines in operating results of our reporting units and/or tradenames, sustained deterioration of our market capitalization, and other factors, which could result in additional impairment charges in the future. Although we cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if economic activity experiences a sustained deterioration from current levels, it is reasonably likely we will be required to record additional impairment charges in the future.

As of March 31, 2020, there was one reporting unit, Life Safety, with fair value exceeding its carrying value by less than 10%. Since the goodwill balances for each reporting unit are still preliminary, pending finalizing purchase price allocation from the APi Acquisition, it is possible the Life Safety reporting unit may experience an impairment charge even if there are no changes to the aforementioned discount rates. Based on a sensitivity analysis, a 10% increase in the carrying value of the Life Safety reporting unit would have resulted in an impairment charge of $27 million.

See Note 2 – “Basis of Presentation and Significant Accounting Policies” and Note 7 – “Goodwill and Intangibles” of the Interim Statements for additional information.

Credit Facilities

In late March 2020, we drew down $200 million under our $300 million Revolving Credit Facility. As of March 31, 2020, $33 million was available after giving effect to $67 million of outstanding letters of credit, which reduce availability. We were in compliance with all covenants contained in the Credit Agreement as of March 31, 2020. During April 2020, we repaid the $200 million of borrowings on the Revolving Credit Facility.

Income Taxes

The three months ended March 31, 2020 were also impacted by certain discrete or non-recurring tax items. The income tax benefit of $51 for the three months ended March 31, 2020 was primarily due to impairment of goodwill and intangible assets. The tax law changes in the CARES Act had an impact of $0 on the Company’s income tax provision.

COVID-19 Update

We continue to monitor the short- and long-term impacts of COVID-19, a global pandemic that has caused a significant slowdown in the global economy beginning in March 2020. While we had some slowdown impact in March, the impacts of COVID-19 were not seen as significant at that time. During the three months ended March 31, 2020, we continued to provide services to our customers and saw a relatively minor impact to our business. To date, the services we provide have been deemed to be essential in most instances. However, as the COVID-19 situation has evolved in April and May, we have seen various disruptions in our work due to the domino effects of the various local, state and national jurisdictional “shelter-in-place” orders, including but not limited to the impact on our efficiency to perform our work while adhering to physical distancing protocols demanded by COVID-19, customers deferring inspection and service projects, and temporary shutdowns of active projects as they work through COVID-19 related matters. Due to the statutory nature of much of our work and the long-term investments being made across the public and private utility sector, to date we have not experienced significant cancellations. However, we are experiencing delays in certain projects and disruptions to the flow of our work to meet COVID-19 working protocols. We are actively quoting new work for customers such as schools, universities, hotels, casinos and other customers that may be temporarily operating at less than capacity or closed. Should the macro economy continue to be negatively impacted by the COVID-19 pandemic, it is possible that some projects could be delayed indefinitely or cancelled, or that we are not successful in accelerating inspection and service projects.

As we have monitored our activity in April and May 2020, revenue period over period has been impacted by the level of shelter-in-place orders and outbreaks of COVID-19, which for certain larger projects, caused customers to temporarily halt work to put in COVID-19 working protocols. Subsequent to March 31, 2020, all of our segments have seen volume declines. Recently we are seeing indications of stabilizing and some volume improvements off previous lows as our teams and customers are adapting to working in the COVID-19 environment and with the easing of some shelter-in-place orders. There can be no assurance that this will continue in a positive manner.

To date, we have been able to source the supply and materials needed for our business with minimal disruptions. However, the continued impact of COVID-19 on our vendors is evolving and could make it difficult to obtain needed materials.

We have also implemented a preemptive cost reduction plan, which we expect will save both expense and cash in 2020 if market conditions require us to maintain them throughout the rest of the year.

While we cannot estimate the duration or future negative financial impact of the COVID-19 pandemic on our business, we are currently experiencing some negative impact, which we expect to continue in the future.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements is included in Note 3 – “Recent Accounting Pronouncements” to our Interim Statements included in this quarterly report.

Description of Key Line Items

Net Revenues

Revenue is generated from the sale of various types of contracted services, fabrication and distribution. We derive revenue primarily from construction services under contractual arrangements with durations ranging from days to three years, with the majority having durations of less than six months, and which may provide the customer with pricing options that include a combination of fixed, unit, or time and materials pricing. Revenue for fixed price agreements is generally recognized over time using the cost-to-cost method of accounting which measures progress based on the cost incurred to total expected cost in satisfying our performance obligation.

Revenue from time and material contracts is recognized as the services are provided. Revenue earned is based on total contract costs incurred plus an agreed-upon markup. Revenue for these cost-plus contracts is recognized over time on an input basis as labor hours are incurred, materials are utilized, and services are performed. Revenue from wholesale or retail unit sales is recognized at a point-in-time upon shipment.

Cost of Revenues

Cost of revenues consists of direct labor, materials, subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed.

Gross Profit

Our gross profit is influenced by direct labor, materials and subcontract costs. Our profit margins are also influenced by raw material costs, contract mix, weather and proper coordination with contract providers. Labor intensive contracts usually drive higher margins than those contracts that include material, subcontract and equipment costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel, facility leases, advertising and marketing expenses, administrative expenses associated with accounting, finance, legal, information systems, leadership development, human resources and risk management and overhead associated with these functions. Selling expenses consist primarily of compensation and associated costs for sales and marketing personnel, costs of advertising, trade shows and corporate marketing. General and administrative expense consists primarily of compensation and associated costs for executive management, finance, legal, information systems, leadership development and other administrative personnel, facility leases, outside professional fees and other corporate expenses.

Amortization of Intangible Assets

Amortization expense reflects the charges incurred to amortize our finite-lived identifiable intangible assets, such as customer relationships, which are amortized over their estimated useful lives.

Impairment of Goodwill, Intangibles and Long-Lived Assets

Goodwill is tested for impairment annually, or more frequently as events and circumstances change. Expenses for impairment charges related to the write-down of goodwill balances and identifiable intangible assets balances are recorded to the extent their carrying values exceed their estimated fair values. Expenses for impairment charges related to the write-down of other long-lived assets (which includes amortizable intangibles) are recorded when triggering events indicate their carrying values may exceed their estimated fair values.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies, see the “Critical Accounting Policies” section of the “APG Management’s Discussion and Analysis of Financial Condition and Results of

Operations” in our Form S-4. Additionally, see the “Use of estimates and risks and uncertainty of COVID-19” section of Note 2 – “Basis of Presentation and Significant Accounting Policies” to the Interim Statements for a discussion about the impact of the COVID-19 pandemic on asset impairment.

Results of Operations

The following is a discussion of our financial condition and results of operations during the three months ended March 31, 2020 (the “Successor Period”) and the three months ended March 31, 2019 (the “Predecessor Period”). We did not own APi Group for the Predecessor period. Consequently, these results may not be indicative of the results that we would expect to recognize for future periods.

Three Months Ended March 31, 2020 (Successor) compared to Three Months Ended March 31, 2019 (Predecessor)

	Three Months Ended March 31,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Net revenues	$858	$922	$(64)	(6.9)%
Cost of revenues	696	759	(63)	(8.3)%

Gross profit	162	163	(1)	(0.6)%
Selling, general, and administrative expenses	188	137	51	37.2%
Impairment of goodwill, intangibles and long-lived assets	208	—	208	NM

Operating income (loss)	(234)	26	(260)	NM

Interest expense, net	14	6	8	133.3%
Investment income and other, net	(3)	(2)	(1)	50.0%

Other expense, net	11	4	7	175.0%

Income (loss) before income taxes	(245)	22	(267)	NM
Income tax provision (benefit)	(51)	1	(54)	NM

Net income (loss)	$(194)	$21	$(215)	NM

NM = Not meaningful

Net revenues

Net revenues for the three months ended March 31, 2020 were $858 million compared to $922 million for the same period in 2019, a decrease of $64 million or 6.9%. The decrease in net revenues was primarily attributable to a decrease in volume of projects in the Industrial Services segment of $76 million due to more focused project selection during the current year. This was partially offset by the Specialty Services segment, which increased revenues by $14 million, and consistent performance in the Safety Services segment, despite the impact of COVID-19 during the first quarter of 2020.

Gross profit

The following table presents gross profit (net revenues less cost of revenues), and gross profit margin (gross profit as a percentage of net revenues) for APG for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively:

	Three Months Ended March 31,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Gross profit	$162	$163	$(1)	(0.6)%
Gross profit margin	18.9%	17.7%

Our gross profit for the three months ended March 31, 2020 was $162 million, compared to $163 million for the same period in 2019, a decrease of $1 million, or 0.6%. The decrease in gross profit was primarily attributable to $22 million recognized in cost of revenues from the amortization of backlog assets related to purchase accounting, offset by a more favorable contract mix with a greater percentage of our revenues in 2020 coming from our higher margin segment, Safety Services, and improved gross profit in the Industrial Services segment of 715 basis points due to improved project selection, conditions and execution. This resulted in a higher gross profit margin of 18.9% in 2020 versus 17.7% in 2019. The gross profit margin was negatively impacted by 2.5% due to the $22 million backlog amortization.

Operating expenses

The following table presents operating expenses and operating margin (operating income (loss) as a percentage of net revenues) for APG for the three months ended March 31, 2020 (Successor) and 2019 (Predecessor), respectively:

	Three Months Ended March 31,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Selling, general, and administrative expenses	$188	$137	$51	37.2%
Impairment of goodwill, intangibles and long-lived assets	208	—	208	NM

Total operating expenses	$396	$137	$259	189.1%

Operating expenses as a percentage of net revenues	46.2%	14.9%
Operating margin	(27.3%)	2.8%

Our operating expenses for the three months ended March 31, 2020 were $396 million, compared to $137 million for the same period in 2019, an increase of $259 million. Operating expenses as a percentage of net revenues were 46.2% for 2020 compared to 14.9% for 2019. The increase in operating expenses is primarily attributable to impairment charges of $208 million, intangible asset amortization expense, which increased $21 million over the same period in the prior year, increases of $17 million due to business growth focused on compensation and additional resources to drive our organic growth strategy, unabsorbed overhead costs of $3 million, and non-cash share-based compensation of $1 million. Additionally, we incurred $6 million of non-recurring business process transformation and public company registration, listing and compliance costs of $6 million, and corporate costs related to being a public company of $3 million.

Operating income and EBITDA

	Three Months Ended March 31,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Operating income (loss)	$(234)	$26	$(260)	NM
EBITDA	(161)	53	(214)	(403.8)%

Our operating loss for the three months ended March 31, 2020 was $234 million, compared to income of $26 million for the same period in 2020, a decrease of $260 million. Operating margin decreased to approximately (27.3)% in 2020 from 2.8% in 2019. The decrease was primarily attributable to impairment expense of $208 million, increased expenses related to intangible asset amortization expense, which increased $43 million over the prior year, and other increases in operating expenses discussed above. EBITDA as a percentage of net revenues decreased to (18.8)% in 2020 from 5.7% in 2019. The decrease was primarily driven by the increased operating expenses discussed above.

Interest expense, net

Interest expense was $14 million for the three months ended March 31, 2020 compared to $6 million for the same period of the prior year. The $8 million increase in interest expense was primarily due to an increase in average outstanding borrowings and higher average borrowing costs reflecting the APi Acquisition in which APi Group’s previous debt totaling $595 million as of March 31, 2019, was settled and replaced by our Credit Facilities that include the issuance of a $1.2 billion Term Loan.

Income tax provision

The effective tax rate for the three months ended March 31, 2020 was 20.9%, after discrete and non-recurring tax items. The income tax benefit of $51 million for the three months ended March 31, 2020 related to the impairment of goodwill and intangible assets. The tax law changes in the CARES Act had an immaterial impact on the Company’s income tax provision during the three months ended March 31, 2020.

Non-GAAP Financial Measures (Unaudited)

We supplement our reporting of consolidated financial information determined in accordance with U.S. GAAP with earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is a non-U.S. GAAP financial measure. Management believes this measure provides meaningful information and helps investors understand our financial results and assess our prospects for future performance. We use EBITDA to evaluate our performance, both internally and as compared with our peers, because it excludes certain items that may not be indicative of our core operating results.

This non-U.S. GAAP financial measure, however, has limitations as an analytical tool and should not be considered in isolation from, a substitute for, or superior to, the related financial information that we report in accordance with U.S. GAAP. The principal limitation of this non-U.S. GAAP financial measure is that it excludes significant expenses that are required by U.S. GAAP to be recorded in our financial statements and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, this measure is subject to inherent limitations as it reflects the exercise of judgment by management about which items are excluded or included in determining this non- U.S. GAAP financial measure. Investors are encouraged to review the reconciliation of this non-U.S. GAAP financial measure to its most comparable U.S. GAAP financial measure included in this quarterly report and not to rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2020 (Successor)	2019 (Predecessor)
Reported net income (loss)	$(194)	$21
Adjustments to reconcile net income (loss) to EBITDA:
Interest expense, net	14	6
Income tax provision (benefit)	(51)	1
Depreciation	18	16
Amortization	52	9

EBITDA	$(161)	$53

Operating Segment Results for the Three Months Ended March 31, 2020 (Successor) versus Three Months Ended March 31, 2019 (Predecessor)

	Net Revenues
	Three Months Ended March 31,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Safety Services	$424	$426	$(2)	(0.5)%
Specialty Services	300	286	14	4.9%
Industrial Services	137	213	(76)	(35.7)%
Corporate and Eliminations	(3)	(3)	—	0.0%

	$858	$922	$(64)	(6.9)%

	Operating Income (loss)
	Three Months Ended March 31,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Safety Services	$(10)	$52	$(62)	(119.2)%
Specialty Services	(136)	—	(136)	NM
Industrial Services	(58)	(9)	(49)	NM
Corporate and Eliminations	(30)	(17)	(13)	76.5%

	$(234)	$26	$(260)	NM

	EBITDA
	Three Months Ended March 31,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Safety Services	$18	$55	$(37)	(67.3)%
Specialty Services	(108)	14	(122)	NM
Industrial Services	(45)	(3)	(42)	NM
Corporate and Eliminations	(26)	(13)	(13)	100.0%

	$(161)	$53	$(214)	NM

The following discussion breaks down the net revenues, operating income and EBITDA by operating segment for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Safety Services

Safety Services net revenues for the three months ended March 31, 2020 decreased by $2 million, or 0.5% compared to the same period in the prior year. This is due to timing of larger contract revenues during the year-over-year period, combined with some impact of COVID-19 and shelter-in-place orders during the last half of March.

Safety Services operating margin for the three months ended March 31, 2020 and 2019 was approximately (2.4)% and 12.2%, respectively. The decrease was primarily driven by impairment charges of $34 million and intangible asset amortization expense, which was $22 million higher for the three months ended March 31, 2020 compared to the same period in the prior year as a result of the APi Acquisition and the step up in fair values for intangible assets. Safety Services EBITDA as a percentage of net revenues for the three months ended March 31, 2020 and 2019 was approximately 4.2% and 12.9%, respectively. The decrease was primarily driven by impairment charges.

Specialty Services

Specialty Services net revenues for the three months ended March 31, 2020 increased by $14 million, or 4.9% compared to the same period in the prior year. Segment revenue growth was primarily driven by increased demand from our customers and timing of projects, slightly offset by negative impacts of COVID-19 during the last half of March.

Specialty Services operating margin for the three months ended March 31, 2020 and 2019 was approximately (45.3)% and 0.0%, respectively. The decrease was primarily driven by impairment charges of $120 million, and intangible asset amortization expense, which was $13 million higher for the three months ended March 31, 2020 compared to the same period in the prior year as a result of the APi Acquisition and the step up in fair values for intangible assets and contract mix. Specialty Services EBITDA as a percentage of net revenues for the three months ended March 31, 2020 and 2019 was approximately (36.0)% and 4.9%, respectively. The decrease was primarily driven by impairment charges.

Industrial Services

Industrial Services net revenues for the three months ended March 31, 2020 decreased by $76 million, or 35.7% compared to the same period in the prior year. This decrease was primarily due to decreased volume of projects as a result of our focus on project selection and reduced market demand in our Canadian operations.

Industrial Services operating margin for the three months ended March 31, 2020 and 2019 was approximately (42.3)% and (4.2)%, respectively. The decline was primarily driven by impairment charges of $49 million, and intangible asset amortization expense, which was $7 million higher for the three months ended March 31, 2020 compared to the same period in the prior year as a result of the APi Acquisition and the step up in fair values for intangible assets. This was partially offset by productivity increases due to better project selection and jobsite conditions. Industrial Services EBITDA as a percentage of net revenues, was (32.8)% and (1.4)% for the three months ended March 31, 2020 and 2019, respectively. The decrease was primarily driven by impairment charges, partially offset by contract selection, productivity and favorable jobsite conditions.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, and our access to our Revolving Credit Facility. We believe that these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. As of March 31, 2020, we had $499 million of total liquidity, comprising $436 million in cash and cash equivalents and $33 million ($100 million less outstanding letters of credit of approximately $67 million) of available borrowings under our Revolving Credit Facility.

Given the uncertainties regarding the COVID-19 global pandemic and in preparation for its potential unforeseen impacts, in late March 2020, we drew down $200 million under our Revolving Credit Facility. As of March 31, 2020, we had $1.2 billion of indebtedness outstanding under the Term Loan, and $200 million outstanding under the $300 million Revolving Credit Facility. As of March 31, 2020, $33 million was available after giving effect to $67 million of outstanding letters of credit, which reduce availability. Subsequently, in April 2020, we repaid the full amount borrowed on the Revolving Credit Facility.

We also expect to continue to raise cash through equity and debt offerings when capital market conditions are favorable and other sources of liquidity are not sufficient. Our principal liquidity requirements have been, and we expect will be, any contingent consideration due to selling shareholders, including tax payments in connection therewith, for working capital and general corporate purposes, including capital expenditures and debt service, as well as to identify, execute and integrate strategic acquisitions and business transformation. Our capital expenditures were approximately $11 and $22 million in the three months ended March 31, 2020 and 2019, respectively.

Including our current assessment of the potential effects of the COVID-19 pandemic on our results of operations, we anticipate that funds generated from operations, available borrowings under our Credit Facility and our cash balances will be sufficient to meet our working capital requirements, anticipated capital expenditures, debt service obligations, insurance and performance collateral requirements, letter of credit needs, earn-out obligations, required income tax payments, acquisition and other investment funding requirements, share repurchase activity and other liquidity needs for at least the next twelve months.

Credit Facilities

We have a credit agreement which provides for (1) a term loan facility, pursuant to which we incurred a $1.2 billion Term Loan, which we used to fund a part of the cash portion of the purchase price in the APi Acquisition and (2) a $300 million Revolving Credit Facility of which up to $150 million can be used for the issuance of letters of credit.

Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, and prolonged impacts of COVID-19 and shelter-in-place governmental action, over which we have no control.

Effective October 1, 2019, we entered into a $720 million of notional value 5-year interest rate swap, exchanging one-month LIBOR for a fixed rate of 1.62% per annum. Accordingly, our fixed interest rate per annum on the swapped $720 million of Term Debt is 4.12%.

One of APi Group’s Canadian subsidiaries had a $20 million unsecured line of credit agreement with a variable interest rate based upon the prime rate. APi Group had no amounts outstanding under the line of credit at March 31, 2020.

We were in compliance with all covenants contained in the Credit Agreement as of December 31, 2019 and March 31, 2020.

Cash Flows

	Three Months Ended March 31,
	2020	2019
($ in millions)	(Successor)	(Predecessor)
Net cash provided by operating activities	$55	$25
Net cash used in investing activities	(15)	(22)
Net cash provided by (used in) financing activities	139	(16)
Effect of foreign currency exchange rate change on cash and cash equivalents	1	—

Net increase (decrease) in cash and cash equivalents	$180	$(13)

Cash and cash equivalents at the end of the period	$436	$41

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $55 million for the three months ended March 31, 2020 compared to $25 million for the same period in 2019. Cash flow from operations is primarily influenced by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed. The increase in cash flows provided by operating activities in 2020 compared to the same period in 2019 was primarily driven by changes in working capital levels.

Net Cash Used in Investing Activities

Net cash used in investing activities was $15 million for the three months ended March 31, 2020 compared to $22 million for the same period in 2019. The decrease in cash used in investing activities was attributed to reduction in purchases of property and equipment during the current year.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $139 million for three months ended March 31, 2020 compared to net cash used in financing activities of $16 million for the same period in 2019. The increase in cash provided by financing activities was primarily due to our borrowing of $200 million on the Revolving Credit Facility during March 2020 due to the uncertainty and unforeseen potential consequences associated with the COVID-19 pandemic, which we subsequently repaid in April 2020.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreement involving assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information previously reported under the heading “APG Management’s Discussion and Analysis of Financial Condition—Qualitative and Quantitative Disclosures about Market Risk” in our Form S-4.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by the us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective at March 31, 2020, due to the material weakness in internal control over financial reporting described below, which was previously disclosed in the “Risk Factors” section of our Form S-4.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As indicated above, control deficiencies in our internal control over financial reporting have been identified which constitute material weaknesses relating to inadequate design and implementation of:

•	information technology general controls that prevent the information systems from providing complete and accurate information consistent with financial reporting objectives and current needs;

•	internal controls over the preparation of the financial statements, including the insufficient review and oversight over financial reporting, journal entries along with related file documentation;

•	internal controls to identify and manage segregation of certain accounting duties;

•	internal controls over estimated costs of completion on contracts where revenue is recognized over time; and

•	management review controls over projected financial information used in fair value financial models used for purchase accounting and intangible asset valuations.

Management is in the process of developing a remediation plan. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

We are developing a remediation plan to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

Part II. OTHER INFORMATION

Item 1A. Risk Factors

The following disclosures update certain risk factors previously disclosed in our Form S-4. Other than as set forth below, there were no material changes to the risk factors disclosed in the section entitled “Risk Factors” of our Form S-4.

The impact of the coronavirus (COVID-19) pandemic or similar global health concerns, could lead to project delays or cancellations, could adversely affect our ability to timely complete projects and source the supplies we need, and may impact labor availability and productivity, and could result in impairment risks, each of which could adversely impact our business, financial condition and results of operations.

The coronavirus outbreak in China in December 2019 and the subsequent spread of the virus throughout the world has resulted in widespread infections and fatalities. Governments in affected countries, including the United States, have launched measures to combat the spread of COVID-19, including travel bans, quarantines and lock-downs of affected areas that include closures of non-essential businesses. We rely on the availability of our skilled workforce and third-party contractors to meet contractual milestones and timely complete projects. If the COVID-19 pandemic or similar outbreak were to require us to discontinue operations, or to cause shortages of our workforce or third-party contractors, it could result in cancellations or deferrals of project work, which could lead to a decline in revenue and an increase in costs. In addition, such outbreak may impact the availability of the commodities, supplies and materials needed for projects, and we may experience difficulties obtaining such commodities, supplies and materials from suppliers or vendors whose supply chains are impacted by the outbreak. If we are unable to source the essential commodities, supplies and materials in adequate quantities, at acceptable prices and in a timely manner, our business, financial condition and results of operations could be adversely affected. Similarly, our customers may be impacted by the COVID-19 pandemic, which could cause them to cancel or defer project work, which could have a negative impact on our business.

In addition, our results of operations are materially affected by conditions in the credit and financial markets and the economy generally. Global credit and financial markets have experienced extreme volatility and disruptions as a result of the COVID-19 pandemic including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur or be sustained as a result of the COVID-19 pandemic. Any protracted economic disruption or recession could lead customers to delay or cancel projects, which would negatively impact our revenues, earnings and financial condition. In addition, our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure by us or our customers to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon current or expected projects.

Our collective bargaining agreements generally require us to participate with other companies in multiemployer pension plans. Our future contribution obligations and potential withdrawal liability exposure with respect to these plans could increase significantly based on the investment and actuarial performance of those plans, the insolvency of other companies that contribute to those plans and other factors, which could be negatively impacted as a result of the unfavorable and uncertain economic and financial market conditions resulting from the ongoing COVID-19 pandemic and related issues.

Furthermore, some of the inherent estimates and assumptions used in determining the fair value of our reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, and labor inflation. As a result of the impact of COVID-19 which has negatively impacted our operations, suppliers and other vendors, customer base, and other factors outside of the control of management, in the first quarter of 2020 we determined that certain of our goodwill and intangible assets were impaired as the preliminary carrying values exceeded fair value and we recorded a non-cash charge of approximately $208 million. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on our business and the overall economy, there can be no assurance that our estimates and assumptions made for purposes of the goodwill testing performed during the first quarter of 2020 will prove to be accurate predictions of the impact in future periods. While we believe we have made reasonable estimates and assumptions to calculate the fair values of our reporting units which were based on facts and circumstances known at such time, it is possible that existing or new events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of our estimates and assumptions, which could be materially different from our estimates and assumptions. If so, we may be required to record additional impairment charges in the future, which could be material.

The circumstances and global disruption caused by COVID-19 has affected, and we believe will continue to affect, our businesses, operating results, cash flows and financial condition, however the scope and duration of the impact is highly uncertain. The full extent to which the COVID-19 pandemic impacts our business, markets, supply chain, customers and workforce will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to treat or contain it or to otherwise limit its impact, among others.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

31.1*	Certification by Russell Becker, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Thomas Lydon, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications by Russell Becker, Chief Executive Officer, and Thomas Lydon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

APi GROUP CORPORATION

June 2, 2020	/s/ Russell Becker
Russell Becker
Chief Executive Officer
(Duly Authorized Officer)

June 2, 2020	/s/ Thomas Lydon
Thomas Lydon
Chief Financial Officer
(Principal Financial Officer)