Form 10-Q
period 2020-06-30
APi Group Corp
filed 2020-08-12
CIK 1796209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 169,294,244 shares of Common Stock as of July 31, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APi Group Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)

	June 30, 2020 (Successor)	December 31, 2019 (Successor)
Assets
Current assets:
Cash and cash equivalents	$377	$256
Accounts receivable, net of allowances of $3 and $0 at June 30, 2020 and December 31, 2019, respectively	646	730
Inventories	60	58
Contract assets	245	245
Prepaid expenses and other current assets	61	33
Assets held for sale	5	20
Total current assets	1,394	1,342

Property and equipment, net	365	402
Operating lease right of use assets	102	105
Goodwill	780	980
Intangible assets, net	1,019	1,121
Deferred tax assets	65	—
Other assets	45	61
Total assets	$3,770	$4,011
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$18	$19
Accounts payable	155	156
Contingent consideration and compensation liabilities	43	49
Accrued salaries and wages	131	149
Deferred consideration	62	73
Other accrued liabilities	150	157
Contract liabilities	235	193
Operating and finance leases	27	27
Total current liabilities	821	823

Long-term debt, less current portion	1,163	1,171
Contingent consideration and compensation liabilities	—	15
Operating and finance leases	91	95
Deferred tax liabilities	24	23
Deferred consideration	—	78
Other noncurrent liabilities	106	49
Total liabilities	2,205	2,254
Shareholders’ equity:
Preferred shares, no par value; unlimited authorized shares; 4 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common shares; $0.0001 par value, unlimited authorized shares, 169 and 170 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	1,881	1,885
Accumulated deficit	(289)	(131)
Accumulated other comprehensive income (loss)	(27)	3
Total shareholders’ equity	1,565	1,757
Total liabilities and shareholders’ equity	$3,770	$4,011

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net revenues	$889	$1,067	$1,747	$1,989
Cost of revenues	715	859	1,411	1,618
Gross profit	174	208	336	371
Selling, general, and administrative expenses	147	145	335	282
Impairment of goodwill and intangible assets	—	—	208	—
Operating income (loss)	27	63	(207)	89
Interest expense, net	14	7	28	13
Investment income and other, net	(11)	(1)	(14)	(3)
Other expense, net	3	6	14	10
Income (loss) before income tax provision	24	57	(221)	79
Income tax provision (benefit)	(12)	4	(63)	5
Net income (loss)	$36	$53	$(158)	$74
Net income (loss) per common share:
Basic	$0.18	n/a	$(0.93)	n/a
Diluted	$0.17	n/a	$(0.93)	n/a
Weighted average shares outstanding:
Basic	169	n/a	170	n/a
Diluted	176	n/a	170	n/a
Pro forma income information (See Note 2):
Historical income before income taxes	n/a	$57	n/a	$79
Pro forma provision for income taxes	n/a	16	n/a	23
Pro forma net income	n/a	$41	n/a	$56

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net income (loss)	$36	$53	$(158)	$74
Other comprehensive income (loss):
Fair value change - derivatives, net of $1, $0, $10, and $0 of tax (expense) benefit , respectively	(3)	—	(30)	—
Foreign currency translation adjustment	6	2	—	5
Comprehensive income (loss)	$39	$55	$(188)	$79

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In millions, except share amounts)

	Successor
							Accumulated
	Preferred Shares Issued and Outstanding		Common Shares Issued and Outstanding		Additional Paid-In	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2019	4,000,000	$—	169,902,260	$—	$1,885	$(131)	$3	1,757
Net loss	—	—	—	—	—	(194)	—	(194)
Fair value change - derivatives	—	—	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	—	—	(6)	(6)
Share cancellations	—	—	(608,016)	—	(6)	—	—	(6)
Share-based compensation	—	—	—	—	1	—	—	1
Balance, March 31, 2020	4,000,000	$—	169,294,244	$—	$1,880	$(325)	$(30)	$1,525
Net income	—	—	—	—	—	36	—	36
Fair value change - derivatives	—	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	—	6	6
Share-based compensation	—	—	—	—	1	—	—	1
Balance, June 30, 2020	4,000,000	$—	169,294,244	$—	$1,881	$(289)	$(27)	$1,565

	Predecessor
					Accumulated	Note
	Common Stock Issued and Outstanding		Additional Paid-In	Retained	Other Comprehensive	Receivable From	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholder	Equity
Balance, December 31, 2018	11,000,000	$—	$—	$663	$(28)	$(2)	$633
Net income	—	—	—	21	—	—	21
Foreign currency translation adjustment	—	—	—	—	3	—	3
Distributions and other	—	—	—	(15)	—	—	(15)
Balance, March 31, 2019	11,000,000	$—	$—	$669	$(25)	$(2)	$642
Net income	—	—	—	53	—	—	53
Foreign currency translation adjustment	—	—	—	—	2	—	2
Distributions and other	—	—	—	(19)	—	—	(19)
Balance, June 30, 2019	11,000,000	$—	$—	$703	$(23)	$(2)	$678

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six months ended June 30,
	2020	2019
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(158)	$74
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	41	33
Amortization	103	18
Impairment of goodwill and intangible assets	208	—
Deferred taxes	(50)	—
Share-based compensation expense	2	—
Other, net	2	7
Changes in operating assets and liabilities, net of effects of business acquisitions
Accounts receivable	78	20
Contract assets	(1)	(57)
Inventories	(3)	(8)
Prepaid expenses and other assets	(28)	(5)
Accounts payable	—	(14)
Accrued liabilities and income taxes payable	8	(21)
Contract liabilities	44	6
Other liabilities	(14)	—
Net cash provided by operating activities	232	53
Cash flows from investing activities:
Acquisitions, net of cash acquired	(5)	(4)
Purchases of property and equipment	(17)	(40)
Proceeds from sales of property, equipment and held for sale assets	2	4
Proceeds from disposal of business	4	—
Other, net	—	(1)
Net cash used in investing activities	(16)	(41)
Cash flows from financing activities:
Net short-term debt	—	25
Proceeds from long-term borrowings	1	8
Payments on long-term borrowings	(11)	(16)
Payments of acquisition-related consideration	(86)	(18)
Distributions paid	—	(34)
Net cash used in financing activities	(96)	(35)
Effect of foreign currency exchange rate change on cash and cash equivalents	1	—
Net increase (decrease) in cash and cash equivalents	121	(23)
Cash and cash equivalents, beginning of period	256	54
Cash and cash equivalents, end of period	$377	$31
Supplemental schedule of disclosures of cash flow information:
Cash paid for interest	$25	$12
Cash paid for income taxes	11	4

See notes to condensed consolidated financial statements.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

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

In accounting for the acquisition of APi Group (the “APi Acquisition”), APG is considered the acquirer of APi Group for accounting purposes and APi Group is the accounting Predecessor. The Company’s financial statement presentation for the APi Group financial information as of and for the periods presented prior to the APi Acquisition date are labeled “Predecessor”. The Company’s financial statements, including APi Group from the APi Acquisition date, are labeled “Successor”. The merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – “Business Combinations” for a discussion of the fair values of assets and liabilities recorded in connection with the APi Acquisition, which remain preliminary as of June 30, 2020.

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

On April 28, 2020, the Company changed its jurisdiction of incorporation from the British Virgin Islands to the State of Delaware (“the Domestication”). The business, and assets and liabilities of the Company and its subsidiaries were the same immediately after the Domestication as they were immediately prior to the Domestication. As a result of the Domestication, ordinary shares and Founder Preferred Shares were converted to shares of common stock and Series A Preferred Stock, respectively. Each holder of a warrant, option or restricted stock unit became a holder of a warrant, option or restricted stock unit of the domesticated Company. The number of shares outstanding did not change as a result of the Domestication, and the proportional equity interest of each shareholder remained the same. Shares referred to as ordinary shares and Founder Preferred Shares prior to the domestication are referred to as common shares and Series A Preferred Shares (“Preferred Shares”) throughout these Interim Statements.

Unaudited pro forma income information: The unaudited pro forma net income information presented on the face of the unaudited condensed consolidated statements of operations gives effect to the conversion of APi Group to a C corporation. Prior to such conversion, APi Group was a S corporation and generally not subject to federal income taxes within the United States. The pro forma net income presented on the face of the unaudited condensed consolidated statement of operations, therefore, includes an adjustment for income tax expense on the income as if APi Group had been a C corporation for the three and six months ended June 30, 2019, at an assumed combined federal, state, local and foreign effective income tax rate of 28.7%.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

Use of estimates and risks and uncertainty of COVID-19: The Interim Statements are prepared in conformity with U.S. GAAP. Management’s application of U.S. GAAP requires the pervasive use of estimates and assumptions in preparing the unaudited condensed consolidated financial statements. On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. In mid-March 2020, U.S. State Governors, local officials and leaders outside of the U.S. began ordering various “shelter-in-place” orders, which have had various impacts on the U.S. and global economies. This has required greater use of estimates and assumptions in the preparation of the Interim Statements, specifically those estimates and assumptions utilized in the Company’s forecasted cash flows that form the basis in developing the fair values utilized in its impairment assessments, annual effective tax rate, and assessment of the realizability of deferred tax assets. This has included assumptions as to the duration and severity of the COVID-19 pandemic, timing and amount of demand shifts for the Company’s services, labor availability and productivity, supply chain continuity, required remedial measures, and timing as to a return to normalcy.

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

While the Company’s services have largely been deemed essential, the Company did experience negative impacts from COVID-19 on its operations during the three and six months ended June 30, 2020. The impact of COVID-19 has negatively impacted the Company’s operations, suppliers and other vendors, and customer base. In addition to the impacts of COVID-19, the Company was also impacted by a significant decline in demand and volatility in oil prices as some of the Company’s services involve work within the oil and gas industry. As a result of these factors and the significant decline in the Company’s market capitalization during the first quarter of 2020, the Company concluded that an impairment triggering event had occurred for all of its reporting units and performed impairment tests for its goodwill and recoverability tests for its long-lived assets, which primarily include finite-lived intangible assets, property and equipment and right of use lease assets. As a result of the impairment testing performed in connection with the triggering event, the Company determined that certain of its goodwill and intangible assets were impaired as the preliminary carrying values of some reporting units exceeded fair values. The Company recorded an aggregate non-cash charge of $208 (of which $5 related to a business classified as held for sale) during the six months ended June 30, 2020 in connection with these impairments. See Note 7 – “Goodwill and Intangibles” for further information.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The Company evaluated each reporting unit for impairment by performing a quantitative test comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded as a reduction to goodwill with a corresponding change to earnings in the period the goodwill is determined to be impaired. Any goodwill impairment is limited to the total amount of goodwill allocated to that reporting unit. As of June 30, 2020, the Company had not finalized its purchase price allocation for the APi Acquisition (See Note 4 – “Business Combinations”). The carrying value of each reporting unit used in the impairment test was based on preliminary values from the APi Acquisition. During the second quarter of 2020, the Company recorded measurement period adjustments to the fair values of property and equipment acquired in the APi Acquisition, but this did not have a significant impact on the carrying values of the reporting units and the remeasurement of the goodwill was not significant. The Company will finalize its accounting for the APi Acquisition during the third quarter of 2020, which will lead to changes in the carrying value of each reporting unit and may change the corresponding impairment charge recognized in each reporting unit.

The Company determines the fair value of its reporting units using a combination of the income approach (discounted cash flow method) and market approach (guideline transaction method and guideline public company method). Management weights each of the methods applied to determine the fair value of its reporting units.

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

As noted above in “Use of estimates and risks and uncertainty of COVID-19”, during the first quarter of 2020, the Company concluded that an impairment triggering event had occurred. The Company reviewed its long-lived assets for impairment and recorded a $5 impairment charge related to the intangible assets that were part of a business classified as held for sale at June 30, 2020. The impairment was measured under the market multiple approach, utilizing estimates of market multiples from the eventual sale of the business based on information obtained as part of the marketing process. The carrying value used in the impairment test was based on preliminary values from the APi Acquisition. The Company anticipates it will finalize its purchase price allocation for the APi Acquisition during the third quarter of 2020, which will lead to changes in the carrying value and may change the corresponding impairment charge.

Investments: The Company holds investments in joint ventures, which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company’s share of earnings from the joint ventures was $5 and $7, during the three and six months ended June 30, 2020 (Successor), and $0 and $1 during the three and six months end June 30, 2019 (Predecessor). The earnings are recorded within investment income and other, net in the condensed consolidated statements of operations. The investment balances were $9 and $6 as of June 30, 2020 and December 31, 2019, respectively, and are recorded within other assets in condensed consolidated balance sheets.

Note 3.     Recent accounting pronouncements

See the recent accounting pronouncements discussion below for information pertaining to the effects of recently adopted and other recent accounting pronouncements, as updated from the discussion in the Company’s 2019 audited consolidated financial statements included in the Registration Statement on Form S-4 effective May 1, 2020.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss model for financial assets measured at amortized cost and require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. For trade and other receivables, contract assets, loans and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. The Company adopted this guidance as of January 1, 2020, which did not have a material impact on its consolidated financial statements as credit losses are not expected to be significant based on historical trends, the financial condition of the Company’s customers and external factors. Management actively monitors the economic environment, including any potential effects from the COVID-19 pandemic, on the Company’s customers and its financial assets.

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

The aggregate purchase price consideration transferred to the shareholders of APi Group (the “Sellers”) totaled $2,991, which included: i) a cash payment made at closing of $2,565, net of cash acquired; ii) deferred purchase consideration with an estimated fair value of $135; and iii) 28,373,000 common shares of the Company with a value of $291. The Company funded the cash portion of the purchase price with a combination of cash on hand, a $1,200 term loan under a new term loan facility (see Note 11 – “Debt”) and approximately $207 of proceeds from a warrant exercise.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The deferred purchase price consideration is an estimate of future payments to be made to the Sellers pursuant to the terms of the Purchase Agreement upon final determination of certain income tax related matters. Prior to the APi Acquisition, APi Group was structured for United States (“US”) income tax purposes as a “flow through entity”. Pursuant to the terms of the Purchase Agreement, the Company agreed to pay to the Sellers the following amounts: i) up to $130 related to an Internal Revenue Code (“IRC”) Section 338(h)(10) election made by the Sellers; ii) up to $23 for IRC Section 965 taxes incurred by the Sellers and; iii) an amount sufficient to cover the Sellers’ state and federal tax liabilities for 2019. These deferred payments are expected to be paid to the Sellers over the course of approximately 18 months from the APi Acquisition date. A final determination of the amounts of deferred purchase consideration due to the sellers will not be determined until such time that the Company files its final 2019 tax return. As of June 30, 2020, $46 has been paid related to the IRC Section 338(h)(10) election, $23 has been paid for the IRC Section 965 taxes incurred by the Sellers and an additional $10 has been paid to cover Sellers’ state and federal tax liabilities for 2019. No further payments are expected to be made related to the IRC Section 965 or the Sellers’ state and federal tax liabilities for 2019. The Company expects to file its final 2019 tax returns no later than the fourth quarter of 2020. The fair value of the deferred purchase consideration is based on management’s estimated amounts and timing of future payments, discounted utilizing rates ranging from 2.6% to 2.8% to reflect market participant assumptions. The discount rate utilized was a risk-free rate selected based on the nearest risk-free rate term associated with the payments of the deferred purchase consideration, with a credit risk premium applied as the payments are not risk-free.

The estimated fair value of the Company’s capital stock issued as purchase consideration was determined in accordance with ASC 820, Fair Value Measurement (“ASC 820”).

The APi Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values, with the exception of the following: i) pre-acquisition contingencies which are recognized and measured in accordance with ASC 450, Contingencies (“ASC 450”) if fair value cannot be determined; ii) indemnification assets which are recognized and recorded in accordance with ASC 805 consistent with that used to measure the liabilities to which they relate, subject to any contractual limitations; iii) deferred income tax assets acquired and liabilities assumed which are recognized and measured in accordance with ASC 740, Income Taxes; iv) certain lease related assets and liabilities which are measured and recognized in accordance with ASC 842, Leases and; v) assets held for sale which are measured in accordance with ASC 360, Impairment or Disposal of Long-Live Assets. The Company has not finalized its accounting for the APi Acquisition as this transaction occurred during the fourth quarter of 2019. The areas of the purchase price allocation that are not yet finalized are primarily related to the valuation of: i) intangible assets; ii) lease-related assets and liabilities; iii) indemnification assets and; iv) pre-acquisition contingencies. Additionally, the purchase price allocation is provisional for income tax-related matters and a final determination of deferred purchase consideration. The Company will finalize its accounting for the APi Acquisition, including the allocation of goodwill to reporting units, during the third quarter of 2020.

The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The APi Acquisition resulted in recorded goodwill as a result of a higher consideration multiple paid relative to prior similar acquisitions driven by maturity and quality of the operations and industry, including workforce, and how the Company expects to leverage this business within the public capital markets to create additional value for its shareholders. The Company has assigned the provisional goodwill to its reportable segments as follows: i) Safety Services—$653; ii) Specialty Services—$279; iii) Industrial Services—$50. During the six months ended June 30, 2020, the Company recorded measurement period adjustments related to revising the estimate of deferred consideration, which reduced the purchase price by $12 and reduced goodwill. The reduction in goodwill was offset by an increase in goodwill caused by adjustments of $13 related to the fair value of acquired property and equipment and associated deferred tax liabilities.

Under the terms of the Purchase Agreement, the Sellers made a Section 338(h)(10) election under the US IRC. Accordingly, goodwill attributable to the US operating subsidiaries and the step-up to fair value allocated to US domiciled property and equipment and intangible assets reflected in the acquisition date balance sheet are expected to be deductible for US income tax purposes. The provisional amount of goodwill that is expected to be deductible for US income tax purposes is $926.

Prior to the APi Acquisition, one of the APi Group subsidiaries was the subject of a class action lawsuit in which the plaintiffs claim the Subsidiary owed unpaid overtime wages stemming from its alleged misclassification of employees as exempt from time-and-a-half pay under the Fair Labor Standards Act (FLSA). During September 2019, prior to the APi Acquisition, a tentative settlement was reached under which the Subsidiary agreed to pay approximately $20 to the participants in the class action. Accordingly, pursuant to ASC 805, a liability for this pre-acquisition contingency was recognized. This matter was included as a specifically identified indemnification matter in the Purchase Agreement, for which the Company recognized an indemnification asset in purchase accounting, as the amount is deemed realizable based on the contractual nature of this item. During the first quarter of 2020, the indemnified matter was funded by the responsible parties.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The following table summarizes the preliminary fair value of consideration transferred and the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the APi Acquisition:

Cash paid at closing	$2,703
Deferred consideration	135
Share consideration—28,373,000 APG ordinary shares	291
Total consideration	$3,129
Cash	$138
Accounts receivable	770
Contract assets	350
Other current assets	182
Property and equipment	402
Operating lease right of use assets	102
Other noncurrent assets	72
Assets held for sale	14
Intangible assets	1,182
Goodwill	982
Accounts payable	(188)
Contract liabilities	(206)
Accrued expenses	(392)
Other current liabilities	(57)
Operating lease liabilities	(101)
Finance lease liabilities	(18)
Deferred tax liabilities	(24)
Other noncurrent liabilities	(79)
Net assets acquired	$3,129

The fair value of the acquired trade accounts receivable approximates the carrying value of trade accounts receivables due to the short-term nature of the expected timeframe to collect the amounts due to the Company and the contractual cash flows, which are expected to be collected related to these receivables.

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

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

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

Pursuant to the terms of the Purchase Agreement, approximately $2 of cash consideration and $18 of share consideration (1,746,342 common shares) were placed into escrow. As of June 30, 2020, 608,016 shares had been released from escrow to the Company in settlement of indemnification claims and subsequently cancelled. The cash escrow and share consideration escrow represent escrow accounts established for consideration adjustments that may be required to be made by the employee stock ownership plan (“ESOP”). The share consideration placed in escrow is specifically related to any indemnification matters, including certain specifically identified indemnification matters in the Purchase Agreement (the “Indemnity Escrow Account”) related to pre-acquisition matters. The Indemnity Escrow Account will remain in place until the later of March 31, 2021 or the receipt of the Final Determination Letter (as defined in the Purchase Agreement) in relation to the termination of the ESOP, to the extent there are no submitted but unsettled indemnification claims at that date. Prior to the APi Acquisition, the ESOP held an approximately 36% ownership interest in APi Group. Pursuant to the terms of the Purchase Agreement, the Purchase Agreement contains an indemnification cap of $45. For any indemnification claims that are identified, the pro-rata portion that relates to the ESOP shareholders of APi Group will be paid from the Indemnity Escrow Account up to $18. For any indemnification claims that are identified, the pro-rata portion that relates to the non-ESOP shareholders of APi Group will require settlement directly from those former shareholders.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and six months ended June 30, 2019 as if the APi Acquisition and related financing had occurred as of January 1, 2018, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of APi Group and are not necessarily indicative of what the Company’s operating results would have been had the acquisition and related financing taken place on January 1, 2018.

	Three Months Ended June 30, 2019 (Predecessor)	Six Months Ended June 30, 2019 (Predecessor)
Net revenues	$1,067	$1,989
Net income	63	53

Pro forma financial information is presented as if the operations of APi Group had been included in the consolidated results of the Company since January 1, 2018 and gives effect to transactions that are directly attributable to the APi Acquisition and related financing. Successor and Predecessor periods have been combined in the pro forma financial information for the three and six months ended June 30, 2019 with pro forma adjustments to adjust for the different basis in accounting between the Successor and the Predecessor. Adjustments include: additional depreciation and amortization expense related to the fair value of acquired property and equipment and intangible assets as if such assets were acquired on January 1, 2018: interest expense under the Company’s $1,200 term loan under a new term loan facility as if the amount borrowed to partially finance the purchase price was borrowed on January 1, 2018; and adjustments for interest and investment income on cash and cash equivalents and investments in marketable securities held by the Company for the three and six months ended June 30, 2019 related to the IPO proceeds generated and invested until the completion of the APi Acquisition as the pro forma financial statements assume that the IPO financing occurred on January 1, 2018 and the proceeds were used to complete the APi Acquisition concurrently. Further adjustments assume income taxes for the Predecessor periods based on a blended US federal and state statutory tax rate.

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

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The total contingent compensation arrangement liability assumed as part of the APi Acquisition was $27. The total contingent compensation arrangement liability was $24 and $30 at June 30, 2020 and December 31, 2019, respectively. The maximum payout of these arrangements upon completion of the future performance periods is $97 and $99, inclusive of the $24 and $30 accrued as of June 30, 2020 and December 31, 2019, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities for all periods presented. Compensation expense is recognized based on the individual arrangement’s portion of the earnings achieved compared to the cumulative earnings target set in the arrangement in conjunction with the portion of the required employment period that has passed compared to what is remaining.

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

In conjunction with the APi Acquisition, the Company acquired certain assets that qualified as held for sale. Accordingly, these assets were recognized by the Company in purchase accounting at fair value less the cost to sell and totaled $14. All of these assets were sold by the Company prior to the conclusion of the first quarter of 2020.

Note 5.     Divestitures and Held for Sale

During the fourth quarter of 2019, the Company determined its intent to sell two subsidiaries in its Industrial Services segment and classified the net book value of those companies as held for sale in the consolidated balance sheet. During the first quarter of 2020, the Company has completed the divestiture of one of the subsidiaries. The sale was completed for $10, for which the Company recorded a note receivable within prepaid expense and other current assets on the condensed consolidated balance sheet. The divestiture resulted in no gain or loss on sale. The other business remained classified as held for sale at June 30, 2020 and was subsequently sold on July 1, 2020. (see Note 17 – “Subsequent Events”)

The following table presents information related to the major classes of assets that were classified as assets held for sale in the consolidated balance sheets:

	June 30, 2020 (Successor)	December 31, 2019 (Successor)
Property and equipment, net	$—	$9
Goodwill	—	1
Intangible assets, net (1)	5	10
Total assets held for sale	$5	$20

(1)

During the first quarter of 2020, the Company recorded an impairment of $5 on the intangible assets of a subsidiary held for sale as a result of the triggering events associated with the COVID-19 pandemic.

Note 6.     Revenue

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. Revenue is primarily recognized by the Company over time utilizing the cost-to-cost measure of progress, consistent with the Company’s previous revenue recognition practices. Revenue recognized at a point in time relates primarily to distribution contracts and was not material for the three and six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

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

The Company disaggregates its revenue primarily by segment, service type, and country from which revenue is invoiced, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. Disaggregated revenue information is as follows:

	Three Months Ended June 30, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life safety	$298	$—	$—	$—	$298
Mechanical	73	—	—	—	73
Infrastructure/Utility	—	215	—	—	215
Fabrication	—	33	—	—	33
Specialty contracting	—	101	—	—	101
Transmission	—	—	116	—	116
Civil	—	—	18	—	18
Inspection	—	—	39	—	39
Corporate and eliminations	—	—	—	(4)	(4)
Net revenues	$371	$349	$173	$(4)	$889

	Three Months Ended June 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life safety	$341	$—	$—	$—	$341
Mechanical	103	—	—	—	103
Infrastructure/Utility	—	244	—	—	244
Fabrication	—	29	—	—	29
Specialty contracting	—	141	—	—	141
Transmission	—	—	136	—	136
Civil	—	—	14	—	14
Inspection	—	—	62	—	62
Corporate and eliminations	—	—	—	(3)	(3)
Net revenues	$444	$414	$212	$(3)	$1,067

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

	Six Months Ended June 30, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life safety	$641	$—	$—	$—	$641
Mechanical	154	—	—	—	154
Infrastructure/Utility	—	385	—	—	385
Fabrication	—	71	—	—	71
Specialty contracting	—	193	—	—	193
Transmission	—	—	209	—	209
Civil	—	—	25	—	25
Inspection	—	—	76	—	76
Corporate and eliminations	—	—	—	(7)	(7)
Net revenues	$795	$649	$310	$(7)	$1,747

	Six Months Ended June 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life safety	$675	$—	$—	$—	$675
Mechanical	195	—	—	—	195
Infrastructure/Utility	—	404	—	—	404
Fabrication	—	70	—	—	70
Specialty contracting	—	226	—	—	226
Transmission	—	—	287	—	287
Civil	—	—	16	—	16
Inspection	—	—	122	—	122
Corporate and eliminations	—	—	—	(6)	(6)
Net revenues	$870	$700	$425	$(6)	$1,989

	Three Months Ended June 30, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$337	$349	$170	$(4)	$852
Canada and United Kingdom	34	—	3	—	37
Net revenues	$371	$349	$173	$(4)	$889

	Three Months Ended June 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$395	$414	$184	$(3)	$990
Canada and United Kingdom	49	—	28	—	77
Net revenues	$444	$414	$212	$(3)	$1,067

	Six Months Ended June 30, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$713	$649	$301	$(7)	$1,656
Canada and United Kingdom	82	—	9	—	91
Net revenues	$795	$649	$310	$(7)	$1,747

	Six Months Ended June 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$769	$700	$370	$(6)	$1,833
Canada and United Kingdom	101	—	55	—	156
Net revenues	$870	$700	$425	$(6)	$1,989

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The Company’s contracts with its customers generally require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation to provide a single contracted service for the duration of the project. For contracts with multiple performance obligations, the transaction price of a contract is allocated to each performance obligation and recognized as revenue when or as the performance obligation is satisfied using the estimated stand-alone selling price of each distinct good or service. The stand-alone selling price is estimated using the expected cost plus a margin approach for each performance obligation. The aggregate amount of transaction price allocated to the performance obligations that are unsatisfied as of June 30, 2020, was $1,505.

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

Changes in the estimates of transaction prices are recognized in revenue on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three and six months ended June 30, 2020 (Successor) and 2019 (Predecessor), the Company did not recognize significant revenue associated with the final settlement of contract value for any projects that were completed in prior periods. In addition, for the three and six months ended June 30, 2020 (Successor) and 2019 (Predecessor), there were no significant reversals of revenue recognized associated with the revision of transaction prices. The Company typically does not incur any returns, refunds or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of performance.

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

The Company utilizes the practical expedient under ASC 606 and does not adjust for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of performance for the Company’s services. As of June 30, 2020, none of the Company’s contracts contained a significant financing component. Contract liabilities from the Company’s contracts arise when amounts invoiced to the Company’s customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities also include advance payments from the Company’s customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation. Contract assets and liabilities are classified as current in the consolidated balance sheets as all amounts are expected to be relieved within one year.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The opening and closing balances of accounts receivable, net of allowances, contract assets and contract liabilities from contracts with customers as of June 30, 2020 and December 31, 2019 are as follows:

	As of June 30, 2020			As of December 31, 2019
	Accounts receivable, net of allowances	Contract Assets	Contract Liabilities	Accounts receivable, net of allowances	Contract Assets	Contract Liabilities
Balance at beginning of period	$730	$245	$193	$765	$240	$203
Balance at end of period	$646	$245	$235	$730	$245	$193

The Company did not recognize significant revenue associated with the final settlement of contract value for any projects that were completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At June 30, 2020 and December 31, 2019, retentions receivable were $121 and $133, respectively, while the portions that may not be received within one year were $22 and $28, respectively. There were no other significant changes due to business acquisitions or significant changes in estimates of contract progress or transaction price. There was no significant impairment of contract assets recognized during the period.

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

Note 7.     Goodwill and Intangibles

Goodwill: The changes in the preliminary carrying amount of goodwill by reportable segment for the six months ended June 30, 2020 are as follows (amounts primarily represent the preliminary estimate of goodwill attributable to the APi Acquisition):

	Safety Services	Specialty Services	Industrial Services	Total Goodwill
Goodwill as of December 31, 2019	$639	$290	$51	$980
Acquisitions	—	2	—	2
Impairments(1)	(34)	(120)	(49)	(203)
Measurement period adjustments	14	(11)	(2)	1
Goodwill as of June 30, 2020	$619	$161	$—	$780

(1)

During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units (see Note 2 – “Basis of Presentation and Significant Accounting Policies”). Pursuant to the authoritative literature, the Company performed an impairment test and recorded an impairment charge of $203 to reflect the impairment of its goodwill. The impairment charge of $34 recorded within the Safety Services segment was recorded within the Mechanical reporting unit. The impairment charge of $120 recorded within the Specialty Services segment was recorded within the Infrastructure/Utility reporting unit, Fabrication reporting unit and Specialty Contracting reporting unit for $80, $17 and $23, respectively. The impairment charge of $49 recorded within the Industrial Services segment was recorded within the Transmission reporting unit and Civil reporting unit for $45 and $4, respectively. The impairment charge was recorded based on preliminary estimates of each reporting unit’s carrying values, and may change in future periods as the purchase accounting for the APi Acquisition is finalized (See Note 2 – “Basis of Presentation and Significant Accounting Policies”).

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

Intangibles: The Company has the following identifiable intangible assets as of June 30, 2020 and December 31, 2019 (amounts primarily represent the preliminary estimate of intangibles attributable to the APi Acquisition):

	June 30, 2020
	Weighted- Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Backlog intangibles	1	$112	$(67)	$45
Customer relationships	8	755	(71)	684
Trade names	15	305	(15)	290
Total		$1,172	$(153)	$1,019

	December 31, 2019
	Weighted- Average Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Backlog intangibles	1	$112	$(22)	$90
Customer relationships	8	755	(24)	731
Trade names	15	305	(5)	300
Total		$1,172	$(51)	$1,121

Amortization expense recognized on intangibles was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020 (Successor)	2019 (Predecessor)	2020 (Successor)	2019 (Predecessor)
Cost of revenues	$23	$—	$45	$—
Selling, general, and administrative expense	28	9	58	18
Total intangible asset amortization expense	$51	$9	$103	$18

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

Recurring Fair Value Measurements: The Company’s financial assets and liabilities adjusted to fair value at least annually are derivative instruments, which are primarily included in other noncurrent liabilities, and contingent consideration, which is primarily included in contingent consideration and compensation liabilities on the condensed consolidated balance sheets.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements at June 30, 2020
	Level 1	Level 2	Level 3	Total
Derivatives	$—	$(40)	$—	$(40)
Contingent consideration obligations	—	—	(6)	(6)
	$—	$(40)	$(6)	$(46)

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Derivatives	$—	$—	$—	$—
Contingent consideration obligations	—	—	(7)	(7)
	$—	$—	$(7)	$(7)

The Company determines the fair value of its interest rate swaps (“Derivatives”) using standard pricing models and market-based assumptions for all inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2. The Company accounts for derivatives in accordance with U.S. GAAP, refer to Note 9 – “Derivatives” for additional information on the authoritative guidance, the Company’s hedging programs, and derivative financial instruments.

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

The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Six Months Ended June 30, 2020
Balances at beginning of period	$7
Issuances	—
Settlements	(3)
Adjustments to fair value	2
Balance at end of period	$6
Number of open contingent consideration arrangements at the end of period	5
Maximum potential payout at end of period	$9

At June 30, 2020, the remaining open contingent consideration arrangements are set to expire at various dates through March 2023. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments, and the related unobservable inputs, were not considered significant for the three and six months ended June 30, 2020.

Note 9.     Derivatives

From time to time, the Company (Successor) enters into derivative transactions to hedge its exposures to interest rate fluctuations. The Company does not enter into derivative transactions for trading purposes. The Company manages its fixed and floating rate debt mix using interest rate swaps. Interest rate swap contracts are used by the Company to separate interest rate risk management from the debt funding decision. The cash paid and received from the settlement of interest rate swaps is included in interest expense in the consolidated statement of operations. The Company accounts for derivatives in accordance with U.S. GAAP, refer to Note 8 – “Fair Value of Financial Instruments” for additional information on the authoritative guidance and the fair value measurement techniques for derivative financial instruments.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

At June 30, 2020, the Company had a $720 notional amount interest rate swap that fixes LIBOR at 1.62%. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to the Company’s forecasted variable interest payments and has maturity dates through October 2024. The effective portion of the after-tax fair value unrealized gains or losses on this swap is included as a component of accumulated other comprehensive income (loss).

The fair value of the interest rate swap designated as an effective hedge was a liability of $40 and an asset of less than $1 as of June 30, 2020 and December 31, 2019, respectively. The increase in the liability was primarily driven by changes in the applicable LIBOR rate which was 0.18% at June 30, 2020 compared to 1.76% at December 31, 2019. The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Note 10.     Property and Equipment, Net

The components of property and equipment at June 30, 2020 and December 31, 2019 are as follows:

	Estimated Useful Lives (In Years)	June 30, 2020	December 31, 2019
Land	N/A	$22	$19
Building	40	57	66
Machinery and equipment	3–15	197	174
Autos and trucks	5	109	67
Office equipment	3–7	26	66
Leasehold improvements	2–10	12	28
Total cost		423	420
Accumulated depreciation		(58)	(18)
Property and equipment, net		$365	$402

Depreciation expense related to property and equipment, including capital leases, was $23 and $17 during the three months ended June 30, 2020 and 2019, respectively, and $41 and $33 during the six months ended June 30, 2020 and 2019. Depreciation expense is included within cost of revenues and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

During the second quarter of 2020, the Company recorded a measurement period adjustment to property and equipment. This resulted in a cumulative adjustment to recognize an additional $4 of depreciation expense. If the property and equipment fair values had been known at the date of the APi Acquisition, depreciation expense would have been higher by $2 and $2 for the year ended December 31, 2019 (Successor) and the three months ended March 31, 2020, respectively.

Note 11.     Debt

Debt obligations consist of the following:

Description	Maturity Date	June 30, 2020	December 31, 2019
Term Loan Facility
Term Loan	October 1, 2026	$1,194	$1,200
Revolving Credit Facility	October 1, 2024	—	—
Other Obligations		9	14
Total debt obligations		1,203	1,214
Less unamortized deferred financing costs		(22)	(24)
Total debt, net of deferred financing costs		1,181	1,190
Less current portion of long-term debt		(18)	(19)
Long-term debt		$1,163	$1,171

As of June 30, 2020, there was $1,194 of principal outstanding under the Term Loan bearing interest of 2.68% per annum based on one-month LIBOR plus 250 basis points.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The interest rate applicable to borrowings under the Revolving Credit Facility is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25% or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25%. The weighted-average interest rate on the Revolving Credit Facility was 4.56% as of June 30, 2020.

At June 30, 2020 and December 31, 2019, the Company had $0 outstanding under this Revolving Credit Facility, and $230 and $235 was available at June 30, 2020 and December 31, 2019, respectively, after giving effect to $70 and $65 of outstanding letters of credit.

As of June 30, 2020 and December 31, 2019, the Company was in compliance with the applicable debt covenants contained in the Credit Agreement.

One of the Company’s Canadian operations has a $20 unsecured line-of-credit agreement with a variable-interest rate based upon the prime rate. The Company had no amounts outstanding under the line of credit as of June 30, 2020 and December 31, 2019.

As of June 30, 2020 and December 31, 2019, the Company had $9 and $14 in notes outstanding for the acquisition of equipment and vehicles, respectively.

Note 12.     Income Taxes

Historically, APi Group has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code for federal tax purposes. As a result, APi Group’s income was not subject to U.S. federal income taxes or state income taxes in those states where the S Corporation status is recognized. In Predecessor periods, no provision or liability for federal or state income tax has been provided in its consolidated financial statements except for those taxing jurisdictions where the S Corporation status is not recognized. In connection with the APi Acquisition, APi Group’s S Corporation status was terminated and APG will be treated as a C Corporation under Subchapter C of the Internal Revenue Code and will be part of the consolidated tax group of the Company. The termination of the “S” Corporation election has had a material impact on the Company’s results of operations, financial condition, and cash flows as reflected in the June 30, 2020 consolidated financial statements. The effective tax rate has increased, and net income has decreased as compared to the Company’s “S” Corporation tax years, since the Company is now subject to U.S. federal and state corporate income taxes in addition to foreign corporate income taxes on its earnings.

The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items. The Company’s effective tax rate was (49.0)% and 6.0% for the three months ended June 30, 2020 and 2019, respectively and 28.5% and 6.0% for the six months ended June 30, 2020 and 2019, respectively. The most significant item contributing to the change in the effective tax rate relate to the Company’s change in “S” Corporation to “C” Corporation status. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the six months ended June 30, 2020 is due to an asset impairment charge benefit offsetting state taxes and taxes on foreign earnings in jurisdictions that have higher tax rates.

As of June 30, 2020, the Company’s deferred tax assets included a valuation allowance of $1 primarily related to certain deferred tax assets of the Company’s foreign subsidiaries. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of June 30, 2020, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $248, $0 and $5, respectively. The federal net operating losses have carryback periods of five years that can offset 100% of taxable income for periods in which the Company was a “C” Corporation and can be carried forward indefinitely. The carryforwards will be able to offset 80% of future taxable income for years beginning after 2020. The foreign net operating losses have carryback periods of three years, carryforward periods of twenty years and begin to expire in 2034.

The Company’s liability for unrecognized tax benefits is recorded within other non-current liabilities in the consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the income statement. As of June 30, 2020 and December 31, 2019, the total gross unrecognized tax benefits were $3 and $4, respectively. The Company had accrued gross interest and penalties as of June 30, 2020 and December 31, 2019 of $1 and $1, respectively. During the three and six months ended June 30, 2020 (Successor) and 2019 (Predecessor), the Company recognized net interest expense of $0 for all periods.

If all of the Company’s unrecognized tax benefits as of June 30, 2020 were recognized, the entire balance would impact the Company’s effective tax rate. The Company expects $4 of unrecognized tax benefits to expire in the next twelve months due to lapses in the statute of limitations.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The Company files income tax returns in the U.S. federal jurisdiction, various state, local and foreign jurisdictions. For periods ended September 30, 2019 (Predecessor) and prior, the Company, including its domestic subsidiaries, filed state income tax returns for those states that do not recognize Subchapter S corporations. As of June 30, 2020, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year 2014. The U.S. federal jurisdiction is under exam for the period ended December 31, 2017. No adjustments have been proposed and the Company does not expect the results of the audit to have a material impact on the consolidated financial statements.

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

Note 13.     Employee Benefit Plans

Certain of the Company’s subsidiaries, including certain subsidiaries in Canada, contribute amounts to multiemployer pension and other multiemployer benefit plans and trusts (“MEPPs”), which are recorded as a component of employee wages and salaries within costs of revenue. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total contributions to multiemployer plans, including with respect to the Company’s Canadian operations, were $19 and $24 during the three months ended June 30, 2020 and 2019, respectively and $40 and $44 during the six months ended June 30, 2020 and 2019.

Note 14.     Related-Party Transactions

The Company (Successor) incurred management fees of $1 and $2, during the three and six months ended June 30, 2020, respectively, for payment to an entity owned by Sir Martin E. Franklin.

Note 15.     Earnings (Loss) Per Share

Net income is allocated between the Company’s common shares and other participating securities based on their participation rights. The Preferred Shares represent participating securities. Earnings attributable to Preferred Shares are not included in earnings attributable to common shares in calculating earnings per common share (the “two class method”). For periods of net loss, there is no impact from the two-class method on earnings (loss) per share (“EPS”) as net loss is allocated to common shares because Preferred Shares are not contractually obligated to share the loss.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The following table sets forth the computation of earnings (loss) per common share using the two-class method. The dilutive effect of outstanding Preferred Shares and restricted stock units (“RSUs”) issued by the Company is reflected in diluted EPS using the if-converted method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Preferred Shares, RSUs, warrants and stock options are anti-dilutive. (amounts in millions, except share and per share amounts):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Basic income (loss) per common share:
Net income (loss)	$36	$(158)
Less income attributable to Preferred Shares	(6)	—
Net income (loss) attributable to common shareholders - basic	$30	$(158)
Weighted average shares outstanding - basic	169,294,244	169,558,163
Basic income (loss) per common share	$0.18	$(0.93)

Diluted income (loss) per common share:
Net income (loss)	36	(158)
Less income attributable to Preferred Shares	(6)	—
Net income (loss) attributable to common shareholders - diluted	$30	$(158)

Weighted average shares outstanding - basic	169,294,244	169,558,163
Dilutive securities:
RSUs, warrants and stock options (1)	483,162	—
Shares issuable upon conversion of Preferred Shares (1)	—	—
Shares issuable pursuant to the annual Preferred Share dividend (2)	6,481,822	—
Weighted average shares outstanding - diluted	176,259,228	169,558,163
Diluted income (loss) per common share	$0.17	$(0.93)

(1)

For the three months ended June 30, 2020, represent potentially dilutive securities that are excluded from the calculation of diluted EPS include 162,500 stock options to purchase the same number of common shares, and 64,546,077 warrants exercisable to purchase common shares on a 3:1 basis (21,515,359 ordinary share equivalents) for which the exercise price exceeded the average market price, and 4,000,000 Preferred Shares convertible to the same number of common shares for which the effect would be anti-dilutive.

(2)

For the three months ended June 30, 2020, dilutive securities include 6,481,822 common share equivalents which represent the dividend that the Preferred Shares would be entitled to receive assuming that the average price of the Company’s common shares for the last ten trading days of the three months ended June 30, 2020 would be the same average price during the last ten trading days of the calendar year, which exceeds the initial offering price of $10.00.

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

The Safety Services segment focuses on end-to-end integrated occupancy systems (fire protection services, HVAC, and entry systems) including design, installation, inspection and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial and special-hazard settings.

The Specialty Services segment provides infrastructure services and specialized industrial plant services, which include maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer and telecommunications infrastructure. Customers within this segment vary from private and public utilities, communications, healthcare, education, manufacturing, industrial plants and governmental agencies throughout the United States.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The Industrial Services segment provides a variety of services to the energy industry focused on transmission and distribution. Services within this segment include oil and gas pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance.

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

Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income to EBITDA. The tables below may contain slight summation differences due to rounding:

	Three Months Ended June 30, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$371	$349	$173	$(4)	$889
EBITDA Reconciliation
Operating income (loss)	$22	$22	$4	$(21)	$27
Plus:
Investment income and other, net	4	6	—	1	11
Depreciation(1)	(1)	16	9	(1)	23
Amortization	24	18	8	1	51
EBITDA	$49	$62	$21	$(20)	$112
Total assets	$1,655	$1,155	$441	$519	$3,770
Capital expenditures	—	3	2	1	6

	Three Months Ended June 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$444	$414	$212	$(3)	$1,067
EBITDA Reconciliation
Operating income (loss)	$53	$28	$3	$(21)	$63
Plus:
Investment income and other, net	1	—	—	—	1
Depreciation	2	10	4	1	17
Amortization	1	6	2	—	9
EBITDA	$57	$44	$9	$(20)	$90
Total assets	$807	$848	$384	$107	$2,146
Capital expenditures	—	9	9	—	18

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

	Six Months Ended June 30, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$795	$649	$310	$(7)	$1,747
EBITDA Reconciliation
Operating income (loss)	$12	$(114)	$(54)	$(51)	$(207)
Plus:
Investment income and other, net	5	8	—	1	14
Depreciation(1)	2	24	13	2	41
Amortization	48	36	17	2	103
EBITDA	$67	$(46)	$(24)	$(46)	$(49)
Total assets	$1,655	$1,155	$441	$519	$3,770
Capital expenditures	1	9	6	1	17

	Six Months Ended June 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$870	$700	$425	$(6)	$1,989
EBITDA Reconciliation
Operating income (loss)	$105	$28	$(6)	$(38)	$89
Plus:
Investment income and other, net	1	1	—	1	3
Depreciation	3	18	8	4	33
Amortization	3	11	4	—	18
EBITDA	$112	$58	$6	$(33)	$143
Total assets	$807	$848	$384	$107	$2,146
Capital expenditures	4	20	16	—	40

(1)

Depreciation for the three months ended June 30, 2020 includes a cumulative adjustment to depreciation expense resulting from the measurement period adjustments of property and equipment. Refer to Note 10 – “Property and Equipment, Net” for additional information. The adjustment to depreciation expense recorded during the three months ended June 30, 2020 was $(2), $5, $3 and $(2) for the Safety Services, Specialty Services, Industrial Services and Corporate and Eliminations segments, respectively. If the property and equipment fair values had been known at the date of the APi Acquisition, depreciation expense for the year ended December 31, 2019 (Successor) would have changed by $(1), $2, $2, and $(1) for the Safety Services, Specialty Services, Industrial Services and Corporate and Eliminations segments, respectively. If the property and equipment fair values had been known at the date of the APi Acquisition, depreciation expense for the three months ended March 30, 2020 would have changed by $(1), $3, $1, and $(1) for the Safety Services, Specialty Services, Industrial Services and Corporate and Eliminations segments, respectively. EBITDA as presented in the above EBITDA reconciliation tables, would not have been impacted by these changes.

Note 17.     Subsequent Events

Effective July 1, 2020, the Company completed an agreement to sell one of its subsidiaries within its Industrial Services segment, which was classified within assets held for sale in the condensed consolidated balance sheets, for $5, made up of a promissory note from the buyer and cash. The subsidiary sold for an amount approximating carrying value. As a result, the Company does not expect to recognize a significant gain or loss on sale.

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

Overview

On October 1, 2019, we completed our acquisition of APi Group (the “APi Acquisition”) and changed our name to APi Group Corporation in connection with the APi Acquisition. With over 90 years of history operating from over 200 locations, APi Group is a market leading business services provider of safety, specialty, and industrial services operating primarily in the United States, as well as in Canada and the United Kingdom with consolidated net revenues of approximately $985 million for the Successor in 2019, $3.1 billion for the Predecessor in 2019, and approximately $3.7 billion for the Predecessor in 2018. APi Group provides a variety of specialty contracting services, including engineering and design, fabrication, installation, inspection, maintenance, service and repair, and retrofitting and upgrading. APi provides statutorily mandated and other contracted services to a strong base of long-standing customers across industries. We also have an experienced management team and a strong leadership development culture.

We operate our business under three primary operating segments which are also our reportable segments:

•

Safety Services – A leading provider of safety services in North America, focusing on end-to-end integrated occupancy systems (fire protection solutions, HVAC and entry systems), including design, installation, inspection and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial and special-hazard settings.

•

Specialty Services – A leading provider of a variety of infrastructure services and specialized industrial plant services, which include maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer and telecommunications infrastructure. Our services include engineering and design, fabrication, installation, maintenance service and repair, and retrofitting and upgrading. Customers within this segment vary from private and public utilities, communications, healthcare, education, manufacturing, industrial plants and governmental agencies throughout the United States.

•

Industrial Services – A leading provider of a variety of services to the energy industry focused on transmission and distribution. This segment’s services include oil and gas pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance.

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

We were originally incorporated with limited liability under the laws of the British Virgin Islands under the BVI Companies Act on September 18, 2017 under the name J2 Acquisition Limited. We were originally formed for the purpose of acquiring a target company or business. On October 10, 2017, we raised gross proceeds of approximately $1.25 billion in connection with our initial public offering in the United Kingdom.

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

Effect of Seasonality and Cyclical Nature of Business

Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, and include impacts of customer spending patterns, bidding seasons, project schedules, holidays and timing, in particular, for large, non-recurring projects. Typically, our revenue is lowest at the beginning of the year and during the winter months in North America during the first quarter because cold, snowy or wet conditions can cause project delays. Revenue is generally higher during the summer and fall months during the third and fourth quarters, due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Continued cold and wet weather can often affect second quarter productivity. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive effect on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. The effects of the COVID-19 pandemic could also result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions.

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

Recent Developments

Impairment of Goodwill and Intangibles

During the first quarter of 2020, we concluded that a triggering event had occurred for all of our reporting units as a result of the COVID-19 global pandemic and we recorded total non-cash charges of $208 million to reflect the impairment of our goodwill and intangible assets as preliminary carrying values exceeded fair value. Pursuant to the authoritative literature, we performed impairment tests and determined that, as a result of the impact of COVID-19, which has negatively impacted our operations, suppliers and other vendors, customer base, the demand for work within the oil and gas industry as a result of the volatility in oil prices and other factors outside of the control of management, certain of our goodwill and intangible assets were impaired. Specifically, we determined goodwill was impaired $203 million, consisting of goodwill impairments associated with our Mechanical, Infrastructure/Utility, Fabrication, Specialty Contracting, Transmission and Civil reporting units of $34 million, $80 million, $17 million, $23 million, $45 million and $4 million, respectively. We also determined that intangible assets of a business classified as held for sale were impaired by $5 million.

The circumstances and global disruption caused by COVID-19 has affected, and we believe it will continue to affect, our businesses, operating results, cash flows and financial condition, however the scope and duration of the impact is highly uncertain. In addition, some of the inherent estimates and assumptions used in determining the fair value of our reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, and labor inflation. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity, waves and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on our business and the overall economy, there can be no assurance that our estimates and assumptions made for purposes of the goodwill impairment testing performed during the first quarter of 2020 will prove to be accurate predictions of the impact in future periods.

While we believe we have made reasonable estimates and assumptions to calculate the fair values of our reporting units which were based on facts and circumstances known at such time, it is possible that existing or new events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of our estimates and assumptions. For each of our reporting units, particularly if the global pandemic caused by COVID-19 continues to persist for an extended period of time, a reporting unit’s actual results could be materially different from our estimates and assumptions used to calculate fair value. If so, we may be required to recognize material impairments to goodwill or other long-lived assets. We will continue to monitor our reporting units for any triggering events or other signs of impairment. We may be required to perform additional impairment testing based on further deterioration of the global economic environment, continued disruptions to our businesses, further declines in operating results of our reporting units and/or tradenames, sustained deterioration of our market capitalization, and other factors, which could result in additional impairment charges in the future. Although we cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if economic activity experiences a sustained deterioration from current levels or governmental stimulus proves to be insufficient, it is reasonably likely we will be required to record additional impairment charges in the future.

We recognized impairment during the first quarter of 2020 based on preliminary estimate of the purchase price allocation from the APi Acquisition. It is possible that the final purchase price allocation for intangible assets at our reporting units may decrease from the preliminary estimates, resulting in increases to goodwill balances and additional impairment charges in the third quarter. During the second quarter of 2020, we recorded measurement period adjustments to the fair values of property and equipment acquired in the APi Acquisition, but this did not have a significant impact on the carrying values of the reporting units, and did not result in any changes to the goodwill impairment previously recorded.

During the first quarter of 2020, impairment was recognized at each reporting unit, with the exception of our Life Safety reporting unit. Our Life Safety reporting unit had a fair value exceeding its carrying value by less than 10%. Since the goodwill balances for each reporting unit are still preliminary, pending finalizing purchase price allocation from the APi Acquisition, it is possible the Life Safety reporting unit may experience an impairment charge even if there are no changes to the aforementioned discounted cash flows. Based on a sensitivity analysis, a 10% increase in the carrying value of the Life Safety reporting unit would have resulted in an impairment charge of $41 million. For all other reporting units, the fair values approximate carrying value based on preliminary purchase price allocations.

See Note 2 – “Basis of Presentation and Significant Accounting Policies” and Note 7 – “Goodwill and Intangibles” of the Interim Statements for additional information.

Credit Facilities

At June 30, 2020 and December 31, 2019, the Company had $0 outstanding under this Revolving Credit Facility, and $230 and $235 was available at June 30, 2020 and December 31, 2019, respectively, after giving effect to $70 and $65 of outstanding letters of credit.

Income Taxes

The three and six months ended June 30, 2020 were also impacted by certain discrete or non-recurring tax items. The income tax benefit of $12 and $63 for the three and six months ended June 30, 2020, respectively, was primarily due to impairment of goodwill and intangible assets. The tax law changes in the CARES Act had no impact on the Company’s income tax provision for the three and six months ended June 30, 2020, respectively.

COVID-19 Update

We continue to monitor the short- and long-term impacts of COVID-19, a global pandemic that has caused a significant slowdown in the global economy beginning in March 2020. While we had some slowdown impact in March, the impacts of COVID-19 were not seen as significant at that time. During the second quarter of 2020, we continued to provide services to our customers. To date, the services we provide have been deemed to be essential in most instances. However, as the COVID-19 situation has continued to evolve, we have seen various disruptions in our work due to the domino effects of the various local, state and national jurisdictional “shelter-in-place” orders, including but not limited to the impact on our efficiency to perform our work while adhering to physical distancing protocols demanded by COVID-19, customers deferring inspection and service projects, and temporary shutdowns of active projects as they work through COVID-19 related matters. We are experiencing delays in certain projects and disruptions to the flow of our work to meet COVID-19 working protocols. We are actively quoting new work for customers. Should the macro economy continue to be negatively impacted by the COVID-19 pandemic or worsen due to flare-ups, it is possible additional projects could be delayed indefinitely or cancelled, or that we are not successful in being allowed access to our customers facilities to perform inspection and service projects.

Further extended stay at home orders or closures, or outbreaks in jurisdictions in which we operate or at our project or work sites, could have a material negative impact on our net revenues and earnings.  If a large number of our employees who are located in a particular jurisdiction or are working on a project or work site are exposed to or infected with COVID-19 and we are unable to hire qualified personnel due to labor shortages and other impacts of the COVID-19 outbreak, we may be required to delay projects or the provision of our services for a period of time which could negatively impact our revenue, cause harm to our reputation and have a material adverse impact on our operating results.

As we have continued to monitor our activity, revenue period over period has been negatively impacted by the level of shelter-in-place orders and outbreaks of COVID-19, which has caused certain customers to temporarily halt work to put in COVID-19 working protocols and other customers have delayed or cancelled projects. During the three months ended June 30, 2020, all of our segments have seen volume declines. Recently we are seeing indications of stabilizing and some volume improvements off previous lows as our teams and customers are adapting to working in the COVID-19 environment and with the easing of some shelter-in-place orders. There can be no assurance that this trend, which would allow us to recover prior year volume levels, will continue in a positive manner.

To date, we have been able to source the supply and materials needed for our business with minimal disruptions. However, the continued impact of COVID-19 on our vendors is evolving and could make it difficult to obtain needed materials.

We have also implemented a preemptive cost reduction plan, which we expect will save both expense and cash in 2020 if market conditions require us to maintain them throughout the rest of the year. However, as COVID-19 restrictions ease and volumes increase, some of these cost reductions have ceased and costs will continue to be reinstated as operations allow. There is no guarantee that we will appropriately match the increased costs to increased demand for our services.

The United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency has warned that cybercriminals will take advantage of the uncertainty created by COVID-19 and federal and state mandated quarantines to launch cybersecurity attacks. The risks could include more frequent malicious cybersecurity and fraudulent activities, as well as schemes which attempt to take advantage of employees’ use of various technologies to enable remote work activities. We believe the COVID-19 outbreak has incrementally increased our cyber risk profile, but we are unable to predict the extent or impacts of those risks at this time. A significant disruption of our information technology systems, unauthorized access to or loss of confidential information, or legal claims resulting from our violation of privacy laws could each have a material adverse effect on our business.

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

Description of Key Line Items

Net Revenues

Revenue is generated from the sale of various types of contracted services, fabrication and distribution. We derive revenue primarily from services under contractual arrangements with durations ranging from days to three years, with the majority having durations of less than six months, and which may provide the customer with pricing options that include a combination of fixed, unit, or time and materials pricing. Revenue for fixed price agreements is generally recognized over time using the cost-to-cost method of accounting which measures progress based on the cost incurred to total expected cost in satisfying our performance obligation.

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

Results of Operations

The following is a discussion of our financial condition and results of operations during the three and six months ended June 30, 2020 (the “Successor Period”) and the three and six months ended June 30, 2019 (the “Predecessor Period”). We did not own APi Group for the Predecessor period. Consequently, these results may not be indicative of the results that we would expect to recognize for future periods.

Three months ended June 30, 2020 (Successor) compared to the Three months ended June 30, 2019 (Predecessor)

	Three Months Ended June 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Net revenues	$889	$1,067	$(178)	(16.7)%
Cost of revenues	715	859	(144)	(16.8)%
Gross profit	174	208	(34)	(16.3)%
Selling, general, and administrative expenses	147	145	2	1.4%
Operating income	27	63	(36)	(57.1)%
Interest expense, net	14	7	7	100.0%
Investment income and other, net	(11)	(1)	(10)	NM
Other expense, net	3	6	(3)	(50.0)%
Income before income taxes	24	57	(33)	NM
Income tax provision (benefit)	(12)	4	(16)	(400.0)%
Net income	$36	$53	$(17)	NM

NM = Not meaningful

Net revenues

Net revenues for the three months ended June 30, 2020 were $889 million compared to $1,067 million for the same period in 2019, a decrease of $178 million or (16.7)%. The decrease in net revenues was primarily attributable to negative volume impacts of COVID-19 during the second quarter of 2020 resulting from government stay-at-home orders, access restrictions to buildings and project sites, and the delay or cancellation of projects by our customers due to the uncertainty and impact of COVID-19 on their business. Additionally, there was a decrease in volume of projects across our business as we continue to focus on project selection during the current year.

Gross profit

The following table presents gross profit (net revenues less cost of revenues), and gross profit margin (gross profit as a percentage of net revenues) for APG for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively:

	Three Months Ended June 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Gross profit	$174	$208	$(34)	(16.3)%
Gross profit margin	19.6%	19.5%

Our gross profit for the three months ended June 30, 2020 was $174 million, compared to $208 million for the same period in 2019, a decrease of $34 million, or (16.3)%. The decrease in gross profit was primarily attributable to lower net revenues and $23 million of backlog amortization recognized in cost of revenues related to purchase accounting for the APi Acquisition, which had an impact of 2.6% on gross profit margin. This was partially offset by continued focus on project selection, targeted price improvements, increased efficiencies on our projects, better project management, jobsite conditions, and the mix of services provided. As a result of these factors, gross profit margin remained consistent at 19.6% in the second quarter of 2020 versus 19.5% in the second quarter of 2019.

Operating expenses

The following table presents operating expenses and operating margin (operating income (loss) as a percentage of net revenues) for APG for the three months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively:

	Three Months Ended June 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Selling, general, and administrative expenses	$147	$145	$2	1.4%
Operating expenses as a percentage of net revenues	16.5%	13.6%
Operating margin	3.0%	5.9%

Our operating expenses for the three months ended June 30, 2020 were $147 million, compared to $145 million for the same period in 2019, an increase of $2 million. Operating expenses as a percentage of net revenues were 16.5% for 2020 compared to 13.6% for 2019. The increase in operating expenses as a percentage of net revenues is primarily attributable to increased intangible asset amortization expense of $19 million related to purchase accounting for the APi Acquisition. The composition of selling, general and administrative expenses has changed due to our transition to a public company and our investment in growth and strategic initiatives. Increases in costs have been recognized related to business process transformation, compensation, public company registration, listing and compliance, professional and management fees, and insurance. These increases have been partially offset by various factors including decreases in expense related to contingent consideration and compensation liabilities, elimination of non-recurring prior ownership costs, and reductions from our preemptive cost reduction plan enacted in response to COVID-19, which are largely temporary and designed to flex as our businesses are impacted by COVID-19.

Operating income and EBITDA

	Three Months Ended June 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Operating income	$27	$63	$(36)	(57.1)%
EBITDA	112	90	22	24.4%

Our operating income for the three months ended June 30, 2020 was $27 million, compared $63 million for the same period in 2020, a decrease of $36 million. Operating margin decreased to approximately 3.0% in 2020 from 5.9% in 2019. The decrease was primarily attributable to decreased net revenues as described above, increased expenses related to intangible asset amortization expense of $42 million, and other changes in operating expenses discussed above . EBITDA as a percentage of net revenues increased to 12.6% in 2020 from 8.4% in 2019. The increase was primarily driven by mix of work, increased efficiencies in the execution of our services, income from our joint venture investments, and improved project selection throughout our segments, which was most pronounced in our Industrial Services segment.

Interest expense, net

Interest expense was $14 million for the three months ended June 30, 2020 compared to $7 million for the same period of the prior year. The $7 million increase in interest expense was primarily due to an increase in average outstanding borrowings and higher average borrowing costs reflecting the APi Acquisition in which APi Group’s previous debt totaling $613 million as of June 30, 2019, was settled and replaced by our Credit Facilities that include the issuance of a $1.2 billion Term Loan.

Investment income and other, net

Investment income and other, net was $11 million for the three months ended June 30, 2020 compared to $1 million for the same period of the prior year. The $10 million increase was primarily due to an increase of $5 million in earnings from our joint venture investments and $4 million of income from government relief for COVID-19 received at our foreign subsidiaries.

Income tax provision

The effective tax rate for the three months ended June 30, 2020 was (49.0)%, after discrete and non-recurring tax items. The income tax benefit of $12 million for the three months ended June 30, 2020 related to the impairment of goodwill and intangible assets. The tax law changes in the CARES Act had an immaterial impact on the Company’s income tax provision during the three months ended June 30, 2020.

Operating Segment Results for the Three Months Ended June 30, 2020 (Successor) versus Three Months Ended June 30, 2019 (Predecessor)

	Net Revenues
	Three Months Ended June 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Safety Services	$371	$444	$(73)	(16.4)%
Specialty Services	349	414	(65)	(15.7)%
Industrial Services	173	212	(39)	(18.4)%
Corporate and Eliminations	(4)	(3)	(1)	33.3%
	$889	$1,067	$(178)	(16.7)%

	Operating Income
	Three Months Ended June 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Safety Services	$22	$53	$(31)	(58.5)%
Specialty Services	22	28	(6)	(21.4)%
Industrial Services	4	3	1	33.3%
Corporate and Eliminations	(21)	(21)	—	(—)%
	$27	$63	$(36)	(57.1)%

	EBITDA
	Three Months Ended June 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Safety Services	$49	$57	$(8)	(14.0)%
Specialty Services	62	44	18	40.9%
Industrial Services	21	9	12	133.3%
Corporate and Eliminations	(20)	(20)	—	(—)%
	$112	$90	$22	24.4%

The following discussion breaks down the net revenues, operating income and EBITDA by operating segment for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Safety Services

Safety Services net revenues for the three months ended June 30, 2020 decreased by $73 million, or (16.4)% compared to the same period in the prior year. This was largely due to the impact of COVID-19 and shelter-in-place orders during the quarter in addition to the timing of demand for services.

Safety Services operating margin for the three months ended June 30, 2020 and 2019 was approximately 5.9% and 11.9%, respectively. The decrease was primarily driven by intangible asset amortization expense, which was $23 million higher for the three months ended June 30, 2020 compared to the same period in the prior year as a result of the APi Acquisition. Safety Services EBITDA as a percentage of net revenues for the three months ended June 30, 2020 and 2019 was approximately 13.2% and 12.8%, respectively. The increase is primarily driven by the mix of work, $4 million of income from government relief for COVID-19 received at our foreign subsidiaries, and increased efficiencies in the execution of our services.

Specialty Services

Specialty Services net revenues for the three months ended June 30, 2020 decreased by $65 million, or (15.7)% compared to the same period in the prior year. Segment revenue decreases were primarily driven by the negative impacts of COVID-19, timing of demand from our customers and timing of projects.

Specialty Services operating margin for the three months ended June 30, 2020 and 2019 was approximately 6.3% and 6.8%, respectively. The decrease was primarily driven by intangible asset amortization expense, which was $12 million higher for the three months ended June 30, 2020 compared to the same period in the prior year as a result of the APi Acquisition and contract mix. This was partially offset by efficiencies in the execution of our services. Specialty Services EBITDA as a percentage of net revenues for the three months ended June 30, 2020 and 2019 was approximately 17.8% and 10.6%, respectively. The increase was driven by efficiencies in the execution of our services, improved project selection, targeted pricing improvements and mix of work. Additionally, increased income from joint venture investments had an impact of 1.4% on EBITDA in the current year.

Industrial Services

Industrial Services net revenues for the three months ended June 30, 2020 decreased by $39 million, or (18.4)% compared to the same period in the prior year. This decrease was primarily due to decreased volume of projects as a result of our strategic initiative to focus on project selection, which improved margins as opposed to growing net revenues. The revenue decline was also impacted by suppression of demand for our services due to COVID-19 and changes in oil prices.

Industrial Services operating margin for the three months ended June 30, 2020 and 2019 was approximately 2.3% and 1.4%, respectively. The increase was primarily driven by productivity increases due to better project selection, project management, and jobsite conditions. This was partially offset by additional intangible amortization expense, which was $6 million higher for the three months ended June 30, 2020 compared to the same period in the prior year as a result of the APi Acquisition. Industrial Services EBITDA as a percentage of net revenues, was 12.1% and 4.2% for the three months ended June 30, 2020 and 2019, respectively. The increase was primarily driven by project selection, productivity and favorable jobsite conditions.

Six months ended June 30, 2020 (Successor) compared to the Six months ended June 30, 2019 (Predecessor)

	Six Months Ended June 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Net revenues	$1,747	$1,989	$(242)	(12.2)%
Cost of revenues	1,411	1,618	(207)	(12.8)%
Gross profit	336	371	(35)	(9.4)%
Selling, general, and administrative expenses	335	282	53	18.8%
Impairment of goodwill, intangibles and long-lived assets	208	—	208	NM
Operating income (loss)	(207)	89	(296)	(332.6)%
Interest expense, net	28	13	15	115.4%
Investment income and other, net	(14)	(3)	(11)	366.7%
Other expense, net	14	10	4	40.0%
Income (loss) before income taxes	(221)	79	(300)	(379.7)%
Income tax provision (benefit)	(63)	5	(68)	(1360.0)%
Net income (loss)	$(158)	$74	$(232)

NM = Not meaningful

Net revenues

Net revenues for the six months ended June 30, 2020 and 2019 were $1,747 million compared to $1,989 million for the same period in 2019, a decrease of $242 million or (12.2)%. The decrease in net revenues was primarily attributable to the negative impacts of COVID-19 resulting from government stay-at-home orders, access restrictions to buildings and project sites, and the delay or cancellation of projects by our customers due to the uncertainty and impact of COVID-19 on their business. This was combined with improved project selection, which led to a decrease in the volume of projects.

Gross profit

The following table presents gross profit (net revenues less cost of revenues), and gross profit margin (gross profit as a percentage of net revenues) for APG for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively:

	Six Months Ended June 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Gross profit	$336	$371	$(35)	(9.4)%
Gross profit margin	19.2%	18.7%

Our gross profit for the six months ended June 30, 2020 was $336 million, compared to $371 million for the same period in 2019, a decrease of $35 million, or (9.4)%. The decrease in gross profit was primarily attributable to declines in net revenues and the impact of backlog amortization. We recognized $45 million in cost of revenues from the amortization of backlog assets related to purchase accounting for the APi Acquisition, which had an impact of 2.6% on gross profit margin. This was partially offset by continued focus on project selection, targeted price improvements, increased efficiencies on our projects, better project management, jobsite conditions, and the mix of services provided, with the largest improvements in our Industrial Services Segment. As a result of these factors, gross profit margin was 19.2% in 2020 versus 18.7% in 2019.

Operating expenses

The following table presents operating expenses and operating margin (operating income (loss) as a percentage of net revenues) for APG for the six months ended June 30, 2020 (Successor) and 2019 (Predecessor), respectively:

	Six Months Ended June 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Selling, general, and administrative expenses	$335	$282	$53	18.8%
Impairment of goodwill, intangibles and long-lived assets	208	—	208	NM
Total operating expenses	$543	$282	$261	92.6%
Operating expenses as a percentage of net revenues	31.1%	14.2%
Operating margin	(11.8)%	4.5%

Our operating expenses for the six months ended June 30, 2020 were $543 million, compared to $282 million for the same period in 2019, an increase of $261 million. Operating expenses as a percentage of net revenues were 31.1% for 2020 compared to 14.2% for 2019. The increase in operating expenses is primarily attributable to impairment charges of $208 million and increased intangible asset amortization of $40 million related to purchase accounting for the APi Acquisition. The composition of selling, general and administrative expenses has changed due to our transition to a public company and our investment in growth and strategic initiatives. Increases in costs have been recognized related to business process transformation, compensation, public company registration, listing and compliance, professional and management fees, and insurance. These increases have been partially offset by various factors including decreases in expense related to contingent consideration and compensation liabilities, elimination of non-recurring prior ownership costs, and reductions from our preemptive cost reduction plan enacted in response to COVID-19, which are largely temporary and designed to flex as our businesses are impacted by COVID-19.

Operating income and EBITDA

	Six Months Ended June 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Operating income (loss)	$(207)	$89	$(296)	(332.6)%
EBITDA	(49)	143	(192)	(134.3)%

Our operating loss for the six months ended June 30, 2020 was $207 million, compared to income of $89 million for the same period in 2020, a decrease of $296 million. Operating margin decreased to approximately (11.8)% in 2020 from 4.5% in 2019. The decrease was primarily attributable to impairment expense of $208 million, increased expenses related to intangible asset amortization expense of $85 million, and other changes in operating expenses discussed above. EBITDA as a percentage of net revenues decreased to (2.8)% in 2020 from 7.2% in 2019. The decrease was also driven by the impairment of $208 million discussed above.

Interest expense, net

Interest expense was $28 million for the six months ended June 30, 2020 compared to $13 million for the same period of the prior year. The $15 million increase in interest expense was primarily due to an increase in average outstanding borrowings and higher average borrowing costs reflecting the APi Acquisition in which APi Group’s previous debt totaling $613 million as of June 30, 2019, was settled and replaced by our Credit Facilities that include the issuance of a $1.2 billion Term Loan.

Investment income and other, net

Investment income and other, net was $14 million for the six months ended June 30, 2020 compared to $3 million for the same period of the prior year. The $11 million increase was primarily due to an increase of $6 million in earnings from our joint venture investments and $4 million of income from government relief for COVID-19 received at our foreign subsidiaries.

Income tax provision

The effective tax rate for the six months ended June 30, 2020 was 28.5%, after discrete and non-recurring tax items. The income tax benefit of $63 million for the six months ended June 30, 2020 related to the impairment of goodwill and intangible assets. The tax law changes in the CARES Act had an immaterial impact on the Company’s income tax provision during the six months ended June 30, 2020.

Operating Segment Results for the six months ended June 30, 2020 (Successor) versus six months ended June 30, 2019 (Predecessor)

	Net Revenues
	Six Months Ended June 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Safety Services	$795	$870	$(75)	(8.6)%
Specialty Services	649	700	(51)	(7.3)%
Industrial Services	310	425	(115)	(27.1)%
Corporate and Eliminations	(7)	(6)	(1)	16.7%
	$1,747	$1,989	$(242)	(12.2)%

	Operating Income (loss)
	Six Months Ended June 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Safety Services	$12	$105	$(93)	(88.6)%
Specialty Services	(114)	28	(142)	(507.1)%
Industrial Services	(54)	(6)	(48)	800.0%
Corporate and Eliminations	(51)	(38)	(13)	34.2%
	$(207)	$89	$(296)	(332.6)%

	EBITDA
	Six Months Ended June 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Safety Services	$67	$112	$(45)	(40.2)%
Specialty Services	(46)	58	(104)	(179.3)%
Industrial Services	(24)	6	(30)	(500.0)%
Corporate and Eliminations	(46)	(33)	(13)	39.4%
	$(49)	$143	$(192)	(134.3)%

The following discussion breaks down the net revenues, operating income and EBITDA by operating segment for the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Safety Services

Safety Services net revenues for the six months ended June 30, 2020 decreased by $75 million, or (8.6)% compared to the same period in the prior year. This is due to the negative impacts of COVID-19 in addition to the timing of larger contract revenues during the prior year period.

Safety Services operating margin for the six months ended June 30, 2020 and 2019 was approximately 1.5% and 12.1%, respectively. The decrease was primarily driven by impairment charges of $34 million and intangible asset amortization expense, which was $45 million higher for the six months ended June 30, 2020 compared to the same period in the prior year as a result of the APi Acquisition. Safety Services EBITDA as a percentage of net revenues for the six months ended June 30, 2020 and 2019 was approximately 8.4% and 12.9%, respectively. The decrease was primarily driven by impairment charges.

Specialty Services

Specialty Services net revenues for the six months ended June 30, 2020 decreased by $51 million, or (7.3)% compared to the same period in the prior year. Segment net revenue decline was primarily driven by negative impacts of COVID-19 and the timing of projects.

Specialty Services operating margin for the six months ended June 30, 2020 and 2019 was approximately (17.6)% and 4.0%, respectively. The decrease was driven by impairment charges of $120 million, and intangible asset amortization expense, which was $25 million higher for the six months ended June 30, 2020 compared to the same period in the prior year as a result of the APi Acquisition. Specialty Services EBITDA as a percentage of net revenues for the six months ended June 30, 2020 and 2019 was approximately (7.1)% and 8.3%, respectively. The decrease was primarily driven by impairment charges.

Industrial Services

Industrial Services net revenues for the six months ended June 30, 2020 decreased by $115 million, or (27.1)% compared to the same period in the prior year. This decrease was primarily due to decreased volume of projects as a result of our strategic initiative to focus on project selection, which improved margins as opposed to growing net revenues. The net revenue decline was also impacted by suppression of demand for our services due to COVID-19 and changes in oil prices.

Industrial Services operating margin for the six months ended June 30, 2020 and 2019 was approximately (17.4)% and (1.4)%, respectively. The decline was primarily driven by impairment charges of $49 million, and intangible asset amortization expense, which was $13 million higher for the six months ended June 30, 2020 compared to the same period in the prior year as a result of the APi Acquisition. This was partially offset by productivity increases due to better project selection, project management and jobsite conditions. Industrial Services EBITDA as a percentage of net revenues was (7.7)% and 1.4% for the six months ended June 30, 2020 and 2019, respectively. The decrease was primarily driven by impairment charges.

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

The following tables present a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended June 30,
	2020	2019
($ in millions)	(Successor)	(Predecessor)
Reported net income	$36	$53
Adjustments to reconcile net income to EBITDA:
Interest expense, net	14	7
Income tax provision (benefit)	(12)	4
Depreciation	23	17
Amortization	51	9
EBITDA	$112	$90

	Six Months Ended June 30,
	2020	2019
($ in millions)	(Successor)	(Predecessor)
Reported net income (loss)	$(158)	$74
Adjustments to reconcile net income (loss) to EBITDA:
Interest expense, net	28	13
Income tax provision (benefit)	(63)	5
Depreciation	41	33
Amortization	103	18
EBITDA	$(49)	$143

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, and our access to our Revolving Credit Facility. We believe that these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. As of June 30, 2020, we had $607 million of total liquidity, comprising $377 million in cash and cash equivalents and $230 million ($300 million less outstanding letters of credit of approximately $70 million) of available borrowings under our Revolving Credit Facility.

Given the uncertainties regarding the COVID-19 global pandemic and in preparation for its potential unforeseen impacts, in late March 2020, we drew down $200 million under our Revolving Credit Facility. Subsequently, in April 2020, we repaid the full amount borrowed on the Revolving Credit Facility. As of June 30, 2020, we had $1.2 billion of indebtedness outstanding under the Term Loan, and no amounts outstanding under the $300 million Revolving Credit Facility. As of June 30, 2020, $230 million was available after giving effect to $70 million of outstanding letters of credit, which reduce availability.

We also expect to continue to raise cash through equity and debt offerings when capital market conditions are favorable and other sources of liquidity are not sufficient. Our principal liquidity requirements have been, and we expect will be, any contingent consideration due to selling shareholders, including tax payments in connection therewith, for working capital and general corporate purposes, including capital expenditures and debt service, as well as to identify, execute and integrate strategic acquisitions and business transformation. Our capital expenditures were approximately $17 and $40 million in the six months ended June 30, 2020 and 2019, respectively.

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

Credit Facilities

We have a credit agreement (the “Credit Agreement”) which provides for (1) a term loan facility, pursuant to which we incurred a $1.2 billion Term Loan, which we used to fund a part of the cash portion of the purchase price in the APi Acquisition and (2) a $300 million Revolving Credit Facility of which up to $150 million can be used for the issuance of letters of credit.

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

One of APi Group’s Canadian subsidiaries had a $20 million unsecured line of credit agreement with a variable interest rate based upon the prime rate. APi Group had no amounts outstanding under the line of credit at June 30, 2020.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on assets, transactions with affiliates and dispositions. To the extent total outstanding borrowings under the Revolving Credit Facility (excluding undrawn letters of credit up to $40 million) is greater than 30% of the total commitment amount of the Revolving Credit Facility, APG’s first lien net leverage ratio shall not exceed (i) 4.50 to 1.00 for each fiscal quarter ending in 2020, (ii) 4.00 to 1.00 for each fiscal quarter ending in 2021 and (iii) 3.75 to 1.00 for each fiscal quarter ending thereafter. Our net leverage lien ratio as of June 30, 2020 was 2.19:1.

In addition, the Credit Agreement contains customary provisions relating to events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other indebtedness having an aggregate principal amount in excess of $75 million, bankruptcy and insolvency events, judgments in excess of $75 million or that could reasonably be expected to have a material adverse effect, change of control and certain events relating to ERISA plans. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Credit Agreement may be accelerated and the lenders could foreclose on their security interests in the assets of the Borrower and the Guarantors.

We were in compliance with all covenants contained in the Credit Agreement as of December 31, 2019 and June 30, 2020.

Cash Flows

	Six Months Ended June 30,
	2020	2019
($ in millions)	(Successor)	(Predecessor)
Net cash provided by operating activities	$232	$53
Net cash used in investing activities	(16)	(41)
Net cash used in financing activities	(96)	(35)
Effect of foreign currency exchange rate change on cash and cash equivalents	1	—
Net increase (decrease) in cash and cash equivalents	$121	$(23)
Cash and cash equivalents at the end of the period	$377	$31

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $232 million for the six months ended June 30, 2020 compared to $53 million for the same period in 2019. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed. The increase in cash flow provided by operating activities in 2020 compared to the same period in 2019 was primarily driven by changes in working capital levels as the declines in net revenues during the six months ended June 30, 2020 have resulted in reductions in our accounts receivable and fluctuations in our working capital balances that have driven positive cash flow generation in the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $16 million for the six months ended June 30, 2020 compared to $41 million for the same period in 2019. The decrease in cash used in investing activities was attributable to reduction in purchases of property and equipment during the current year as management enacted adjustments to capital expenditures in response to COVID-19.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $96 million for six months ended June 30, 2020 compared to net cash used in financing activities of $35 million for the same period in 2019. The increase in cash used in financing activities was primarily due to payments of acquisition related consideration, including deferred payments to the former owners of APi Group, Inc., and to the former owners of businesses acquired by APi Group, Inc. prior to the APi Acquisition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2020, our variable interest rate debt was primarily related to our $1.2 billion senior secured loan and a $300 million senior secured revolving credit facility. As of June 30, 2020, excluding letters of credit outstanding of $70 million, we had no amounts of outstanding revolving loans and our term loan balance was $1.2 billion bearing interest at 2.68% per annum based on one-month LIBOR plus 250 basis points. As of June 30, 2020, we had a 5-year interest rate swap with respect to $720 million of notional value of the term loan, exchanging one-month LIBOR for a fixed rate of 1.62% per annum. Accordingly, our fixed interest rate per annum on the swapped $720 million notional value of the term loan is 4.12% through its maturity. A 100-basis point increase in the applicable interest rates under our credit facilities (including the unswapped portion of our term loan debt) would have increased our interest expense by approximately $6 million for the six months ended June 30, 2020.

While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. In addition, there is currently uncertainty about whether LIBOR will continue to exist after 2021. The discontinuation of LIBOR after 2021 and the replacement with an alternative reference rate may adversely impact interest rates and our interest expense could increase.

Foreign Currency Risk

Our foreign operations are primarily in Canada and the United Kingdom. Revenue generated from foreign operations represented approximately 5.2% of our consolidated net revenue for the six months ended June 30, 2020. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the six months ended June 30, 2020. Translation gains or losses, which are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet, result from translation of the assets and liabilities of APi Group’s foreign subsidiaries into U.S. dollars. Foreign currency translation losses (gains) totaled approximately $(6) million and $6 million for the three and six months ended June 30, 2020, respectively.

Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of June 30, 2020.

Other Market Risk

We are also exposed to construction market risk and its potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain ongoing discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, management believes it takes appropriate action to manage market and other risks, but there is no assurance that management will be able to reasonably identify all risks with respect to the collectability of these assets. See also “Revenue Recognition from Contracts with Customers” under Critical Accounting Policies section of our Form S-4.

In addition, we are exposed to market risk of fluctuations in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our vehicle fleet. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust prices and, as a result, increases in material costs could reduce profitability with respect to projects in progress.

Significant declines in market prices for oil and gas and other fuel sources may also impact our operations. Prolonged periods of low oil and gas prices may result in projects being delayed or cancelled and in a low oil and gas price environment, certain of our businesses could become less profitable or incur losses.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective at June 30, 2020, due to the material weakness in internal control over financial reporting described below, which was previously disclosed in the “Risk Factors” section of our Form S-4.

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

Changes in Internal Control Over Financial Reporting

We are developing a remediation plan to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Furthermore, some of the inherent estimates and assumptions used in determining the fair value of our reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, and labor inflation. As a result of the impact of COVID-19 which has negatively impacted our operations, suppliers and other vendors, customer base, the demand for work within the oil and gas industry as a result of the volatility in oil prices and other factors outside of the control of management, in the six months ended June 30, 2020 we determined that certain of our goodwill and intangible assets were impaired as the preliminary carrying values exceeded fair value and we recorded a non-cash charge of approximately $208 million. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on our business and the overall economy, there can be no assurance that our estimates and assumptions made for purposes of the goodwill testing performed during the six months ended June 30, 2020 will prove to be accurate predictions of the impact in future periods. While we believe we have made reasonable estimates and assumptions to calculate the fair values of our reporting units which were based on facts and circumstances known at such time, it is possible that existing or new events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of our estimates and assumptions, which could be materially different from our estimates and assumptions. If so, we may be required to record additional impairment charges in the future, which could be material.

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

APi GROUP CORPORATION

August 12, 2020	/s/ Russell Becker
Russell Becker
Chief Executive Officer
(Duly Authorized Officer)

August 12, 2020	/s/ Thomas Lydon
Thomas Lydon
Chief Financial Officer
(Principal Financial Officer)