Form 10-Q
period 2020-09-30
APi Group Corp
filed 2020-11-12
CIK 1796209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 169,794,175 shares of Common Stock as of November 9, 2020.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APi Group Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)

	September 30, 2020 (Successor)	December 31, 2019 (Successor)
Assets
Current assets:
Cash and cash equivalents	$467	$256
Accounts receivable, net of allowances of $2 and $0 at September 30, 2020 and December 31, 2019, respectively	634	730
Inventories	57	58
Contract assets	272	245
Prepaid expenses and other current assets	74	33
Assets held for sale	—	20
Total current assets	1,504	1,342

Property and equipment, net	354	402
Operating lease right of use assets	98	105
Goodwill	851	980
Intangible assets, net	921	1,121
Deferred tax assets	64	—
Other assets	34	61
Total assets	$3,826	$4,011
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$16	$19
Accounts payable	142	156
Contingent consideration and compensation liabilities	30	49
Accrued salaries and wages	162	149
Deferred consideration	68	73
Other accrued liabilities	139	157
Contract liabilities	249	193
Operating and finance leases	28	27
Total current liabilities	834	823

Long-term debt, less current portion	1,160	1,171
Contingent consideration and compensation liabilities	—	15
Operating and finance leases	88	95
Deferred tax liabilities	27	23
Deferred consideration	—	78
Other noncurrent liabilities	119	49
Total liabilities	2,228	2,254
Shareholders’ equity:
Preferred shares, no par value; unlimited authorized shares; 4 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common shares; $0.0001 par value, unlimited authorized shares, 170 shares issued and outstanding at both September 30, 2020 and December 31, 2019	—	—
Additional paid-in capital	1,886	1,885
Accumulated deficit	(262)	(131)
Accumulated other comprehensive income (loss)	(26)	3
Total shareholders’ equity	1,598	1,757
Total liabilities and shareholders’ equity	$3,826	$4,011

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net revenues	$958	$1,118	$2,705	$3,107
Cost of revenues	736	885	2,147	2,503
Gross profit	222	233	558	604
Selling, general, and administrative expenses	171	208	506	490
Impairment of goodwill	(11)	12	197	12
Operating income (loss)	62	13	(145)	102
Interest expense, net	13	7	41	20
Investment income and other, net	(6)	(8)	(20)	(11)
Other (income) expense, net	7	(1)	21	9
Income (loss) before income tax provision	55	14	(166)	93
Income tax provision (benefit)	28	2	(35)	7
Net income (loss)	$27	$12	$(131)	$86
Net income (loss) per common share:
Basic	$0.14	n/a	$(0.77)	n/a
Diluted	$0.13	n/a	$(0.77)	n/a
Weighted average shares outstanding:
Basic	169	n/a	170	n/a
Diluted	182	n/a	170	n/a
Pro forma income information (See Note 2):
Historical income before income taxes	n/a	$14	n/a	$93
Pro forma provision for income taxes	n/a	4	n/a	27
Pro forma net income	n/a	$10	n/a	$66

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net income (loss)	$27	$12	$(131)	$86
Other comprehensive income (loss):
Fair value change - derivatives, net of tax (expense) benefit ($0, $0, $10, and $0, respectively)	—	—	(30)	—
Foreign currency translation adjustment	1	(2)	1	3
Comprehensive income (loss)	$28	$10	$(160)	$89

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In millions, except share amounts)

	Successor
							Accumulated
	Preferred Shares Issued and Outstanding		Common Shares Issued and Outstanding		Additional Paid-In	Accumulated	Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2019	4,000,000	$—	169,902,260	$—	$1,885	$(131)	$3	1,757
Net loss	—	—	—	—	—	(194)	—	(194)
Fair value change - derivatives	—	—	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	—	—	(6)	(6)
Share cancellations	—	—	(608,016)	—	(6)	—	—	(6)
Share-based compensation	—	—	—	—	1	—	—	1
Balance, March 31, 2020	4,000,000	$—	169,294,244	$—	$1,880	$(325)	$(30)	$1,525
Net income	—	—	—	—	—	36	—	36
Fair value change - derivatives	—	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	—	6	6
Share-based compensation	—	—	—	—	1	—	—	1
Balance, June 30, 2020	4,000,000	$—	169,294,244	$—	$1,881	$(289)	$(27)	$1,565
Net income	—	—	—	—	—	27	—	27
Fair value change - derivatives	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Warrants exercised	—	—	250,000	—	3	—	—	3
Share-based compensation	—	—	—	—	2	—	—	2
Balance, September 30, 2020	4,000,000	$—	169,544,244	$—	$1,886	$(262)	$(26)	$1,598

	Predecessor
					Accumulated	Note
	Common Stock Issued and Outstanding		Additional Paid-In	Retained	Other Comprehensive	Receivable From	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholder	Equity
Balance, December 31, 2018	11,000,000	$—	$—	$663	$(28)	$(2)	$633
Net income	—	—	—	21	—	—	21
Foreign currency translation adjustment	—	—	—	—	3	—	3
Distributions and other	—	—	—	(15)	—	—	(15)
Balance, March 31, 2019	11,000,000	$—	$—	$669	$(25)	$(2)	$642
Net income	—	—	—	53	—	—	53
Foreign currency translation adjustment	—	—	—	—	2	—	2
Distributions and other	—	—	—	(19)	—	—	(19)
Balance, June 30, 2019	11,000,000	$—	$—	$703	$(23)	$(2)	$678
Net income	—	—	—	12	—	—	12
Foreign currency translation adjustment	—	—	—	—	(2)	—	(2)
Repayments of stockholder note	—	—	—	—	—	2	2
Distributions and other	—	—	—	(28)	—	—	(28)
Balance, September 30, 2019	11,000,000	$—	$—	$687	$(25)	$—	$662

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2020	2019
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(131)	$86
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	62	52
Amortization	134	26
Impairment of goodwill	197	12
Deferred taxes	(49)	1
Share-based compensation expense	4	35
Other, net	3	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	93	(1)
Contract assets	(27)	(113)
Inventories	1	(4)
Prepaid expenses and other assets	(19)	(18)
Accounts payable	(14)	12
Accrued liabilities and income taxes payable	46	74
Contract liabilities	57	3
Other liabilities	(28)	(20)
Net cash provided by operating activities	329	145
Cash flows from investing activities:
Acquisitions, net of cash acquired	(6)	(6)
Purchases of property and equipment	(24)	(53)
Proceeds from sales of property, equipment, held for sale assets and disposals of businesses	13	7
Advances on related-party and other notes receivable	—	(4)
Payments received on related-party and other notes receivable	—	5
Net cash used in investing activities	(17)	(51)
Cash flows from financing activities:
Net short-term debt	—	76
Proceeds from long-term borrowings	2	—
Payments on long-term borrowings	(16)	(17)
Proceeds from exercise of warrants	3	—
Payments of acquisition-related consideration	(90)	(16)
Distributions paid	—	(53)
Net cash used in financing activities	(101)	(10)
Effect of foreign currency exchange rate change on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	211	84
Cash and cash equivalents, beginning of period	256	54
Cash and cash equivalents, end of period	$467	$138
Supplemental schedule of disclosures of cash flow information:
Cash paid for interest	$37	$19
Cash paid for income taxes, net of refunds	19	7

See notes to condensed consolidated financial statements.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

Note 1.     Nature of Business

APi Group Corporation (the “Company” or “APG”) is a market-leading business services provider of safety, specialty, and industrial services in over 200 locations, primarily in North America. Until its acquisition of APi Group, Inc. (“APi Group”) on October 1, 2019, the Company had neither engaged in any operations nor generated any revenues (See Note 4 – “Business Combinations”).

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

In accounting for the acquisition of APi Group (the “APi Acquisition”), APG is considered the acquirer of APi Group for accounting purposes and APi Group is the accounting Predecessor. The Company’s financial statement presentation for the APi Group financial information as of and for the periods presented prior to the APi Acquisition date are labeled “Predecessor”. The Company’s financial statements, including APi Group from the APi Acquisition date, are labeled “Successor”. The merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. See Note 4 – “Business Combinations” for a discussion of the fair values of assets and liabilities recorded in connection with the APi Acquisition, which was finalized during the third quarter of 2020.

As a result of the application of the acquisition method of accounting as of the effective date of the APi Acquisition, the accompanying Interim Statements include a black line division, where applicable, which indicates a differentiation that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not comparable.

The historical financial information of the Company which was, prior to the APi Acquisition, an acquisition vehicle, has not been presented in these Interim Statements as these historical amounts are not considered meaningful. As an acquisition vehicle, the Company retained and invested the proceeds from its initial public offering (the “IPO”) and the funds were used to pay a portion of the cash consideration for the APi Acquisition.

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

Unaudited pro forma income information: The unaudited pro forma net income information presented on the face of the unaudited condensed consolidated statements of operations gives effect to the conversion of APi Group to a C corporation. Prior to such conversion, APi Group was a S corporation and generally not subject to federal income taxes within the United States. The pro forma net income presented on the face of the unaudited condensed consolidated statement of operations, therefore, includes an adjustment for income tax expense on the income as if APi Group had been a C corporation for the three and nine months ended September 30, 2019, at an assumed combined federal, state, local and foreign effective income tax rate of 28.7%.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

Use of estimates and risks and uncertainty of COVID-19: The Interim Statements are prepared in conformity with U.S. GAAP. Management’s application of U.S. GAAP requires the pervasive use of estimates and assumptions in preparing the unaudited condensed consolidated financial statements. On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. In mid-March 2020, U.S. State Governors, local officials and leaders outside of the U.S. began ordering various “shelter-in-place” orders, which have had various impacts on the U.S. and global economies. Since that time and through September 30, 2020, the U.S. State Governors have issued new and renewed health and civil preparedness policies that limit social gatherings and business activities. This has required greater use of estimates and assumptions in the preparation of the Interim Statements, specifically those estimates and assumptions utilized in the Company’s forecasted cash flows that form the basis in developing the fair values utilized in its impairment assessments, annual effective tax rate, and assessment of the realizability of deferred tax assets. This has included assumptions as to the duration and severity of the COVID-19 pandemic, timing and amount of demand shifts for the Company’s services, labor availability and productivity, supply chain continuity, required remedial measures, and timing of a return to normalcy.

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

While the Company’s services have largely been deemed essential, the Company did experience negative impacts from COVID-19 on its operations including impacts from the Company’s suppliers, other vendors, and customer base. In addition to the impacts of COVID-19, the Company was also impacted by a significant decline in demand and volatility in oil prices as some of the Company’s services involve work within the oil and gas industry. As a result of these factors and the significant decline in the Company’s market capitalization during the first quarter of 2020, the Company concluded that an impairment triggering event had occurred for all of its reporting units and performed impairment tests for its goodwill and recoverability tests for its long-lived assets, which primarily include finite-lived intangible assets, property and equipment and right of use lease assets. As of March 31, 2020, based on preliminary carrying values from the APi Acquisition, the Company determined that goodwill was impaired as the preliminary carrying values of some reporting units exceeded fair values. The Company recorded an impairment charge to goodwill of $203. During the third quarter of 2020, the Company finalized its purchase price allocation of the reporting units from the APi Acquisition which resulted in changes to the carrying values of each reporting unit and a revised impairment charge of $197 (comprised of $193 at businesses with ongoing operations and $4 at a business that was divested prior to September 30, 2020). See Note 7 – “Goodwill and Intangibles” for further information.

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

As noted above in “Use of estimates and risks and uncertainty of COVID-19”, during the first quarter of 2020, the Company concluded that an impairment triggering event had occurred. As of March 31, 2020, the Company reviewed its long-lived assets for impairment and recorded a $5 impairment charge related to the intangible assets that were part of a business classified as held for sale. The impairment was based on preliminary carrying values from the APi Acquisition. During the third quarter of 2020 the Company finalized its purchase price allocation for the APi Acquisition which resulted in a reversal of the $5 impairment charge.

Investments: The Company holds investments in joint ventures, which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company’s share of earnings from the joint ventures was $5 and $12, during the three and nine months ended September 30, 2020 (Successor), and $5 and $6 during the three and nine months ended September 30, 2019 (Predecessor). The earnings are recorded within “investment income and other, net” in the condensed consolidated statements of operations. The investment balances were $10 and $6 as of September 30, 2020 and December 31, 2019, respectively, and are recorded within “other assets” in the condensed consolidated balance sheets.

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

Accounting standards issued but not yet adopted:

In August 2020, the FASB issued ASU 2020-06, Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. These changes will be effective for the Company as of January 1, 2022. The Company is reviewing the impact of this guidance but does not currently expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements but does not currently expect the adoption to have a material impact on its consolidated financial statements.

Note 4.     Business Combinations

On October 1 2019, the Company (then known as J2 Acquisition Limited) completed the acquisition of all of the issued and outstanding capital stock of APi Group (the “APi Acquisition”), a market-leading business services provider of safety, specialty, and industrial services in over 200 locations, primarily in North America. Concurrently, the Company’s name was changed to APi Group Corporation.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The aggregate purchase price consideration transferred to the shareholders of APi Group (the “Sellers”) totaled $2,993, which included: i) a cash payment made at closing of $2,565, net of cash acquired; ii) deferred purchase consideration with an estimated fair value of $137; and iii) 28,373,000 common shares of the Company with a value of $291. The Company funded the cash portion of the purchase price with a combination of cash on hand, a $1,200 term loan under a new term loan facility (see Note 11 – “Debt”) and approximately $207 of proceeds from a warrant exercise.

The deferred purchase price consideration is an estimate of future payments to be made to the Sellers pursuant to the terms of the Purchase Agreement upon final determination of certain income tax related matters. Prior to the APi Acquisition, APi Group was structured for United States (“US”) income tax purposes as a “flow through entity”. Pursuant to the terms of the Purchase Agreement, the Company agreed to pay to the Sellers the following amounts: i) up to $130 related to an Internal Revenue Code (“IRC”) Section 338(h)(10) election made by the Sellers; ii) up to $23 for IRC Section 965 taxes incurred by the Sellers and; iii) an amount sufficient to cover the Sellers’ state and federal tax liabilities for 2019. These deferred payments are expected to be paid to the Sellers over the course of approximately 18 months from the APi Acquisition date. A final determination of the amounts of deferred purchase consideration due to the Sellers will not be determined until such time that the Company files its amended 2019 tax return. As of September 30, 2020, $47 has been paid related to the IRC Section 338(h)(10) election, $23 has been paid for the IRC Section 965 taxes incurred by the Sellers and an additional $10 has been paid to cover Sellers’ state and federal tax liabilities for 2019. No further payments are expected to be made related to the IRC Section 965 or the Sellers’ state and federal tax liabilities for 2019. The Company expects to file its final 2019 tax returns no later than the fourth quarter of 2020. The fair value of the deferred purchase consideration is based on management’s estimated amounts and timing of future payments, discounted utilizing rates ranging from 2.6% to 2.8% to reflect market participant assumptions. The discount rate utilized was a risk-free rate selected based on the nearest risk-free rate term associated with the payments of the deferred purchase consideration, with a credit risk premium applied as the payments are not risk-free.

The estimated fair value of the Company’s capital stock issued as purchase consideration was determined in accordance with ASC 820, Fair Value Measurement (“ASC 820”).

The APi Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). During the third quarter of 2020, the purchase price allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed was finalized, including the allocation of goodwill to reporting units.

The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed was recorded as goodwill. The APi Acquisition resulted in recorded goodwill as a result of a higher consideration multiple paid relative to prior similar acquisitions driven by maturity and quality of the operations and industry, including workforce, and how the Company expects to leverage this business within the public capital markets to create additional value for its shareholders. The Company has assigned the goodwill to its reportable segments as follows: i) Safety Services—$756; ii) Specialty Services—$222; iii) Industrial Services—$69.

Under the terms of the Purchase Agreement, the Sellers made a Section 338(h)(10) election under the US IRC. Accordingly, goodwill attributable to the US operating subsidiaries and the step-up to fair value allocated to US domiciled property and equipment and intangible assets reflected in the acquisition date balance sheet are expected to be deductible for US income tax purposes. The amount of goodwill that is expected to be deductible for US income tax purposes is $1,040.

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

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The following table summarizes the final fair value of consideration transferred and the final estimated fair values of the assets acquired and liabilities assumed at the date of the APi Acquisition:

Cash paid at closing	$2,703
Deferred consideration	137
Share consideration—28,373,000 APG common shares	291
Total consideration	$3,131
Cash	$138
Accounts receivable	770
Contract assets	350
Other current assets	182
Property and equipment	408
Operating lease right of use assets	102
Other noncurrent assets	72
Assets held for sale	14
Intangible assets	1,110
Goodwill	1,047
Deferred tax assets	7
Accounts payable	(188)
Contract liabilities	(206)
Accrued expenses	(392)
Other current liabilities	(65)
Operating lease liabilities	(101)
Finance lease liabilities	(18)
Deferred tax liabilities	(28)
Other noncurrent liabilities	(71)
Net assets acquired	$3,131

The final fair value of consideration transferred did not differ materially from preliminary estimates with the exception of remeasurement adjustments to goodwill and intangible assets. See Note 7 – “Goodwill and Intangibles” for further information regarding the remeasurement adjustments to goodwill and intangible assets.

The fair value of the acquired trade accounts receivable approximates the carrying value of trade accounts receivables due to the short-term nature of the expected timeframe to collect the amounts due to the Company and the contractual cash flows, which are expected to be collected related to these receivables.

As part of the purchase price allocation, the Company determined the identifiable intangible assets were: i) customer relationships; ii) tradenames and trademarks and; iii) contractual backlog. The fair value of the intangible assets was estimated using variations of the income approach. Specifically, the excess earnings method was utilized to estimate the fair value of the customer relationships and the contractual backlog and the relief from royalty method was utilized to estimate the fair value of the tradenames and trademarks. The customer relationships intangible asset pertains to APi Group’s non-contractual relationships with its customers. Tradenames and trademarks relate to the individual acquired subsidiaries’ names and overall consolidated group name and related industry recognition. Contractual backlog represents the expected remaining cash flows to be received under non-cancellable customer contracts, which are anticipated to be completed within 15 to 36 months following the October 1, 2019 acquisition date. The cash flow projections were discounted using rates ranging from 14% to 19%. The cash flows were based on estimates used to price the transaction, including market participant considerations, and the discount rates applied were benchmarked with reference to the implied rate of return from the transaction model and the weighted average cost of capital.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The following table summarizes the fair value of the identifiable intangible assets at the date of the APi Acquisition:

Contractual backlog	$99
Customer relationships	752
Tradenames and trademarks	259
Total intangibles	$1,110

The estimated useful lives over which the intangible assets will be amortized are as follows: contractual backlog (15 to 36 months), customer relationships (8 years), and tradenames and trademarks (15 years).

Pursuant to the terms of the Purchase Agreement, approximately $2 of cash consideration and $18 of share consideration (1,746,342 common shares) were placed into escrow. As of September 30, 2020, 608,016 shares had been released from escrow to the Company in settlement of indemnification claims and subsequently cancelled. The cash escrow and share consideration escrow represent escrow accounts established for consideration adjustments that may be required to be made by the employee stock ownership plan (“ESOP”). The share consideration placed in escrow is specifically related to any indemnification matters, including certain specifically identified indemnification matters in the Purchase Agreement (the “Indemnity Escrow Account”) related to pre-acquisition matters. The Indemnity Escrow Account will remain in place until the later of March 31, 2021 or the receipt of the Final Determination Letter (as defined in the Purchase Agreement) in relation to the termination of the ESOP, to the extent there are no submitted but unsettled indemnification claims at that date. Prior to the APi Acquisition, the ESOP held an approximately 36% ownership interest in APi Group. Pursuant to the terms of the Purchase Agreement, the Purchase Agreement contains an indemnification cap of $45. For any indemnification claims that are identified, the pro-rata portion that relates to the ESOP shareholders of APi Group will be paid from the Indemnity Escrow Account up to $18. For any indemnification claims that are identified, the pro-rata portion that relates to the non-ESOP shareholders of APi Group will require settlement directly from those former shareholders.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2019 as if the APi Acquisition and related financing had occurred as of January 1, 2018, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of APi Group and are not necessarily indicative of what the Company’s operating results would have been had the acquisition and related financing taken place on January 1, 2018.

	Three Months Ended September 30, 2019 (Predecessor)	Nine Months Ended September 30, 2019 (Predecessor)
Net revenues	$1,118	$3,107
Net income	27	80

Pro forma financial information is presented as if the operations of APi Group had been included in the consolidated results of the Company since January 1, 2018 and gives effect to transactions that are directly attributable to the APi Acquisition and related financing. Successor and Predecessor periods have been combined in the pro forma financial information for the three and nine months ended September 30, 2019 with pro forma adjustments to adjust for the different basis in accounting between the Successor and the Predecessor. Adjustments include: additional depreciation and amortization expense related to the fair value of acquired property and equipment and intangible assets as if such assets were acquired on January 1, 2018; interest expense under the Company’s $1,200 term loan under a new term loan facility as if the amount borrowed to partially finance the purchase price was borrowed on January 1, 2018; and adjustments for interest and investment income on cash and cash equivalents and investments in marketable securities held by the Company for the three and nine months ended September 30, 2019 related to the IPO proceeds generated and invested until the completion of the APi Acquisition as the pro forma financial statements assume that the IPO financing occurred on January 1, 2018 and the proceeds were used to complete the APi Acquisition concurrently. Further adjustments assume income taxes for the Predecessor periods based on a blended US federal and state statutory tax rate.

The purchase agreements related to APi Group’s previously completed acquisitions typically included deferred payment provisions to the former owners, who became employees of APi Group. The provisions are made up of two general types of arrangements both of which are contingent on the future performance of the acquired entity; contingent compensation and contingent consideration. Compensation arrangements are contingent on the former owner’s future employment with APi Group. The expense related to contingent compensation arrangements is recognized over the required employment period which is typically three to five years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition. Both the compensation-type and contingent consideration arrangements are typically paid over a three to five-year period.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The total contingent compensation arrangement liability assumed as part of the APi Acquisition was $27. The total contingent compensation arrangement liability was $12 and $30 at September 30, 2020 and December 31, 2019, respectively. The maximum payout of these arrangements upon completion of the future performance periods is $82 and $99, inclusive of the $12 and $30 accrued as of September 30, 2020 and December 31, 2019, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. For one of the Company’s contingent compensation arrangements, the liability is determined based on the Monte Carlo Simulation method. Compensation expense associated with these arrangements is recognized ratably over the required employment period.

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

Note 5.     Divestitures and Held for Sale

During the fourth quarter of 2019, the Company determined its intent to sell two subsidiaries in its Industrial Services segment and classified the net book value of those companies as held for sale in the consolidated balance sheet. As of September 30, 2020, the Company has completed the divestitures of the subsidiaries. The sales were completed for $10 and $5, for which the Company recorded notes receivable within “prepaid expense and other current assets” and “other assets” in the condensed consolidated balance sheet. The subsidiaries divested sold for amounts that approximated carrying value and as a result, there was no significant gain or loss on sale.

The following table presents information related to the major classes of assets that were classified as assets held for sale in the condensed consolidated balance sheets:

	September 30, 2020 (Successor)	December 31, 2019 (Successor)
Property and equipment, net	$—	$9
Goodwill (1)	—	1
Intangible assets, net	—	10
Total assets held for sale	$—	$20

(1)

During the nine months ended September 30, 2020, the Company recorded a $4 goodwill impairment charge related to recording the carrying value of a subsidiary held for sale at its estimated selling price less costs to sell.

Note 6.     Revenue

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. Revenue is primarily recognized by the Company over time utilizing the cost-to-cost measure of progress, consistent with the Company’s previous revenue recognition practices. Revenue recognized at a point in time relates primarily to distribution contracts and was not material for the three and nine months ended September 30, 2020 (Successor) and 2019 (Predecessor), respectively.

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

Revenue for fixed-price agreements is generally recognized over time using the cost-to-cost method of accounting, which measures progress based on the cost incurred to total expected cost in satisfying its performance obligation. The cost-to-cost method is used as it best depicts the continuous transfer of control of goods or services to the customer. Costs incurred include direct materials, labor and subcontract costs, and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in the results of operations under cost of revenues. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed.

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

The Company disaggregates its revenue primarily by segment, service type, and country from which revenue is invoiced, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. Disaggregated revenue information is as follows:

	Three Months Ended September 30, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$322	$—	$—	$—	$322
Mechanical	82	—	—	—	82
Infrastructure/Utility	—	230	—	—	230
Fabrication	—	58	—	—	58
Specialty Contracting	—	112	—	—	112
Transmission	—	—	127	—	127
Civil	—	—	25	—	25
Inspection	—	—	6	—	6
Corporate and Eliminations	—	—	—	(4)	(4)
Net revenues	$404	$400	$158	$(4)	$958

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

	Three Months Ended September 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life safety	$363	$—	$—	$—	$363
Mechanical	109	—	—	—	109
Infrastructure/Utility	—	241	—	—	241
Fabrication	—	44	—	—	44
Specialty Contracting	—	122	—	—	122
Transmission	—	—	156	—	156
Civil	—	—	29	—	29
Inspection	—	—	60	—	60
Corporate and Eliminations	—	—	—	(6)	(6)
Net revenues	$472	$407	$245	$(6)	$1,118

	Nine Months Ended September 30, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$963	$—	$—	$—	$963
Mechanical	236	—	—	—	236
Infrastructure/Utility	—	615	—	—	615
Fabrication	—	129	—	—	129
Specialty Contracting	—	305	—	—	305
Transmission	—	—	336	—	336
Civil	—	—	50	—	50
Inspection	—	—	82	—	82
Corporate and Eliminations	—	—	—	(11)	(11)
Net revenues	$1,199	$1,049	$468	$(11)	$2,705

	Nine Months Ended September 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$1,038	$—	$—	$—	$1,038
Mechanical	304	—	—	—	304
Infrastructure/Utility	—	645	—	—	645
Fabrication	—	114	—	—	114
Specialty Contracting	—	348	—	—	348
Transmission	—	—	443	—	443
Civil	—	—	45	—	45
Inspection	—	—	182	—	182
Corporate and Eliminations	—	—	—	(12)	(12)
Net revenues	$1,342	$1,107	$670	$(12)	$3,107

	Three Months Ended September 30, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$361	$400	$144	$(4)	$901
Canada and United Kingdom	43	—	14	—	57
Net revenues	$404	$400	$158	$(4)	$958

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

	Three Months Ended September 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$416	$407	$233	$(6)	$1,050
Canada and United Kingdom	56	—	12	—	68
Net revenues	$472	$407	$245	$(6)	$1,118

	Nine Months Ended September 30, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$1,074	$1,049	$445	$(11)	$2,557
Canada and United Kingdom	125	—	23	—	148
Net revenues	$1,199	$1,049	$468	$(11)	$2,705

	Nine Months Ended September 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$1,185	$1,107	$603	$(12)	$2,883
Canada and United Kingdom	157	—	67	—	224
Net revenues	$1,342	$1,107	$670	$(12)	$3,107

The Company’s contracts with its customers generally require significant services to integrate complex activities and equipment into a single deliverable, and are therefore generally accounted for as a single performance obligation to provide a single contracted service for the duration of the project. For contracts with multiple performance obligations, the transaction price of a contract is allocated to each performance obligation and recognized as revenue when or as the performance obligation is satisfied using the estimated stand-alone selling price of each distinct good or service. The stand-alone selling price is estimated using the expected cost plus a margin approach for each performance obligation. The aggregate amount of transaction price allocated to the performance obligations that are unsatisfied as of September 30, 2020, was $1,428.

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

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

Changes in the estimates of transaction prices are recognized in revenue on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three and nine months ended September 30, 2020 (Successor) and 2019 (Predecessor), the Company did not recognize significant revenue associated with the final settlement of contract value for any projects that were completed in prior periods. In addition, for the three and nine months ended September 30, 2020 (Successor) and 2019 (Predecessor), there were no significant reversals of revenue recognized associated with the revision of transaction prices. The Company typically does not incur any returns, refunds or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of performance.

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

The Company utilizes the practical expedient under ASC 606 and does not adjust for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of performance for the Company’s services. As of September 30, 2020, none of the Company’s contracts contained a significant financing component. Contract liabilities from the Company’s contracts arise when amounts invoiced to the Company’s customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities also include advance payments from the Company’s customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation. Contract assets and liabilities are classified as current in the consolidated balance sheets as all amounts are expected to be relieved within one year.

The opening and closing balances of accounts receivable, net of allowances, contract assets and contract liabilities from contracts with customers as of September 30, 2020 and December 31, 2019 are as follows:

	As of September 30, 2020			As of December 31, 2019
	Accounts receivable, net of allowances	Contract Assets	Contract Liabilities	Accounts receivable, net of allowances	Contract Assets	Contract Liabilities
Balance at beginning of period	$730	$245	$193	$765	$240	$203
Balance at end of period	$634	$272	$249	$730	$245	$193

The Company did not recognize significant revenue associated with the final settlement of contract value for any projects that were completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At September 30, 2020 and December 31, 2019, retentions receivable were $122 and $133, respectively, while the portions that may not be received within one year were $22 and $28, respectively. There were no other significant changes due to business acquisitions or significant changes in estimates of contract progress or transaction price. There was no significant impairment of contract assets recognized during the period.

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

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

Note 7.     Goodwill and Intangibles

Goodwill: The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2020 are as follows (amounts at December 31, 2019 represent the preliminary estimate of goodwill attributable to the APi Acquisition, which was finalized as of September 30, 2020):

	Safety Services	Specialty Services	Industrial Services	Total Goodwill
Goodwill as of December 31, 2019	$639	$290	$51	$980
Acquisitions	1	2	—	3
Impairments (1)	(83)	(52)	(58)	(193)
Measurement period adjustments and other (2)	118	(68)	11	61
Goodwill as of September 30, 2020	$675	$172	$4	$851

(1)

During the nine months ended September 30, 2020, the Company concluded that a triggering event had occurred for all of its reporting units (see Note 2 – “Basis of Presentation and Significant Accounting Policies”). Pursuant to the authoritative literature, the Company performed an impairment test and recorded an impairment charge of $193 to reflect the impairment of its goodwill. The impairment charge of $83 recorded within the Safety Services segment was recorded within the Life Safety and Mechanical reporting unit for $57 and $26, respectively. The impairment charge of $52 recorded within the Specialty Services segment was recorded within the Infrastructure/Utility reporting unit, Fabrication reporting unit and Specialty Contracting reporting unit for $30, $1 and $21, respectively. The impairment charge of $58 recorded within the Industrial Services segment was recorded within the Transmission reporting unit and Civil reporting unit for $57 and $1, respectively.

(2)

Measurement period adjustments related to the APi Acquisition in 2019, for which the purchase price allocation was finalized during the third quarter of 2020 (see Note 4 – “Business Combinations”). Other includes fluctuations due to foreign currency translation adjustments.

Intangibles: The Company has the following identifiable intangible assets as of September 30, 2020 and December 31, 2019 (amounts at December 31, 2019 primarily represent the preliminary estimate of intangibles attributable to the APi Acquisition, which was finalized as of September 30, 2020):

	September 30, 2020
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Backlog intangibles	1	$99	$(73)	$26
Customer relationships	8	747	$(93)	654
Trade names	15	258	(17)	241
Total		$1,104	$(183)	$921

	December 31, 2019
	Estimated Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Backlog intangibles	1	$112	$(22)	$90
Customer relationships	8	755	(24)	731
Trade names	15	305	(5)	300
Total		$1,172	$(51)	$1,121

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

Amortization expense recognized on intangibles was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020 (Successor)	2019 (Predecessor)	2020 (Successor)	2019 (Predecessor)
Cost of revenues	$6	$—	$51	$—
Selling, general, and administrative expense	25	8	83	26
Total intangible asset amortization expense	$31	$8	$134	$26

During the nine months ended September 30, 2020, the Company recorded measurement period adjustments to goodwill and intangible assets for finalizing their fair values from the APi Acquisition. This resulted in a cumulative reversal to amortization expense of $15 related to intangible assets. If the final intangible assets fair values had been known at the date of the APi Acquisition, amortization expense would have been lower by $5, $5 and $5 for the year ended December 31, 2019 (Successor), and the three months ended March 31, 2020 and June 30, 2020, respectively.

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

Recurring Fair Value Measurements: The Company’s financial assets and liabilities adjusted to fair value at least quarterly are derivative instruments, which are primarily included in other noncurrent liabilities, and contingent consideration, which is primarily included in contingent consideration and compensation liabilities on the condensed consolidated balance sheets.

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements at September 30, 2020
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Derivatives	$—	$(39)	$—	$(39)
Contingent consideration obligations	—	—	(6)	(6)
	$—	$(39)	$(6)	$(45)

	Fair Value Measurements at December 31, 2019
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Derivatives	$—	$—	$—	$—
Contingent consideration obligations	—	—	(7)	(7)
	$—	$—	$(7)	$(7)

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

The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Nine Months Ended September 30, 2020
Balance as of December 31, 2019	$7
Issuances	—
Settlements	(3)
Adjustments to fair value	2
Balance as of September 30, 2020	$6
Number of open contingent consideration arrangements at the end of period	3
Maximum potential payout at end of period	$7

At September 30, 2020, the remaining open contingent consideration arrangements are set to expire at various dates through March 2023. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments, and the related unobservable inputs, were not considered significant for the three and nine months ended September 30, 2020.

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

At September 30, 2020, the Company had a $720 notional amount interest rate swap that fixes LIBOR at 1.62%. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to the Company’s forecasted variable interest payments and has maturity dates through October 2024. The effective portion of the after-tax fair value unrealized gains or losses on this swap is included as a component of accumulated other comprehensive income (loss).

The fair value of the interest rate swap designated as an effective hedge was a liability of $39 and an asset of less than $1 as of September 30, 2020 and December 31, 2019, respectively. The increase in the liability was primarily driven by changes in the applicable LIBOR rate, which was 0.15% at September 30, 2020 compared to 1.76% at December 31, 2019. The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

Note 10.     Property and Equipment, Net

The components of property and equipment at September 30, 2020 and December 31, 2019 are as follows:

	Estimated Useful Lives (In Years)	September 30, 2020	December 31, 2019
Land	N/A	$26	$19
Building	40	74	66
Machinery and equipment	3–15	208	174
Autos and trucks	5	88	67
Office equipment	3–7	21	66
Leasehold improvements	2–10	14	28
Total cost		431	420
Accumulated depreciation		(77)	(18)
Property and equipment, net		$354	$402

Depreciation expense related to property and equipment, including capital leases, was $21 and $19 during the three months ended September 30, 2020 and 2019, respectively, and $62 and $52 during the nine months ended September 30, 2020 and 2019. Depreciation expense is included within “cost of revenues” and “selling, general and administrative expenses” in the condensed consolidated statements of operations.

During the second quarter of 2020, the Company recorded a measurement period adjustment to property and equipment related to finalization of the fair values acquired in the APi Acquisition. This resulted in a cumulative adjustment to recognize an additional $4 of depreciation expense. If the property and equipment fair values had been known at the date of the APi Acquisition, depreciation expense would have been higher by $2 and $2 for the year ended December 31, 2019 (Successor) and the three months ended March 31, 2020, respectively.

Note 11.     Debt

Debt obligations consist of the following:

	Maturity Date	September 30, 2020	December 31, 2019
Term Loan Facility
Term Loan	October 1, 2026	$1,191	$1,200
Revolving Credit Facility	October 1, 2024	—	—
Other Obligations		6	14
Total debt obligations		1,197	1,214
Less: unamortized deferred financing costs		(21)	(24)
Total debt, net of deferred financing costs		1,176	1,190
Less: short-term and current portion of long-term debt		(16)	(19)
Long-term debt		$1,160	$1,171

As of September 30, 2020, there was $1,191 of principal outstanding under the Term Loan bearing interest of 2.65% per annum based on one-month LIBOR plus 250 basis points.

The interest rate applicable to borrowings under the Revolving Credit Facility is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25% or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25%.

At September 30, 2020 and December 31, 2019, the Company had no amounts outstanding under the Revolving Credit Facility, and $232 and $235 was available at September 30, 2020 and December 31, 2019, respectively, after giving effect to $68 and $65 of outstanding letters of credit.

As of September 30, 2020 and December 31, 2019, the Company was in compliance with the applicable debt covenants contained in the Credit Agreement.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

One of the Company’s Canadian operations has a $20 unsecured line-of-credit agreement with a variable-interest rate based upon the prime rate. The Company had no amounts outstanding under the line of credit as of September 30, 2020 and December 31, 2019.

As of September 30, 2020 and December 31, 2019, the Company had $6 and $14 in notes outstanding for the acquisition of equipment and vehicles, respectively.

Note 12.     Income Taxes

Historically, APi Group has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code for federal tax purposes. As a result, APi Group’s income was not subject to U.S. federal income taxes or state income taxes in those states where the “S” Corporation status is recognized. In Predecessor periods, no provision or liability for federal or state income tax has been provided in its consolidated financial statements except for those taxing jurisdictions where the “S” Corporation status is not recognized. In connection with the APi Acquisition, APi Group’s “S” Corporation status was terminated and APG is now treated as a “C” Corporation under Subchapter C of the Internal Revenue Code and is part of the consolidated tax group of the Company. The termination of the “S” Corporation election has had a material impact on the Company’s results of operations, financial condition, and cash flows as reflected in the September 30, 2020 condensed consolidated financial statements. The effective tax rate has increased, and net income has decreased as compared to the Company’s “S” Corporation tax years, since the Company is now subject to U.S. federal and state corporate income taxes in addition to foreign corporate income taxes on its earnings.

The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items. The Company’s effective tax rate was 50.1% and 15.7% for the three months ended September 30, 2020 and 2019, respectively and 21.2% and 7.5% for the nine months ended September 30, 2020 and 2019, respectively. The most significant item contributing to the change in the effective tax rate relate to the Company’s change in “S” Corporation to “C” Corporation status. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the nine months ended September 30, 2020 is due to an asset impairment charge benefit offsetting state taxes and taxes on foreign earnings in jurisdictions that have higher tax rates.

As of September 30, 2020, the Company’s deferred tax assets included a valuation allowance of $3 primarily related to certain deferred tax assets of the Company’s foreign subsidiaries. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of September 30, 2020, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $228, $0 and $5, respectively. The federal net operating losses have carryback periods of five years that can offset 100% of taxable income for periods in which the Company was a “C” Corporation and can be carried forward indefinitely. The carryforwards will be able to offset 80% of future taxable income for years beginning after 2020. The foreign net operating losses have carryback periods of three years, carryforward periods of twenty years and begin to expire in 2034.

The Company’s liability for unrecognized tax benefits is recorded within other non-current liabilities in the consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the income statement. As of September 30, 2020 and December 31, 2019, the total gross unrecognized tax benefits were $2 and $4, respectively. The Company had accrued gross interest and penalties as of September 30, 2020 and December 31, 2019 of $1 and $1, respectively. During the three and nine months ended September 30, 2020 (Successor) and 2019 (Predecessor), the Company recognized net interest expense of $0 for all periods.

If all of the Company’s unrecognized tax benefits as of September 30, 2020 were recognized, the entire balance would impact the Company’s effective tax rate. The Company expects $1 of unrecognized tax benefits to expire in the next twelve months due to lapses in the statute of limitations.

The Company files income tax returns in the U.S. federal jurisdiction, various state, local and foreign jurisdictions. For periods ended September 30, 2019 (Predecessor) and prior, the Company, including its domestic subsidiaries, filed state income tax returns for those states that do not recognize Subchapter S corporations. As of September 30, 2020, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2014. The U.S. federal jurisdiction is under exam for the period ended December 31, 2017. No adjustments have been proposed and the Company does not expect the results of the audit to have a material impact on the consolidated financial statements.

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

Note 13.     Employee Benefit Plans

Certain of the Company’s subsidiaries, including certain subsidiaries in Canada, contribute amounts to multiemployer pension and other multiemployer benefit plans and trusts (“MEPPs”), which are recorded as a component of employee wages and salaries within costs of revenue. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans, were $25 and $33 during the three months ended September 30, 2020 and 2019, respectively and $71 and $86 during the nine months ended September 30, 2020 and 2019.

Note 14.     Related-Party Transactions

The Company (Successor) incurred management fees of $1 and $3, during the three and nine months ended September 30, 2020, respectively, for payment to an entity owned by the Company’s Co-Chairperson, Sir Martin E. Franklin.

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

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

The following table sets forth the computation of earnings (loss) per common share using the two-class method. The dilutive effect of outstanding Preferred Shares, Preferred Share dividend, and restricted stock units (“RSUs”) issued by the Company is reflected in diluted EPS using the if-converted method. Warrants and options are included using the treasury stock method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Preferred Shares, RSUs, warrants and stock options are anti-dilutive (amounts in millions, except share and per share amounts):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Basic earnings (loss) per common share:
Net income (loss)	$27	$(131)
Less income attributable to Preferred Shares	(4)	—
Net income (loss) attributable to common shareholders - basic	$23	$(131)
Weighted average shares outstanding - basic	169,387,541	169,501,289
Basic earnings (loss) per common share	$0.14	$(0.77)

Diluted earnings (loss) per common share:
Net income (loss)	$27	$(131)
Less income attributable to Preferred Shares	(4)	—
Net income (loss) attributable to common shareholders - diluted	$23	$(131)

Weighted average shares outstanding - basic	169,387,541	169,501,289
Dilutive securities:
RSUs, warrants and stock options (1)	4,346,291	—
Shares issuable upon conversion of Preferred Shares (2)	—	—
Shares issuable pursuant to the annual Preferred Share dividend (3)	8,299,338	—
Weighted average shares outstanding - diluted	182,033,170	169,501,289
Diluted earnings (loss) per common share	$0.13	$(0.77)

(1)

For the three months ended September 30, 2020, represents the dilutive impact of 162,500 stock options to purchase the same number of common shares, 63,796,076 warrants exercisable to purchase common shares on a 3:1 basis (21,265,359 ordinary share equivalents), and 1,483,066 RSUs.

(2)	For the three months ended September 30, 2020, represents 4,000,000 Preferred Shares convertible to the same number of common shares for which the effect would be anti-dilutive.
(3)

For the three months ended September 30, 2020, dilutive securities include 8,299,338 common share equivalents which represent the dividend that the Preferred Shares would be entitled to receive, assuming that the average price of the Company’s common shares for the last ten trading days of the three months ended September 30, 2020 of $14.16 per share would be the same volume weighted-average price during the last ten trading days of the calendar year, which exceeds the initial offering price of $10.00 per share.

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

Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income to EBITDA. The tables below may contain slight summation differences due to rounding:

	Three Months Ended September 30, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$404	$400	$158	$(4)	$958
EBITDA Reconciliation
Operating income (loss)	$(24)	$105	$17	$(36)	$62
Plus:
Investment income and other, net	4	5	—	(3)	6
Depreciation(1)	2	11	6	2	21
Amortization(2)	35	5	(10)	1	31
EBITDA	$17	$126	$13	$(36)	$120
Total assets	$1,702	$1,105	$341	$678	$3,826
Capital expenditures	—	5	2	—	7

	Three Months Ended September 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$472	$407	$245	$(6)	$1,118
EBITDA Reconciliation
Operating income (loss)	$56	$32	$6	$(81)	$13
Plus:
Investment income and other, net	—	6	1	1	8
Depreciation	1	10	6	2	19
Amortization	1	5	2	—	8
EBITDA	$58	$53	$15	$(78)	$48
Total assets	$812	$882	$394	$227	$2,315
Capital expenditures	—	7	5	1	13

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

	Nine Months Ended September 30, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$1,199	$1,049	$468	$(11)	$2,705
EBITDA Reconciliation
Operating loss	$(12)	$(9)	$(37)	$(87)	$(145)
Plus:
Investment income and other, net	9	13	—	(2)	20
Depreciation(1)	4	35	19	4	62
Amortization(2)	83	41	7	3	134
EBITDA	$84	$80	$(11)	$(82)	$71
Total assets	$1,702	$1,105	$341	$678	$3,826
Capital expenditures	1	14	8	1	24

	Nine Months Ended September 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$1,342	$1,107	$670	$(12)	$3,107
EBITDA Reconciliation
Operating income (loss)	$161	$60	$—	$(119)	$102
Plus:
Investment income and other, net	1	7	1	2	11
Depreciation	4	28	14	6	52
Amortization	4	16	6	—	26
EBITDA	$170	$111	$21	$(111)	$191
Total assets	$812	$882	$394	$227	$2,315
Capital expenditures	4	27	21	1	53

(1)

Depreciation for the nine months ended September 30, 2020 includes a cumulative adjustment to depreciation expense resulting from the measurement period adjustments of property and equipment. Refer to Note 10 – “Property and Equipment, Net” for additional information. The adjustment to depreciation expense recorded during the nine months ended September 30, 2020 was $(2), $5, $3 and $(2) for the Safety Services, Specialty Services, Industrial Services and Corporate and Eliminations segments, respectively. If the property and equipment fair values had been known at the date of the APi Acquisition, depreciation expense for the year ended December 31, 2019 (Successor) would have changed by $(1), $2, $2, and $(1) for the Safety Services, Specialty Services, Industrial Services and Corporate and Eliminations segments, respectively. If the property and equipment fair values had been known at the date of the APi Acquisition, depreciation expense for the three months ended March 30, 2020 would have changed by $(1), $3, $1, and $(1) for the Safety Services, Specialty Services, Industrial Services and Corporate and Eliminations segments, respectively. EBITDA as presented in the above EBITDA reconciliation tables, would not have been impacted by these changes.

(2)

Amortization for the three and nine months ended September 30, 2020 includes a cumulative adjustment to amortization expense resulting from the measurement period adjustments to intangible assets. Refer to Note 7 – “Goodwill and Intangibles” for additional information. The adjustment to amortization expense recorded during the three and nine months ended September 30, 2020 was $8, $(9), and $(14) for the Safety Services, Specialty Services, and Industrial Services segments, respectively. If the intangible asset values had been known at the date of the APi Acquisition, amortization expense would have changed for the Safety Services, Specialty Services and Industrial Services segments by $3, $(3), and $(5) for the year ended December 31, 2019, $3, $(3), and $(5) for the three months ended March 30, 2020, and $2, $(3), and $(4) for the three months ended June 30, 2020, respectively. EBITDA, as presented in the above EBITDA reconciliation tables, would not have been impacted by these changes.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

Note 17.     Subsequent Events

During October 2020, the Company acquired all of the outstanding shares of SK FireSafety (“SKG”) and one other US-based Life Safety company for an aggregate cash purchase price of approximately $302 (“Acquisitions”). These entities will be included in the Safety Services segment.

On October 22, 2020, the Company entered into an incremental $250 million term loan (“2020 Term Loan”) under the Credit Agreement, which we used to replenish balance sheet cash utilized for the Acquisitions and to pay fees and expenses related to such acquisitions and the financing.  The interest rate applicable to the 2020 Term Loan is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.75% or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.75%. Principal payments on the 2020 Term Loan will commence with the first quarter ending on March 31, 2021 and will be made in quarterly installments on the last day of each fiscal quarter, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2020 Term Loan. The 2020 Term Loan matures on October 1, 2026.

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

These forward-looking statements are based on our current expectations and assumptions and on information currently available to management and include, among others, statements regarding, as of the date such statements are made:

•

our expectations regarding the impact of the COVID-19 pandemic on our business, including the seasonal and cyclical volatility of our business, and future financial results, the precautionary and preemptive cost-saving measures we are taking in response to the pandemic and the impact of those measures on our business and future financial results;

•	our beliefs regarding the recurring and repeat nature of our business;
•	our expectations regarding industry trends and their impact on our business, and our ability to capitalize on the opportunities presented in the markets we serve;
•	our intent to continue to grow our business, both organically and through acquisitions, and our beliefs regarding the impact of our business strategies on our growth;
•	our beliefs regarding our customer relationships;
•	our beliefs regarding market risk;
•	our expectations and beliefs regarding accounting and tax matters;
•	our expectations regarding future capital expenditures; and
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

These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report and in our Form S-4, effective as of May 1, 2020, including those described under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in such Form S-4, and other filings we make with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the following:

•	the impact of the COVID-19 pandemic on our business, markets, supply chain, customers and workforce, on the credit and financial markets, and on the global economy generally;
•	adverse developments in the credit markets that could adversely affect funding of construction projects;
•	the ability and willingness of customers to invest in infrastructure projects;
•	a decline in demand for our services or for the products and services of our customers;
•	the fact that our revenues are derived primarily from contracts with durations of less than six months and the risk that customers will not renew or enter into new contracts;
•	our ability to successfully acquire other businesses, successfully integrate acquired businesses into our operations and manage the risks and potential liabilities associated with those acquisitions;
•	the impact of our regional, decentralized business model on our ability to execute on our business strategies and operate our business successfully;
•	our ability to compete successfully in the industries and markets we serve;
•	our ability to properly manage and accurately estimate costs associated with specific customer projects, in particular for arrangements with fixed price terms;
•	increases in the cost, or reductions in the supply, of the materials we use in our business and for which we bear the risk of such increases;

•	our relationship with our employees, a large portion of which are covered by collective bargaining arrangements, and our ability to effectively manage and utilize our workforce;
•	the inherently dangerous nature of the services we provide and the risks of potential liability;
•	the impact of customer consolidation;
•	the loss of the services of key senior management personnel and the availability of skilled personnel;
•	the seasonality of our business and the impact of weather conditions;
•	the variability of our operating results between periods and the resulting difficulty in forecasting future operating results;
•	the impact of the COVID-19 pandemic on our accounting estimates and assumptions;
•	litigation that results from our business, including costs related to any damages we may be required to pay as a result of general liability or workmanship claims brought by our customers;
•	the impact of health, safety and environmental laws and regulations, and the costs associated with compliance with such laws and regulations;
•	our substantial level of indebtedness and the effect of restrictions on our operations set forth in the documents that govern such indebtedness; and
•	our compliance with certain financial maintenance covenants in our credit agreement and the effect on our liquidity of any failure to comply with such covenants.

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

We focus on recurring revenue and repeat business from our diversified long-standing customers across a variety of end markets, which provides us with cash flows and a platform for organic growth. Maintenance and service revenues are predictable through contractual arrangements with typical terms ranging from days to three years, with the majority having durations of less than six months, and are often recurring due to consistent renewal rates and long-standing customer relationships.

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

Effect of Seasonality and Cyclical Nature of Business

Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, and include impacts of customer spending patterns, bidding seasons, project schedules, holidays and timing, in particular, for large, non-recurring projects. Typically, our revenue is lowest at the beginning of the year and during the winter months in North America during the first quarter because cold, snowy or wet conditions can cause project delays. Revenue is generally higher during the summer and fall months during the third and fourth quarters, due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Continued cold and wet weather can often affect second quarter productivity. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive effect on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. The effects of the COVID-19 pandemic have resulted and could continue to result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions.

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

Recent Developments

Impairment of Goodwill and Intangibles

During the first quarter of 2020, we concluded that a triggering event had occurred for all of our reporting units as a result of the COVID-19 global pandemic and we recorded a non-cash charge to reflect the impairment of our goodwill and intangible assets as carrying values exceeded fair value. Pursuant to the authoritative literature, we performed impairment tests and determined that, as a result of the impact of COVID-19, which has negatively impacted our operations, suppliers and other vendors, customer base, the demand for work within the oil and gas industry as a result of the volatility in oil prices and other factors outside of the control of management, certain of our goodwill and intangible assets were impaired. During the first quarter of 2020, while accounting for the APi Acquisition was still preliminary, we recorded an aggregate preliminary impairment charge of $208 million, which included $203 million recorded to goodwill and $5 million recorded to intangible assets that were part of a business classified as held-for-sale. During the third quarter of 2020, we finalized the purchase price allocation for the APi Acquisition which resulted in changes to the carrying values of reporting units, and resulted in a decrease in the preliminary goodwill impairment previously recorded. The final revised aggregate impairment charge was $197 million recorded to goodwill, of which $4 million was recorded to a business that was classified as held for sale. The adjustment to decrease the total impairment charge by $11 million included a reversal of the impairment of goodwill of $6 million and a reversal of the impairment charge to intangibles assets of $5 million.

The goodwill impairment of $193 million, consisted of goodwill impairments associated with our Life Safety, Mechanical, Infrastructure/Utility, Fabrication, Specialty Contracting, Transmission and Civil reporting units of $57 million, $26 million, $30 million, $1 million, $21 million, $57 million and $1 million, respectively.

The circumstances and global disruption caused by COVID-19 has affected, and we believe it will continue to affect, our businesses, operating results, cash flows and financial condition, however the scope and duration of the impact is highly uncertain. In addition, some of the inherent estimates and assumptions used in determining the fair value of our reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, and labor inflation. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity, waves and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on our business and the overall economy, there can be no assurance that our estimates and assumptions made for purposes of the goodwill impairment testing will prove to be accurate predictions of the impact in future periods.

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

During 2020, impairment was recognized at each reporting unit. Subsequent to the impairment recognized, the fair values of each reporting unit approximate carrying value. A 100 basis point increase in the discount rate would have resulted in additional impairment charges of $122 million. After finalizing the purchase price allocation in the third quarter, remaining goodwill balances at each of our reporting units as well as the sensitivity by reporting unit are shown in the table below:

($ in millions)	September 30, 2020	Additional Impairment (Impact of 100 Basis Point Sensitivity)
Life Safety	$627	$66
Mechanical	48	8
Infrastructure/Utility	121	29
Fabrication	4	4
Specialty Contracting	47	11
Transmission	4	4
Civil	—	—
Inspection	—	—
	$851	$122

See Note 2 – “Basis of Presentation and Significant Accounting Policies” and Note 7 – “Goodwill and Intangibles” of the Interim Statements for additional information.

Acquisitions

In October of 2020, we acquired all of the outstanding shares of SK FireSafety (“SKG”) (the “SKG Acquisition”) and one other US-based Life Safety company for an aggregate cash purchase price of approximately $302 million (“Acquisitions”). These entities will be included in our Safety Services segment.

Credit Facilities

At September 30, 2020 and December 31, 2019, we had no amount outstanding under the Revolving Credit Facility, and $232 million and $235 million was available at September 30, 2020 and December 31, 2019, respectively, after giving effect to $68 million and $65 million of outstanding letters of credit.

On October 22, 2020, we entered into an incremental $250 million term loan (“2020 Term Loan”) under the Credit Agreement, which we used to replenish balance sheet cash utilized for the Acquisitions and to pay fees and expenses related to such acquisitions and the financing. The interest rate applicable to the 2020 Term Loan is, at our option, either (1) a base rate plus an applicable margin equal to 1.75% or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.75%. Principal payments on the 2020 Term Loan will commence with the first quarter ending on March 31, 2021 and will be made in quarterly installments on the last day of each fiscal quarter, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2020 Term Loan. The 2020 Term Loan matures on October 1, 2026.

Income Taxes

The three and nine months ended September 30, 2020 were also impacted by certain discrete or non-recurring tax items. The income tax expense (benefit) of $28 million and $35 million for the three and nine months ended September 30, 2020, respectively, was primarily due to changes in tax law related to non-US subsidiaries, and impairment of goodwill and intangible assets. The tax law changes in the CARES Act had no impact on our income tax provision for the three and nine months ended September 30, 2020, respectively.

COVID-19 Update

We continue to monitor the short- and long-term impacts of COVID-19, a global pandemic that has caused a significant slowdown in the global economy beginning in March 2020. While we had some slowdown impact in March, the impacts of COVID-19 were not seen as significant at that time. During the second and third quarters of 2020, we continued to provide services to our customers. To date, the services we provide have been deemed to be essential in most instances. However, as the COVID-19 situation has continued to evolve, we have seen various disruptions in our work due to the domino effects of the various local, state and national jurisdictional orders, including but not limited to, the impact on our efficiency to perform our work while adhering to physical distancing protocols demanded by COVID-19, customers deferring inspection and service projects, and temporary shutdowns of active projects as they work through COVID-19 related matters. As a result, we are experiencing delays in certain projects and disruptions to the flow of our work to meet COVID-19 working protocols. Although we are actively quoting new work for customers, should the macro economy continue to be negatively impacted by the COVID-19 pandemic or worsen due to surges in cases, it is possible additional projects could be delayed indefinitely or cancelled, or that we are not successful in being allowed access to our customers facilities to perform inspection and service projects.

New or extended shelter-in-place orders or closures, or outbreaks in jurisdictions in which we operate or at our project or work sites, could have a material negative impact on our net revenues and earnings. If a large number of our employees who are located in a particular jurisdiction or are working on a project or work site are exposed to or infected with COVID-19 and we are unable to hire qualified personnel due to labor shortages and other impacts of the COVID-19 outbreak, we may be required to delay projects or the provision of our services for a period of time which could negatively impact our revenue, cause harm to our reputation and have a material adverse impact on our operating results.

As we have continued to monitor our activity, revenue period over period has been negatively impacted by the level of shelter-in-place orders and outbreaks of COVID-19, which has caused certain customers to temporarily halt work to put in COVID-19 working protocols and other customers have delayed or cancelled projects. During the three months ended September 30, 2020, all of our segments saw volume declines relative to the same period of 2019. Generally, during the third quarter, we saw indications of stabilizing and some volume improvements off previous lows as our teams and customers are adapting to working in the COVID-19 environment and with the easing of some shelter-in-place orders. There can be no assurance that this trend, which would allow us to recover prior year volume levels, will continue in a positive manner.

To date, we have been able to source the supply and materials needed for our business with minimal disruptions. However, the continued impact of COVID-19 on our vendors is evolving and could make it difficult to obtain needed materials.

We also implemented a preemptive cost reduction plan, which saved both expense and cash in 2020. As COVID-19 restrictions were easing and volumes were increasing from earlier lows, some of these cost reductions have ceased and costs will continue to be reinstated as operations allow. There is no guarantee that we will appropriately match the increased costs to increased demand for our services.

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

In prior economic downturns, the impact on our business has generally lagged against the impact of other industries. We have no way of knowing if the economic crisis caused by COVID-19 will impact us similarly to past economic downturns.

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

Amortization of Intangible Assets

Amortization expense reflects the charges incurred to amortize our finite-lived identifiable intangible assets, such as customer relationships, which are amortized over their estimated useful lives. There is a portion of amortization expense related to the backlog of intangible assets reflected in “cost of revenues” in the condensed consolidated statement of operations.

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

Results of Operations

The following is a discussion of our financial condition and results of operations during the three and nine months ended September 30, 2020 (the “Successor Period”) and the three and nine months ended September 30, 2019 (the “Predecessor Period”). We did not own APi Group for the Predecessor Period. Consequently, these results may not be indicative of the results that we would expect to recognize for future periods.

Three months ended September 30, 2020 (Successor) compared to the three months ended September 30, 2020 (Predecessor)

	Three Months Ended September 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Net revenues	$958	$1,118	$(160)	(14.3)%
Cost of revenues	736	885	(149)	(16.8)%
Gross profit	222	233	(11)	(4.7)%
Selling, general, and administrative expenses	171	208	(37)	(17.8)%
Impairment of goodwill, intangibles and long-lived assets	(11)	12	(23)	NM
Operating income	62	13	49	376.9%
Interest expense, net	13	7	6	85.7%
Investment income and other, net	(6)	(8)	2	(25.0)%
Other expense (income), net	7	(1)	8	NM
Income before income taxes	55	14	41	NM
Income tax provision	28	2	26	NM
Net income	$27	$12	$15	125.0%

NM = Not meaningful

Net revenues

Net revenues for the three months ended September 30, 2020 were $958 million compared to $1,118 million for the same period in 2019, a decrease of $160 million or (14.3)%. The decrease in net revenues was primarily due to the sale of two entities held-for-sale, which had revenues of $5 million compared to $72 million in the three months ending September 30, 2020 and 2019, respectively. The decrease was further driven by negative volume impacts of COVID-19 during the third quarter of 2020 resulting from access restrictions to buildings and project sites, and the delay or cancellation of projects by our customers due to the uncertainty and impact of COVID-19 on their business. Additionally, there was a decrease in volume of projects across our business as we continue to focus on project selection during the current year.

Gross profit

The following table presents our gross profit (net revenues less cost of revenues), and gross margin (gross profit as a percentage of net revenues) for the three months ended September 30, 2020 (Successor) and 2019 (Predecessor), respectively:

	Three Months Ended September 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Gross profit	$222	$233	$(11)	(4.7)%
Gross margin	23.2%	20.8%

Our gross profit for the three months ended September 30, 2020 was $222 million, compared to $233 million for the same period in 2019, a decrease of $11 million, or (4.7)%. The decrease in gross profit was primarily attributable to lower net revenues and $6 million of amortization recognized in cost of revenues related to purchase accounting for the APi Acquisition, which had an impact of 0.5% on gross profit margin. Gross margin increased as a result of continued focus on project selection, targeted price improvements, increased efficiencies on our projects, better project management, jobsite conditions, and the mix of services provided. We also divested two lower margin businesses during 2020 in our Industrial Services segment which contributed to the increase.

Operating expenses

The following table presents operating expenses and operating margin (operating income as a percentage of net revenues) for APG for the three months ended September 30, 2020 (Successor) and 2019 (Predecessor), respectively:

	Three Months Ended September 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Selling, general, and administrative expenses (excluding amortization expense)	$146	$200	$(54)	(27.0)%
Amortization expense	25	8	17	212.5%
Impairment of goodwill, intangibles and long-lived assets	(11)	12	(23)	NM
Total operating expenses	$160	$220	$(60)	(27.3)%
Operating expenses as a percentage of net revenues	16.7%	19.7%
Operating margin	6.5%	1.2%

Our operating expenses for the three months ended September 30, 2020 were $160 million, compared to $220 million for the same period in 2019, a decrease of $60 million. Operating expenses as a percentage of net revenues were 16.7% for 2020 compared to 19.7% for 2019. The decrease in operating expenses is attributable to various factors including a $37 million favorable change in total selling, general, and administrative expenses and a $23 million favorable change as a result of a reversal of impairment expense in 2020. The favorable change in total selling, general, and administrative expenses is partially offset by an increase in amortization expense of $17 million. Selling, general and administrative expenses (excluding amortization) decreased $54 million. $22 million due to the divestiture of two of our subsidiaries in the Industrial Services segment and $37 million due to equity-based compensation costs incurred in prior year under the previous ownership structure. In addition, the decreases in selling, general, and administrative expenses (excluding amortization) related to lower expenses on contingent consideration and compensation liabilities, elimination of non-recurring prior ownership costs, and reductions from our preemptive cost reduction plan enacted in response to COVID-19, which are largely temporary and designed to flex as our businesses are impacted by COVID-19. These drivers are partially offset by a change in the composition of selling, general, and administrative expenses due to our transition to a public company. Increases in costs have been recognized related to business process transformation, compensation, public company registration, listing and compliance, professional management fees, and insurance.

Operating income and EBITDA

	Three Months Ended September 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Operating income	$62	$13	$49	376.9%
EBITDA	120	48	72	150.0%

Our operating income for the three months ended September 30, 2020 was $62 million, compared to $13 million for the same period in 2019, an increase of $49 million. Operating margin increased to approximately 6.5% in 2020 from 1.2% in 2019. The increase was primarily attributable to changes in operating expenses discussed above. EBITDA as a percentage of net revenues increased to 12.5% in 2020 from 4.3% in 2019. The increase was primarily driven by mix of work, increased efficiencies in the execution of our services, income from our joint venture investments, and improved project selection throughout our segments, which was most pronounced in our Industrial Services segment.

Interest expense, net

Interest expense was $13 million for the three months ended September 30, 2020 compared to $7 million for the same period of the prior year. The $6 million increase in interest expense was primarily due to an increase in average outstanding borrowings and higher average borrowing costs reflecting the APi Acquisition in which APi Group’s previous debt totaling $659 million as of September 30, 2019, was settled and replaced by our Credit Facilities that include the issuance of a $1.2 billion Term Loan.

Income tax provision

The effective tax rate for the three months ended September 30, 2020 was 50.1%, after discrete and non-recurring tax items. The income tax expense of $28 million for the three months ended September 30, 2020 related to the changes in tax law related to non-US subsidiaries and the finalization of purchase accounting for goodwill and intangible assets. The tax law changes in the CARES Act had an immaterial impact on the Company’s income tax provision during the three months ended September 30, 2020.

Operating Segment Results for the three months ended September 30, 2020 (Successor) versus three months ended September 30, 2019 (Predecessor)

	Net Revenues
	Three Months Ended September 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Safety Services	$404	$472	$(68)	(14.4)%
Specialty Services	400	407	(7)	(1.7)%
Industrial Services	158	245	(87)	(35.5)%
Corporate and Eliminations	(4)	(6)	2	(33.3)%
	$958	$1,118	$(160)	(14.3)%

	Operating Income (Loss)
	Three Months Ended September 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Safety Services	$(24)	$56	$(80)	(142.9)%
Specialty Services	105	32	73	228.1%
Industrial Services	17	6	11	183.3%
Corporate and Eliminations	(36)	(81)	45	(55.6)%
	$62	$13	$49	376.9%

	EBITDA
	Three Months Ended September 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Safety Services	$17	$58	$(41)	(70.7)%
Specialty Services	126	53	73	137.7%
Industrial Services	13	15	(2)	(13.3)%
Corporate and Eliminations	(36)	(78)	42	(53.8)%
	$120	$48	$72	150.0%

The following discussion breaks down the net revenues, operating income and EBITDA by operating segment for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Safety Services

Safety Services net revenues for the three months ended September 30, 2020 decreased by $68 million, or (14.4)% compared to the same period in the prior year. This was largely due to the impact of COVID-19 on the economy, our customers, and shelter-in-place orders in addition to the timing of demand for services.

Safety Services operating margin for the three months ended September 30, 2020 and 2019 was approximately (5.9)% and 11.9%, respectively. The decrease was primarily driven by a remeasurement adjustment to the previously recorded preliminary impairment which resulted in an additional impairment of $49 million, and intangible asset amortization expense, which was $34 million higher for the three months ended September 30, 2020 compared to the same period in the prior year as a result of the APi Acquisition. Safety Services EBITDA as a percentage of net revenues for the three months ended September 30, 2020 and 2019 was approximately 4.2% and 12.3%, respectively. The decrease is primarily driven by the revision to the impairment charge noted above.

Specialty Services

Specialty Services net revenues for the three months ended September 30, 2020 decreased by $7 million, or (1.7)% compared to the same period in the prior year. The decrease in segment revenue was primarily driven by the negative impacts of COVID-19, timing of demand from our customers and timing of projects.

Specialty Services operating margin for the three months ended September 30, 2020 and 2019 was approximately 26.3% and 7.9%, respectively. The increase was primarily driven by a remeasurement adjustment to the previously recorded preliminary impairment which resulted in a reversal of $68 million, as well as contract mix, efficiencies in the execution of our services, and improved project selection. Our Specialty Services EBITDA as a percentage of net revenues for the three months ended September 30, 2020 and 2019 was approximately 31.5% and 13.0%, respectively. The increase was driven by revisions to the previously mentioned impairment charge, our efficiencies in the execution of our services, improved project selection, targeted pricing improvements and mix of work.

Industrial Services

Industrial Services net revenues for the three months ended September 30, 2020 decreased by $87 million, or (35.5)% compared to the same period in the prior year. This decrease was primarily due to the sale of two Industrial Service entities accounting for $67 million less revenue in the three months ended September 30, 2020 compared to September 30, 2019, and decreased volume of projects as a result of our strategic initiative to focus on project selection, which improved margins as opposed to growing net revenues. The revenue decline was also impacted by suppression of demand for our services due to COVID-19 and changes in oil prices.

Industrial Services operating margin for the three months ended September 30, 2020 and 2019 was approximately 10.8% and 2.4%, respectively. The increase was primarily driven by productivity increases due to better project selection, project management, and jobsite conditions combined with a reversal of impairment of $9 million and a reversal of amortization expense of $10 million as a result of the finalization of purchase accounting for the APi Acquisition. Industrial Services EBITDA as a percentage of net revenues, was 8.2% and 6.1% for the three months ended September 30, 2020 and 2019, respectively. The increase was primarily driven by project selection, productivity and favorable jobsite conditions, combined with the impairment revision noted above.

Nine months ended September 30, 2020 (Successor) compared to the nine months ended September 30, 2019 (Predecessor)

	Nine Months Ended September 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Net revenues	$2,705	$3,107	$(402)	(12.9)%
Cost of revenues	2,147	2,503	(356)	(14.2)%
Gross profit	558	604	(46)	(7.6)%
Selling, general, and administrative expenses	506	490	16	3.3%
Impairment of goodwill, intangibles and long-lived assets	197	12	185	NM
Operating income (loss)	(145)	102	(247)	(242.2)%
Interest expense, net	41	20	21	105.0%
Investment income and other, net	(20)	(11)	(9)	81.8%
Other expense, net	21	9	12	133.3%
Income (loss) before income taxes	(166)	93	(259)	(278.5)%
Income tax provision (benefit)	(35)	7	(42)	NM
Net income (loss)	$(131)	$86	$(217)	(252.3)%

NM = Not meaningful

Net revenues

Net revenues for the nine months ended September 30, 2020 and 2019 were $2,705 million compared to $3,107 million for the same period in 2019, a decrease of $402 million or (12.9)%. The decrease in net revenues was primarily attributable to the sale of two Industrial Services subsidiaries that accounted for $147 million in less revenue in the nine-month period ended September 30, 2020 compared to 2019, the negative impacts of COVID-19 resulting from access restrictions to buildings and project sites, and the delay or cancellation of projects by our customers due to the uncertainty and impact of COVID-19 on their business. This was combined with improved project selection, which led to a decrease in the volume of projects.

Gross profit

The following table presents gross profit (net revenues less cost of revenues), and gross margin (gross profit as a percentage of net revenues) for APG for the nine months ended September 30, 2020 (Successor) and 2019 (Predecessor), respectively:

	Nine Months Ended September 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Gross profit	$558	$604	$(46)	(7.6)%
Gross margin	20.6%	19.4%

Our gross profit for the nine months ended September 30, 2020 was $558 million, compared to $604 million for the same period in 2019, a decrease of $46 million, or (7.6)%. The decrease in gross profit was primarily attributable to declines in net revenues and the impact of amortization. We recognized $51 million in cost of revenues from the amortization of backlog assets related to purchase accounting for the APi Acquisition, which had an impact of 1.9% on gross margin. This was partially offset by continued focus on project selection, targeted price improvements, increased efficiencies on our projects, better project management, jobsite conditions, and the mix of services provided, with the largest improvements in our Industrial Services Segment due to the sale of two lower-margin subsidiaries previously noted. As a result of these factors, gross profit margin was 20.6% in 2020 versus 19.4% in 2019.

Operating expenses

The following table presents operating expenses and operating margin (operating income (loss) as a percentage of net revenues) for APG for the nine months ended September 30, 2020 (Successor) and 2019 (Predecessor), respectively:

	Nine Months Ended September 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Selling, general, and administrative expenses (excluding amortization expense)	$423	$464	$(41)	(8.8)%
Amortization expense	83	26	57	219.2%
Impairment of goodwill, intangibles and long-lived assets	197	12	185	NM
Total operating expenses	$703	$502	$201	40.0%
Operating expenses as a percentage of net revenues	26.0%	16.2%
Operating margin	(5.4)%	3.3%

Our operating expenses for the nine months ended September 30, 2020 were $703 million, compared to $502 million for the same period in 2019, an increase of $201 million. Operating expenses as a percentage of net revenues were 26.0% for 2020 compared to 16.2% for 2019. The increase in operating expenses is primarily attributable to increases in impairment charges of $197 million and increases in selling, general, and administrative expenses of $16 million. The increase in selling, general, and administrative expenses is primarily driven by increased intangible asset amortization of $57 million related to purchase accounting for the APi Acquisition. Selling, general and administrative expenses (excluding amortization) decreased $41 million primarily as a result of the change in composition of selling, general and administrative expenses due to our transition to a public company and our investment in growth and strategic initiatives. Decreases in costs have primarily been driven by decreases due to equity-based compensation costs incurred in the prior year under the previous ownership structure of $37 million, in addition to expenses related to contingent consideration and compensation liabilities, elimination of non-recurring prior ownership costs, and reductions from our preemptive cost reduction plan enacted in response to COVID-19, which are largely temporary and designed to flex as our businesses are impacted by COVID-19. These have been partially offset by increases in costs related to business process transformation, compensation, public company registration, listing and compliance, professional and management fees, and insurance.

Operating income and EBITDA

	Nine Months Ended September 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Operating income (loss)	$(145)	$102	$(247)	(242.2)%
EBITDA	71	191	(120)	(62.8)%

Our operating loss for the nine months ended September 30, 2020 was $145 million, compared to income of $102 million for the same period in 2020, a decrease of $247 million. Operating margin decreased to approximately (5.4)% in 2020 from 3.3% in 2019. The decrease was primarily attributable to an impairment charge of $197 million in 2020, increased expenses related to intangible asset amortization expense of $108 million, and other changes in operating expenses discussed above. EBITDA as a percentage of net revenues decreased to 2.6% in 2020 from 6.1% in 2019. The decrease was also primarily driven by the impairment of $197 million discussed above.

Interest expense, net

Interest expense was $41 million for the nine months ended September 30, 2020 compared to $20 million for the same period of the prior year. The $21 million increase in interest expense was primarily due to an increase in average outstanding borrowings and higher average borrowing costs reflecting the APi Acquisition in which APi Group’s previous debt totaling $659 million as of September 30, 2019, was settled and replaced by our Credit Facilities that include the issuance of a $1.2 billion Term Loan.

Investment income and other, net

Investment income and other, net was $20 million for the nine months ended September 30, 2020 compared to $11 million for the same period of the prior year. The $9 million increase was primarily due to an increase of $6 million in earnings from our joint venture investments and $4 million of income from government relief for COVID-19 received at non-US subsidiaries.

Income tax provision

The effective tax rate for the nine months ended September 30, 2020 was 21.2%, after discrete and non-recurring tax items. The income tax benefit of $35 million for the nine months ended September 30, 2020 related to the impairment of goodwill and intangible assets. The tax law changes in the CARES Act had an immaterial impact on the Company’s income tax provision during the nine months ended September 30, 2020.

Operating Segment Results for the nine months ended September 30, 2020 (Successor) versus nine months ended September 30, 2019 (Predecessor)

	Net Revenues
	Nine Months Ended September 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Safety Services	$1,199	$1,342	$(143)	(10.7)%
Specialty Services	1,049	1,107	(58)	(5.2)%
Industrial Services	468	670	(202)	(30.1)%
Corporate and Eliminations	(11)	(12)	1	(8.3)%
	$2,705	$3,107	$(402)	(12.9)%

	Operating Income (Loss)
	Nine Months Ended September 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Safety Services	$(12)	$161	$(173)	(107.5)%
Specialty Services	(9)	60	(69)	(115.0)%
Industrial Services	(37)	—	(37)	NM
Corporate and Eliminations	(87)	(119)	32	(26.9)%
	$(145)	$102	$(247)	(242.2)%

	EBITDA
	Nine Months Ended September 30,
	2020	2019	Change
($ in millions)	(Successor)	(Predecessor)	$	%
Safety Services	$84	$170	$(86)	(50.6)%
Specialty Services	80	111	(31)	(27.9)%
Industrial Services	(11)	21	(32)	(152.4)%
Corporate and Eliminations	(82)	(111)	29	(26.1)%
	$71	$191	$(120)	(62.8)%

The following discussion breaks down the net revenues, operating income and EBITDA by operating segment for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Safety Services

Safety Services net revenues for the nine months ended September 30, 2020 decreased by $143 million, or (10.7)% compared to the same period in the prior year. This is due to the negative impacts of COVID-19 in addition to the timing of larger contract revenues during the prior year period.

Safety Services operating margin for the nine months ended September 30, 2020 and 2019 was approximately (1.0)% and 12.0%, respectively. The decrease was primarily driven by impairment charges of $83 million and intangible asset amortization expense, which was $79 million higher for the nine months ended September 30, 2020 compared to the same period in the prior year as a result of the APi Acquisition. Safety Services EBITDA as a percentage of net revenues for the nine months ended September 30, 2020 and 2019 was approximately 7.0% and 12.7%, respectively. The decrease was primarily driven by impairment charges.

Specialty Services

Specialty Services net revenues for the nine months ended September 30, 2020 decreased by $58 million, or (5.2)% compared to the same period in the prior year. The decline was primarily driven by negative impacts of COVID-19 and the timing of projects.

Specialty Services operating margin for the nine months ended September 30, 2020 and 2019 was approximately (0.9)% and 5.4%, respectively. The decrease was driven by impairment charges of $52 million, and intangible asset amortization expense, which was $25 million higher for the nine months ended September 30, 2020 compared to the same period in the prior year as a result of the APi Acquisition. Specialty Services EBITDA as a percentage of net revenues for the nine months ended September 30, 2020 and 2019 was approximately 7.6% and 10.0%, respectively. The decrease was primarily driven by impairment charges.

Industrial Services

Industrial Services net revenues for the nine months ended September 30, 2020 decreased by $202 million, or (30.1)% compared to the same period in the prior year. This decrease was primarily due to the sale of two subsidiaries that accounted for $147 million less revenue in the nine-month period ended September 30, 2020 compared to the same period of 2019, as well as decreased volume of projects as a result of our strategic focus on improving margins as opposed to growing net revenues. The decline in net revenues was also driven by suppression of demand for our services due to COVID-19 and changes in oil prices.

Industrial Services operating margin for the nine months ended September 30, 2020 and 2019 was approximately (7.9)% and (—)%, respectively. The decline was primarily driven by impairment charges of $58 million in the nine months ended September 30, 2020. This was partially offset by productivity increases due to better project selection, project management and jobsite conditions. Industrial Services EBITDA as a percentage of net revenues was (2.4)% and 3.1% for the nine months ended September 30, 2020 and 2019, respectively. The decrease was primarily driven by impairment charges.

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

This non-U.S. GAAP financial measure, however, has limitations as an analytical tool and should not be considered in isolation from, a substitute for, or superior to, the related financial information that we report in accordance with U.S. GAAP. The principal limitation of this non-U.S. GAAP financial measure is that it excludes significant expenses that are required by U.S. GAAP to be recorded in our financial statements and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, this measure is subject to inherent limitations as it reflects the exercise of judgment by management about which items are excluded or included in determining this non-U.S. GAAP financial measure. Investors are encouraged to review the reconciliation of this non-U.S. GAAP financial measure to its most comparable U.S. GAAP financial measure included in this quarterly report and not to rely on any single financial measure to evaluate our business.

The following tables present a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended September 30,
	2020	2019
($ in millions)	(Successor)	(Predecessor)
Reported net income	$27	$12
Adjustments to reconcile net income to EBITDA:
Interest expense, net	13	7
Income tax provision	28	2
Depreciation	21	19
Amortization	31	8
EBITDA	$120	$48

	Nine Months Ended September 30,
	2020	2019
($ in millions)	(Successor)	(Predecessor)
Reported net income (loss)	$(131)	$86
Adjustments to reconcile net income (loss) to EBITDA:
Interest expense, net	41	20
Income tax provision (benefit)	(35)	7
Depreciation	62	52
Amortization	134	26
EBITDA	$71	$191

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, and our access to our Revolving Credit Facility. We believe that these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. As of September 30, 2020, we had $699 million of total liquidity, comprising $467 million in cash and cash equivalents and $232 million ($300 million less outstanding letters of credit of approximately $68 million) of available borrowings under our Revolving Credit Facility.

Given the uncertainties regarding the COVID-19 global pandemic and in preparation for its potential unforeseen impacts, in late March 2020, we drew down $200 million under our Revolving Credit Facility. Subsequently, in April 2020, we repaid the full amount borrowed on the Revolving Credit Facility. As of September 30, 2020, we had $1.2 billion of indebtedness outstanding under the term loan on October 1, 2019 (the “2019 Term Loan”), and no amounts outstanding under the $300 million Revolving Credit Facility. As of September 30, 2020, $232 million was available after giving effect to $68 million of outstanding letters of credit, which reduce availability.

On October 22, 2020, we entered into an incremental $250 million term loan under the Credit Agreement (the "2020 Term Loan"), which we used to replenish balance sheet cash utilized for the acquisitions and general business purposes.

We also expect to continue to raise cash through equity and debt offerings when capital market conditions are favorable and other sources of liquidity are not sufficient. Our principal liquidity requirements have been, and we expect will be, any contingent consideration due to selling shareholders, including tax payments in connection therewith, for working capital and general corporate purposes, including capital expenditures and debt service, as well as to identify, execute and integrate strategic acquisitions and business transformation. Our capital expenditures were approximately $24 million and $53 million in the nine months ended September 30, 2020 and 2019, respectively.

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

Credit Facilities

We have a credit agreement (the “Credit Agreement”) which provides for (1) a term loan facility, pursuant to which we incurred a $1.2 billion 2019 Term Loan, which we used to fund a part of the cash portion of the purchase price in the APi Acquisition; a $250 million 2020 Term Loan, which we used to fund a part of the cash portion of the purchase price in the SKG Acquisition; and (2) a $300 million Revolving Credit Facility of which up to $150 million can be used for the issuance of letters of credit.

Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, and prolonged impacts of COVID-19 and shelter-in-place governmental action, over which we have no control.

Effective October 1, 2019, we entered into a $720 million of notional value five-year interest rate swap, exchanging one-month LIBOR for a fixed rate of 1.62% per annum. Accordingly, our fixed interest rate per annum on the swapped $720 million of the 2019 Term Loan debt is 4.12%. As of September 30, 2020, the remaining $470 million of the 2019 Term Loan debt was bearing interest of 2.65% per annum based on one-month LIBOR plus 250 basis points.

One of APi Group’s Canadian subsidiaries had a $20 million unsecured line of credit agreement with a variable interest rate based upon the prime rate. APi Group had no amounts outstanding under the line of credit at September 30, 2020.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on assets, transactions with affiliates and dispositions. To the extent total outstanding borrowings under the Revolving Credit Facility (excluding undrawn letters of credit up to $40 million) is greater than 30% of the total commitment amount of the Revolving Credit Facility, APG’s first lien net leverage ratio shall not exceed (i) 4.50 to 1.00 for each fiscal quarter ending in 2020, (ii) 4.00 to 1.00 for each fiscal quarter ending in 2021 and (iii) 3.75 to 1.00 for each fiscal quarter ending thereafter. Our first lien net leverage ratio as of September 30, 2020 was 1.81:1.00.

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

We were in compliance with all covenants contained in the Credit Agreement as of December 31, 2019 and September 30, 2020.

Cash Flows

	Nine Months Ended September 30,
	2020	2019
($ in millions)	(Successor)	(Predecessor)
Net cash provided by operating activities	$329	$145
Net cash used in investing activities	(17)	(51)
Net cash used in financing activities	(101)	(10)
Effect of foreign currency exchange rate change on cash and cash equivalents	—	—
Net increase in cash and cash equivalents	$211	$84
Cash and cash equivalents at the end of the period	$467	$138

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $329 million for the nine months ended September 30, 2020 compared to $145 million for the same period in 2019. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed. The increase in cash flow provided by operating activities in 2020 compared to the same period in 2019 was primarily driven by changes in working capital levels as the declines in net revenues during the nine months ended September 30, 2020 have resulted in reductions in our accounts receivable and fluctuations in our working capital balances, which include deferrals of payroll withholding taxes, that have driven positive cash flow generation in the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $17 million for the nine months ended September 30, 2020 compared to $51 million for the same period in 2019. The decrease in cash used in investing activities was attributable to reduction in purchases of property and equipment during the current year as management enacted adjustments to capital expenditures in response to COVID-19. Management anticipates increased capital expenditures in future periods that are comparable to prior year spend levels.

Net Cash Used in Financing Activities

Net cash used in financing activities was $101 million for nine months ended September 30, 2020 compared to $10 million for the same period in 2019. The increase in cash used in financing activities was primarily due to payments of acquisition related consideration, including deferred payments to the former owners of APi Group, Inc., and to the former owners of businesses acquired by APi Group, Inc. prior to the APi Acquisition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2020, our variable interest rate debt was primarily related to our $1.2 billion senior secured loan and a $300 million senior secured revolving credit facility. As of September 30, 2020, excluding letters of credit outstanding of $68 million, we had no amounts of outstanding revolving loans and our 2019 Term Loan balance was $1.2 billion bearing interest at 2.65% per annum based on one-month LIBOR plus 250 basis points. As of September 30, 2020, we had a 5-year interest rate swap with respect to $720 million of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a fixed rate of 1.62% per annum. Accordingly, our fixed interest rate per annum on the swapped $720 million notional value of the 2019 Term Loan is 4.12% through its maturity. A 100-basis point increase in the applicable interest rates under our credit facilities (including the unswapped portion of our 2019 Term Loan debt) would have increased our interest expense by approximately $9 million for the nine months ended September 30, 2020.

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

Foreign Currency Risk

Our foreign operations are primarily in Canada and the United Kingdom. Revenue generated from foreign operations represented approximately 5.5% of our consolidated net revenue for the nine months ended September 30, 2020. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the nine months ended September 30, 2020. Translation gains or losses, which are recorded in “accumulated other comprehensive income (loss)” on the condensed, consolidated balance sheets, result from translation of the assets and liabilities of APi Group’s foreign subsidiaries into U.S. dollars. Foreign currency translation losses (gains) totaled approximately $1 million for both the three and nine months ended September 30, 2020, respectively.

Our exposure to fluctuations in foreign currency exchange rates could increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of September 30, 2020.

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

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective at September 30, 2020, due to the material weakness in internal control over financial reporting described below, which was previously disclosed in the “Risk Factors” section of our Form S-4.

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

Changes in Internal Control Over Financial Reporting

We are executing our remediation plan to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. This plan includes a detailed risk and controls assessment, detailed flowcharts, key process walkthroughs, and documentation, training, and execution of determined key controls. Except as otherwise described herein, there were no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The coronavirus outbreak in China in December 2019 and the subsequent spread of the virus throughout the world has resulted in widespread infections and fatalities. Governments in affected countries, including the United States, have launched measures to combat the spread of COVID-19, including travel bans, quarantines and lock-downs of affected areas that include closures of non-essential businesses. We rely on the availability of our skilled workforce and third-party contractors to meet contractual milestones and timely complete projects. If the COVID-19 pandemic or similar outbreak were to require us to discontinue operations, or to cause shortages of our workforce or third-party contractors, it could result in cancellations or deferrals of project work, which could lead to a decline in revenue and an increase in costs. In addition, such outbreak may impact the availability of the commodities, supplies and materials needed for projects, and we may experience difficulties obtaining such commodities, supplies and materials from suppliers or vendors whose supply chains are impacted by the outbreak. If we are unable to source the essential commodities, supplies and materials in adequate quantities, at acceptable prices and in a timely manner, our business, financial condition and results of operations could be adversely affected. Similarly, our customers may be impacted by the COVID-19 pandemic, which could cause them to cancel or defer project work, or have difficulty settling our account receivable timely, if at all, which could have a negative impact on our business.

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

Furthermore, some of the inherent estimates and assumptions used in determining the fair value of our reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, and labor inflation. As a result of the impact of COVID-19 which has negatively impacted our operations, suppliers and other vendors, customer base, the demand for work within the oil and gas industry as a result of the volatility in oil prices and other factors outside of the control of management, in the nine months ended September 30, 2020 we determined that certain of our goodwill and intangible assets were impaired as the carrying values exceeded fair value and we recorded a non-cash charge of $197 million. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on our business and the overall economy, there can be no assurance that our estimates and assumptions made for purposes of the goodwill testing performed during the nine months ended September 30, 2020 will prove to be accurate predictions of the impact in future periods. While we believe we have made reasonable estimates and assumptions to calculate the fair values of our reporting units which were based on facts and circumstances known at such time, it is possible that existing or new events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of our estimates and assumptions, which could be materially different from our estimates and assumptions. If so, we may be required to record additional impairment charges in the future, which could be material.

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

10.14*

Amendment No. 1 to Credit Agreement, dated as of October 22, 2020, by and among APi Group DE, Inc., as borrower, APi Group Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent.

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

APi GROUP CORPORATION

November 12, 2020	/s/ Russell A. Becker
Russell Becker
Chief Executive Officer
(Duly Authorized Officer)

November 12, 2020	/s/ Thomas A. Lydon
Thomas Lydon
Chief Financial Officer
(Principal Financial Officer)