Form 10-K
period 2020-12-31
APi Group Corp
filed 2021-03-24
CIK 1796209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39275

APi Group Corporation

(Exact name of Registrant as specified in its Charter)

Delaware	98-1510303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o APi Group, Inc. 1100 Old Highway 8 NW New Brighton, MN	55112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 636-4320

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.0001 per shareAPGNew York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on The New York Stock Exchange on June 30, 2020, the last business day of the registrant’s most recently completed second quarters, was $2.1 billion.

The number of shares of Registrant’s Common Stock outstanding as of March 12, 2021 was 200,652,118.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

ii

PART I

As used in this Annual Report, the terms “we,” “us,” “our,” the “Company”, and “APG” refer to APi Group Corporation, a Delaware corporation headquartered in New Brighton, Minnesota, and its wholly‑owned subsidiaries (the “Subsidiaries”). Dollars are presented in millions except per share amounts or where otherwise stated.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements”. These forward-looking statements are based on beliefs and assumptions as of the date such statements are made, and are subject to risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “expect,” “anticipate,” “project,” “will,” “should,” “believe,” “intend,” “plan,” “estimate,” “potential,” “target,” “would,” and similar expressions, although not all forward-looking statements contain these identifying terms.

These forward-looking statements are based on our current expectations and assumptions and on information currently available to management and include, among others, statements regarding, as of the date such statements are made:

•

our beliefs and expectations regarding our business strategies and competitive strengths, and our ability to maintain and advance our market share and position, grow our business organically and through acquisitions, and capitalize on customer demand;

•	our beliefs regarding competition, our relative market positioning and the competitive factors in the industries we serve;
•	our beliefs regarding our acquisition platform and ability to execute on and successfully integrate strategic acquisitions;
•	our beliefs regarding the recurring and repeat nature of our business;
•	our expectations regarding industry trends and their impact on our business, and our ability to capitalize on the opportunities presented in the markets we serve;
•	our intent to continue to grow our business, both organically and through acquisitions, and our beliefs regarding the impact of our business strategies on our growth;
•

our expectations regarding the impact of the COVID-19 pandemic on our business and future financial results, the precautionary measures we are taking in response to the pandemic and the impact of those measures on our business and future financial results;

•	our plans and beliefs with respect to our leadership development platform;
•	our beliefs regarding our customer relationships and plans to grow existing business and expand service offerings;
•	our beliefs regarding the sufficiency of our properties and facilities;
•	our expectations regarding labor matters;
•	our beliefs regarding the adequacy of our insurance coverage and at reasonable cost;
•	our expectations regarding the increased costs and burdens of being a public company;
•	our expectations regarding the cost of compliance with laws and regulations;
•	our expectations and beliefs regarding accounting and tax matters;
•

our beliefs regarding the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity; and

•	our intent to settle future dividends on Founder Preferred Shares in shares.

These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Risk Factors” and in “Risk Factor Summary” below. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the risk factors summarized below.

The factors identified below are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Other factors not discussed herein could also have a material adverse effect on us. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. These forward-looking statements speak only as of the date of this Annual Report. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, except as required by applicable law.

RISK FACTOR SUMMARY

Below is a summary of the principal factors that may affect our business, financial condition, and results of operations. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the Securities and Exchange Commission (the “SEC”).

•

As part of our business strategy, we rely on our ability to successfully acquire other businesses, integrate acquired businesses into our operations, and manage the risks and potential liabilities associated with those acquisitions, and our inability to do so could adversely affect our business and operating results.

•

Our regional, decentralized business model subjects us to various risks which may impact our ability to execute on our business strategies and integrated policies and processes and to operate our business successfully.

•	Our participation in joint ventures presents certain risks, including risks associated with the performance and reputation of our joint venture partners.
•

The costs, expenses and time required to bring our business into compliance with the laws, regulations, and requirements applicable to U.S. publicly traded companies have been and will continue to be significant, and this work may not be completed timely.

•	We have expanded our international operations, which exposes us to additional legal, operational and currency fluctuation risks.
•

Adverse developments in the credit markets could adversely affect funding of projects in our industries and our ability to secure financing, make future investments, take advantage of acquisition opportunities, or pursue other strategic initiatives.

•	A material portion of our revenue is recognized over time based on estimates of contract revenue, costs, and profitability, and our reliance on such projections carries risk of revenue shortfalls.
•	The profitability of many of our customer projects, especially arrangements with fixed price terms, depends on our ability to accurately estimate the costs of and manage those projects.
•	We experience variability in operating results between periods, which impacts our ability to forecast future operating results and meet market expectations.
•

We have a significant amount of goodwill, identifiable intangible assets and fixed assets that are subject to impairment in the future under certain circumstances, including additional goodwill impairment as a result of the COVD-19 pandemic.

•	The COVID-19 pandemic presents risks to our business, markets, supply chain, customers and workforce, to the credit and financial markets, and to the global economy generally.

•	Any shortfalls in our remediation of material weaknesses in our internal controls over financial reporting, or in our implementation and maintenance of effective controls, creates certain risks.
•

Our substantial level of indebtedness and potential future indebtedness, and the associated compliance obligations contained in the financial maintenance covenants in our Credit Facilities (as later defined) and restrictions on our operations set forth in the Credit Agreement (as later defined), increases the potential negative impact of interest rate increases and creates risks to our cash flow, liquidity, and ability to operate our business.

•	We are effectively self-insured against many potential liabilities, which increases the financial risks associated with the realization of such potential liabilities.
•	We generally bear the risks of increases in the cost, or reductions in the supply, of the materials we use in our business.
•

Our contracts portfolio is primarily comprised of contracts with durations of less than six months, many of which are subject to reduction or cancellation, which present risks that turn on our ability to maintain a stable pipeline of projects.

•	Our contracts portfolio also contains many highly-regulated government contracts and guaranties of subsidiary contracts, which present elevated risks in the event of contract breach.
•

A large portion of our workforce is covered by collective bargaining agreements, a fact which limits our discretion in the management of covered employees and carries a risk of strikes or other concerted activities that may impair our operations.

•

We are vulnerable to the economic conditions affecting the industries we serve, including the construction industry and the energy sector, as well as general economic conditions, which present risks of a decline in demand for our services or in the financial condition of our customers and their ability and willingness to invest in infrastructure projects.

•	We often perform our services under dangerous and challenging conditions, which presents substantial risks of injury and associated liability.
•

Many of our services involve the installation of systems designed for the protection of lives and real and personal property, and any failures in the operations of those systems present significant potential liabilities.

•	In our business we face regular litigation across a broad range of claims, including costs related to damages we may be assessed as a result of product liability claims against our customers.
•	Certain of the markets we serve are seasonal, and our projects can be negatively impacted by poor or extreme weather.
•

Our ability to collect on our contracts in the construction industry generally depends on the ability of our customers to collect on upstream contracts, which subjects us to risk of nonpayment or late payment.

•

We are governed by many health, safety and environmental laws and regulations, which presents significant costs associated with compliance and significant risks associated with compliance deficiencies.

•	Customer consolidation in our industries, if realized, presents risks to our business model.
•

We face the general risks of cybersecurity incidents, faulty forecasting of key metrics, deterioration in our performance of services, increases in healthcare costs, significant employee misconduct, and adverse regulatory changes, all of which may negatively impact our operations and financial results.

•

Our success ultimately depends on our ability to compete successfully in the industries and markets we serve which may be jeopardized by the loss of key senior management personnel or a shortage of skilled personnel.

Item 1. Business.

Our Business

We are a market-leading business services provider of safety, specialty and industrial services in over 200 locations, primarily in North America and with an expanding platform in Europe. We provide statutorily mandated and other contracted services to a strong base of long-standing customers across industries. We have a winning leadership culture driven by entrepreneurial business leaders to deliver innovative solutions for our customers.

We believe that our core strategies of driving organic growth and growth through accretive acquisitions, promoting sharing of best practices across all of our businesses and leveraging our scale and services offerings, place us in the position to capitalize on opportunities and trends in the industries we serve, grow our businesses and advance our position in each of our markets. We believe that our diverse customer base, regional approach to operating our businesses, specialty operations in niche markets, strong commitment to leadership development, long-standing customers with a robust reputation in the industries we serve, and strong safety track record differentiates us from our competitors.

We have a disciplined acquisition platform which has historically provided strategic acquisitions that are integrated into our operations. Since 2005, we have completed more than 70 acquisitions. We target companies that align with our strategic priorities and demonstrate key value drivers such as culture, geography, end markets and client base, capabilities and leadership. Our priorities are unified around maintaining business continuity while identifying and implementing operational efficiencies, cost synergies, and integration of organizational processes to drive margin expansion.  Each of our businesses maintains its identity, reputation, customer relationships and culture following acquisition, and we invest heavily into cultivating leadership at each business. Our acquired businesses benefit from the resources of direct access to the APG network, which facilitates organizational sharing of knowledge and best practices, increases collaboration across our businesses and develops cross-brand solutions which foster enhanced experience, quality and efficiency.

We employ a regional operating model designed to improve speed and responsiveness to our customers across our businesses, empower leadership of our businesses to drive business performance and execute key decisions, and foster cross-functional sharing of best practices. This structure promotes a business-owner mindset among our individual business leaders and combines the personal attention of a small-to-medium sized company with the strength and support of an industry leader. It also allows each of our businesses to remain highly focused on best positioning itself within the categories in which it competes and reinforces strong accountability for operational and financial performance.

We operate our business under three primary operating segments, which are also our reportable segments:

•

Safety Services – A leading provider of safety services in North America and Europe, focusing on end-to-end integrated occupancy systems (fire protection solutions, HVAC and entry systems), including design, installation, inspection and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, data center, distribution, education, healthcare, high tech, industrial and special-hazard settings.

•

Specialty Services – A leading provider of a variety of infrastructure services and specialized industrial plant services, which include maintenance and repair of critical infrastructure such as electric, gas, water, sewer and telecommunications infrastructure. Our services include engineering and design, fabrication, installation, maintenance service and repair, and retrofitting and upgrading. Customers within this segment vary from private and public utilities, communications, healthcare, education, manufacturing, industrial plants and governmental agencies throughout the United States.

•

Industrial Services – A leading provider of a variety of services to the energy industry focused on transmission and distribution. This segment’s services include oil and gas pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance.

Our Industry

The industries in which we operate are highly fragmented and comprised of national, regional and local companies that provide services to customers across various end markets and geographies. We believe the following industry trends are affecting, and will continue to affect, demand for our services.

Increased Regulation. The life safety industry is highly regulated at the federal, state and local levels and continuous regulatory changes, including mandated building codes and inspections and maintenance requirements, continue to generate increasing demand for our services, often on a recurring basis. Specifically, the Uniform Building Codes written by the National Fire Protection Association, and the International Code Council regulate fire suppression and sprinkler systems. Among other things, these codes require testing, inspections, repair, maintenance and specific retrofits of building fire suppression and sprinkler systems which generates recurring revenue related to those services. As these associations and government agencies continue to adopt new, more stringent regulations, the demand for our services increases.

Additionally, in the United States, the Tax Cuts and Jobs Act of 2017 provides federal tax incentives to businesses that install fire suppression and sprinkler systems in new buildings, upgrade existing systems or retrofit existing structures with systems.

Deferred Infrastructure Investment. Following several years of deferred investment, the aging U.S. infrastructure system requires significant maintenance, repair and retrofit services which has spurred demand in our industry. State and local municipalities have deferred infrastructure spending for many years which has resulted in the need to rebuild or retrofit a large portion of the U.S. infrastructure. One industry publication anticipates that up to an estimated $4 trillion will need to be invested in U.S. infrastructure by 2025.

COVID and Non-Residential Construction. The negative economic impacts of COVID-19 have had an overall negative impact on non-residential construction. However, certain end markets we serve have been less impacted, such as data centers and distribution. As a leading provider of specialty contracting services, we are impacted by these macroeconomic events and are unable to know if the recovery from COVID economic impacts in all markets we serve will rebound timely and completely. We believe that certain services driven by regulatory requirements assists our ability to have demand for our services even in tough markets; however, these markets may experience additional congestion.

Our Competitive Strengths

We believe that the following are our key competitive strengths:

Leading Market Positions in Diverse Set of Niche Industries. We believe that we are one of the leaders in each of the niche industries we serve, including the industry leader in fire protection and sprinkler system solutions and among the top five specialty contractors in North America. We believe that our diverse and strong customer base in each of our end markets, regional approach to operating our businesses, operations in niche industries with strong cross-selling opportunities and recurring revenue potential, strong commitment to leadership development, long-standing customer relationships with a robust reputation in the industries we serve, and strong safety track record differentiates us from our competitors. As a result, we believe we have better access to new business opportunities, allowing us to maintain and advance our market share positions.

Repeat Revenue with Diverse, Strong Customer Base. We focus on repeat business with long-term, well-diversified customers across a variety of end markets, which we believe provides us with a stable cash flow profile and substantial runway for organic growth. Maintenance and service revenues are less cyclical, and are reasonably recurring due to consistent renewal rates and deep customer relationships. We have long-standing relationships with our diverse roster of repeat blue chip customers who are spread across a variety of end markets.

Attractive Industry Fundamentals. We believe that the industries in which we operate are subject to increasingly complex and evolving regulatory environments and have experienced pent-up demand resulting from years of deferred maintenance and retrofit investment. In addition, we believe that there is increasing demand for specialty contracting services and for inspection and maintenance services relating to aging energy infrastructure as customers try to prolong the useful lives of their pipelines and limit incidents. We believe this presents great opportunities for us to drive growth in our businesses and enhance our market share positions. We also believe that the diversity of the niche markets we serve and the regulatory-driven demand for certain of our services will enable us to better withstand various economic cycles.

Disciplined Acquisition Platform with History of Strategic Acquisitions. We have a disciplined acquisition platform through which we systematically target, execute and integrate strategic acquisitions. Since 2005, we have completed over 70 acquisitions. Through our selective approach, we identify and assess companies that align with our strategic priorities and demonstrate key value drivers such as culture, geography, end markets and client base, capabilities and leadership, opportunity to expand our service offering or geographic footprint, or provide a competitive opportunity such as new end markets or client base. Each of our businesses maintains its identity, reputation, customer relationships and culture following acquisition while benefiting from the resources of the APG network, which we believe is an important differentiator.

Differentiated Leadership Culture and Operating Model. We believe that one of our core pillars of success is our distinct leadership development culture predicated on Building Great LeadersTM, our cross-functional leadership development platform designed to enable independent company leadership, cultivate broad management skills, enhance organizational flexibility, and empower the next cohort of leaders across our businesses. This culture of investing in leadership development at all levels of the organization has created an empowered, entrepreneurial atmosphere which facilitates organizational sharing of knowledge and best practices and enables the development of cross-brand solutions and innovation. Moreover, we employ a decentralized operating model which improves speed and responsiveness to customers in industries with strict requirements. This also empowers the leaders of our businesses to drive business performance and execute key decisions, while highlighting the significant focus we place on ensuring members of our team receive continuous investment in their development.

Attractive Financial Performance and Strong Margin and Cash Flow Profile. We believe that, due to our differentiated operating model, diversified services offerings, historically strong organic growth and disciplined acquisition strategy, we have an attractive financial performance profile. In addition, we support margin growth by leveraging our scale to benefit from procurement savings resulting from enhanced purchasing power, serving higher-margin, niche industries, and requiring minimal ongoing maintenance capital expenditures (typically less than 2% of total net revenues). We also have significant recurring revenue, which supports our ability to generate strong operating cash flows.

Our Business Strategy

We intend to continue to grow our businesses, both organically and through acquisitions and advance our position in each of the markets we serve by pursuing the following integrated business strategies:

Drive Organic Growth. We believe that we can continue to grow our businesses organically and capture additional market share across each of our segments by focusing on growing maintenance, inspection, installation, and service revenues and maximizing cross-selling opportunities.

•

Grow Maintenance, Inspection, and Service Revenue. We believe that we can drive substantial organic growth by focusing on growing our maintenance, inspection, and service revenue, which is a component of our business in each of our segments. We plan to capitalize on our broad base of installed projects, cross-selling opportunities, and customer relationships to continue to grow maintenance, inspection, and service revenue.

•

Maximize Cross-Selling Opportunities. With diverse businesses, a broad reach across a variety of different industries, geographies, and end markets and a culture of collaboration, we believe that we have significant cross-selling opportunities to service more of the project life cycle and, once a project is completed, to continue to grow attractive recurring revenue streams.

Accelerate Growth through Acquisitions. We have a well-established acquisition platform with a track record of executing accretive acquisitions through our selective approach to targeting and assessing potential acquisitions that align with our values and strategic priorities. We believe that the markets in which we operate are fragmented and lend themselves to continued opportunistic acquisitions. We have grown, and plan to continue to drive growth through, accretive acquisitions, targeting businesses in our existing segments and those complementary to our service offerings.

Continue to Foster Leadership Development throughout All Levels of the Organization. We plan to continue to invest in and support our leadership development culture through our Building Great LeadersTM platform, which we believe will continue to empower the leaders across our businesses, drive business performance and create future cross-selling opportunities. Our programmatic training and development curriculum focuses on a range of topics from enhancing technical capabilities to developing soft skills, and decision-making training to enable independent company leadership. We believe that this culture will continue to support our decentralized operating model, which combines the personal attention of a small-to-medium sized company with the strength and support of an industry leader.

Leverage Our Scale and Services Portfolio. We believe that we can grow our businesses and increase our market position by leveraging our scale and broad portfolio of services offerings to capitalize on demand for single-source national providers. For example, we plan to focus on expanding national accounts and further developing an entity-wide purchasing program to realize the benefits from volume discounts and vendor pricing. In addition, we plan to leverage our industry-leading positions and the leadership across our businesses to capture growth opportunities across each of our segments.

Customers

We have long-standing relationships with many customers in each of the industries we serve. We serve customers in both the public and private sectors, including commercial, industrial, data center, distribution, manufacturing, education, healthcare, communications, utilities, energy, high tech and governmental markets. Our customers range from Fortune 500 companies with diverse, worldwide operations to single-location companies. We have low customer concentration with no single customer accounting for more than 10% of our total net revenues for 2020.

Our focus on providing high quality service promotes deep, long-term relationships with our customers which often results in continued opportunities for new business and a reliable source of recurring revenue for ongoing inspection, maintenance and monitoring services. We often provide services under master service and other service agreements, which can be multi-year agreements, subject to earlier termination. The remainder of our work is generated pursuant to contracts for specific projects or jobs that require shorter-term specialty contracting services.

Customers are billed with varying frequency, the timing of which is generally dependent upon advance billing terms, milestone billings based on completion of certain phases of the work, or when services are provided. Under the typical payment terms of master and other service agreements and contracts for specific projects, the customer makes progress payments based on quantifiable measures of performance as defined in the agreements. Some of our contracts include retainage provisions, under which a portion of the contract amount can be retained by the customer until final contract settlement.

Government Regulation and Environmental Matters

A significant portion of our business activities is subject to foreign, federal, state and local laws and regulations. These regulations are administered by various foreign, federal, state and local health and safety and environmental agencies and authorities, including the Occupational Safety and Health Administration (“OSHA”) of the U.S. Department of Labor and the Environmental Protection Agency (“EPA”). Failure to comply with these laws and regulations may involve civil and criminal liability. From time to time, we are also subject to a wide range of reporting requirements, certification and compliance requirements as prescribed by various federal and state governmental agencies. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws and regulations will require us to make material expenditures. We believe we have all required licenses to conduct our business activities and are in substantial compliance with applicable regulatory requirements. If we fail to comply with applicable regulations, we could be subject to substantial fines or revocation of our operating licenses.

We are subject to various federal and state labor and employment laws and regulations, including the Fair Labor Standards Act, Equal Opportunity Employment Act and wage and hour laws, which govern minimum wage requirements, overtime, working conditions, mandatory benefits, health insurance and other employment-related matters. Additionally, a large portion of our business uses labor that is provided under collective bargaining agreements. As such, we are subject to federal laws and regulations related to unionized labor and collective bargaining, including the National Labor Relations Act.

We also are subject to various environmental laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, liabilities can be imposed for cleanup of properties, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our business. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations. Our contracts with customers may also impose liabilities on us regarding environmental issues that arise through the performance of our services. From time to time, we may incur costs and obligations related to environmental compliance and/or remediation matters.

Effect of Seasonality and Cyclical Nature of Business

Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather, and include impacts of customer spending patterns, contract award seasons, project schedules, holidays and timing, in particular, for large, non-recurring projects. Typically, our revenue is lowest at the beginning of the year and during the winter months during the first quarter because cold, snowy or wet conditions can cause project delays. Revenue is generally higher during the summer and fall months during the third and fourth quarters, due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Continued cold and wet weather can often affect second quarter productivity. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive effect on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. The effects of the COVID-19 pandemic have resulted and could continue to result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions.

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

Competitive Environment

We operate in industries which are highly competitive and highly fragmented. There are relatively few barriers to entry in many of the industries in which we operate, and as a result, any organization that has adequate financial resources and access to technical expertise could become a competitor. In each of our segments, we compete with a number of companies, ranging from small, owner-operated businesses operating in narrow geographic regions to large companies with national scale who have significant financial, technical and marketing resources.

We compete based on a variety of factors, including price, service, technical expertise and experience, quality, safety record, response time and reputation for customer service. A portion of our revenue is derived from agreements with customers that contain fixed price or per unit terms, and price is often an important factor in the contract award process for such work. However, we believe our customers also consider a variety of other factors, including those described above, when selecting a service provider, and we believe that our technical capabilities, broad geographic reach and skilled labor force enable us to compete against our larger competitors.

Supply

We have multiple domestic and foreign supply sources at competitive pricing for substantially all of our raw material and installed components. The raw materials and various purchased components we use such as piping, steel, sheet metal, fire suppression/detection components and HVAC equipment have generally been available in sufficient quantities in a timely manner. We do and can rely on multiple third-party manufacturers as a source for pre-fabricated goods or system components. Historically we have been able to mitigate commodity cost exposure by purchasing or price locking commodities early for particular projects, as well as selectively using time or market-based escalation provisions in proposals and contracts. While we have experienced some COVID related impacts on our supply chain to date, they have not been significant. We do not anticipate experiencing significant procurement challenges, as the purchases of required materials can be sourced from multiple sources; however, tariffs or other changes in international trade relations or other factors such as the impact of pandemics or the resurgence of COVID or its variants and other future pandemics, could result in limited availability of or increased costs for some materials.

Sales and Marketing

All employees, from leadership to project managers, are responsible for developing and maintaining successful long-term relationships with key customers in each of the industries we serve. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing reliable, high-quality service in a professional manner. We believe we can continue to leverage specific technical and marketing strengths at the individual business-level to expand the services offered in each business’s market. Our culture of collaboration across our businesses provides significant cross-selling opportunities to leverage our current project base, existing relationships and professional expertise to provide additional services to our existing customers. Through our Safety Services Segment, we provide a single point of contact for customers with a regional or national portfolio of properties through our National Service Group (“NSG”) team which enhances our understanding of customers on a national scale and allows us to build more meaningful relationships with our customers. Through our NSG team, we are able to quickly and efficiently allocate resources to meet customer needs.

Insurance and Legal Proceedings

The primary insured risks in our operations are bodily injury, property damage and workers’ compensation injuries. We are insured for workers’ compensation, employer’s liability, auto liability, general liability and employee group health insurance and retain the risk for claims resulting from uninsured deductibles per-incident or occurrence. Because we have very large deductibles, the vast majority of our claims are paid by us, so as a practical matter we self-insure the great majority of these risks. Losses under all of these insurance programs are accrued based upon our estimate of the ultimate liability for claims reported and an estimate of claims incurred but not reported, with assistance from third-party actuaries. These insurance liabilities are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts, historical trends and industry averages using the assistance of an actuary to project the extent of these obligations, and management believes such accruals are adequate.

Human Capital Management

As of December 31, 2020, we had approximately 13,000 employees, of which approximately 5,700 were represented by unions and were subject to various collective bargaining agreements. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are in good standing.

Talent Development and Employee Engagement

Our continued success will depend, in part, on our ability to continue to attract, motivate, retain and reward high-quality, skilled employees. We are a military veteran recruiter in the U.S. and benefit from the leadership and loyalty that military veterans bring to our company. We believe our success in attracting and retaining qualified employees will be based on the quality of our training, leadership development and opportunities for advancement and we invest in several structured programs designed to attract and develop our human capital. For examples, our unique Leadership Development Program, predicated on Building Great LeadersTM, was created for employees in leadership positions to develop their leadership skills from mentors inside the Company while also broadening their understanding of the services offered across our businesses. This rotational program exposes participants to several of the company’s businesses across all three segments over the span of one year. On each rotation, the participant is assigned a mentor who provides real-time feedback and counseling and is offered first-hand exposure to various leadership roles and functions. Graduates of the program are placed at an individual business based on their performance and feedback from their mentors.  We also offer an Accelerated Readiness Program focusing on advancing the business and leadership skills of employees leading large departments or branch offices.  This immersive 20 month program includes a blend of in-person group learning modules, executive coaching, and hands-on learning opportunities focused on real business challenges we face.  Our field-based leadership has the opportunity to participate in a development program focused on building foundational leadership skills.  This program is highly differentiated from many field-based programs, which tend to focus on technical competence, not leadership.   In addition, we offer less structured tools and opportunities for development, including executive coaching, strategic leadership advisory services and on-demand learning opportunities hosted on our learning management platform, our intranet site and through podcasts.  We monitor employee engagement through periodic engagement assessments and provide recommendations for follow up based on this work.

Health & Safety

We have a safety culture that is grounded in our commitment to zero incidents. We have established safety training and on-site safety programs throughout our operations to ensure that all employees comply with safety standards we have established and that are established under federal, state and local laws and regulations. We have implemented our safety program, STEPS (Striving Toward Excellence and Professionalism in Safety), which promotes safety culture awareness throughout our operations. We are also advancing our observation-based safety program which we feel can further enhance the safety of our employees and the communities we serve.  Additionally, we participate in an annual Safety Week which includes activities designed to elevate safety awareness and we hold an annual competition to acknowledge and reward businesses exhibiting excellence in safety. Safety audits are conducted by safety professionals at each business to ensure the highest safety standards are upheld.

Our rate of incidents recordable under the standards of the OSHA per one hundred employees per year, also known as the OSHA recordable rate, was 1.3 and 1.2 during 2020 and 2019, respectively, less than half of the most recently published OSHA rate for our industry of 2.8.

In response to COVID-19, we implemented various measures to protect the health and safety of our employees and customers including work-from-home accommodations (where practical), social distancing and deep cleaning protocols at all of our facilities as well as travel restrictions, among other measures, which measures comply with applicable governmental regulations and guidance.

Competitive Pay, Benefits and Total Rewards and Practices

Our total rewards philosophy is designed to align the compensation of our employees with individual and Company performance, and to provide the appropriate market-competitive incentives to attract, retain and motivate employees to achieve superior results. In addition, we offer a company-paid assistance program to help employees and their families with mental health and other life challenges. In coordination with each country’s social welfare system, and in addition to any required local health care participation, we may provide additional health and welfare benefits depending on, among other things, the market competitiveness in that country.

Available Information

Our internet website address is www.apigroupcorp.com. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and proxy statements for our annual meeting of stockholders, as soon as reasonably practicable after each such material is electronically filed with or furnished to the SEC. The SEC also makes available at www.sec.gov reports, proxy and information statements and other information filed by issuers with the SEC, such as the Company.

Item 1A. Risk Factors.

Risks Related to Our Business

Our business strategy includes acquiring companies and making investments that complement our existing businesses. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.

We expect to continue to evaluate the acquisition of strategic businesses, service lines, and technologies with the potential to strengthen our industry position or enhance our existing offerings. We cannot assure you that we will identify or successfully complete suitable acquisitions in the future or that completed acquisitions will be successful. Acquisitions that do not achieve the intended strategic or operational benefits could adversely affect our operating results and may result in an impairment charge.

Under certain circumstances, it may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including:  (i) diversion of management’s time and attention from daily operations; (ii) difficulties integrating acquired businesses, technologies and personnel into our business; (iii) inability to obtain required regulatory approvals and/or required financing on favorable terms; (iv) potential loss of key employees, key contractual relationships, or key customers of acquired companies or from our existing businesses; and (v) assumption of the liabilities and exposure to unforeseen liabilities of acquired companies. Any acquisitions or investments may ultimately harm our business or consolidated financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.

We are a decentralized company and place significant decision-making authority with our subsidiaries’ management, supported by certain integrated policies and processes.

We believe our practice of conferring significant authority upon the management of our subsidiaries has been important to our successful growth and has allowed us to be responsive to opportunities and to our customers’ needs.  We seek to maintain business continuity within our subsidiaries while identifying and implementing operational efficiencies, cost synergies, and integration of organizational processes across these companies.  This balance presents certain risks, including the risk we would be slower to identify a misalignment between a subsidiary’s and our overall business strategy or shared processes. Our decentralized organization also creates the possibility that our operating subsidiaries assume excessive risk without appropriate guidance from our centralized accounting, tax, treasury and insurance functions, or external legal counsel, as to the potential overall impact. If an operating subsidiary fails to follow our shared company policies and processes, including those relating to compliance with applicable laws, we could be subjected to risks of noncompliance with applicable regulations, or made party to a contract, arrangement or situation that requires the assumption of disproportionate liabilities or contain other less desirable terms.

As part of our business, we have entered into joint venture arrangements and likely will continue to do so. Our participation in joint ventures exposes us to liability and/or harm to our reputation for failures of our partners.

The purpose of our joint ventures is typically to combine skills and resources to allow for the proposing on and performance of particular projects. Success of these jointly performed projects can be adversely affected by the performance of our joint venture partners, over whom we may have little or no control. Differences in opinions or views between us and our joint venture partners could result in delayed decision-making or failure to agree on material issues that could adversely affect the business and operations of our joint ventures. Additionally, the failure by a joint venture partner to comply with applicable laws, regulations or client requirements could negatively impact our business.

We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from claims or lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if our partners experience cost overruns or project performance issues that we are unable to adequately address, the customer may terminate the project, which could result in legal liability to us, harm our reputation and reduce our profit or increase our loss on a project.

As a newer U.S. public company, we face continued costs and administrative responsibilities associated with the transition from private to public ownership.

As a U.S. publicly traded company with listed equity securities, we need to comply with certain laws, regulations and requirements, including certain provisions of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oley Act”), certain regulations of the SEC and certain New York Stock Exchange (“NYSE”) requirements applicable to public companies. Compliance with these various requirements includes: continued preparation and distribution of periodic public reports under the federal securities laws; continued development or refinement of our internal policies and establishment of frameworks and processes for compliance with such policies; continued establishment and maintenance of internal controls over financial reporting; and continued enhancement of our processes and systems for communicating with our investors. Complying with these statutes, regulations and requirements has and will occupy a significant amount of the time of our Board and management and may continue to increase our costs and expenses, or may not be completed timely.

In addition, as a public company the expense associated with director and officer liability insurance may be higher and more variable than what we have historically experienced.  Consequently, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our Board, particularly to serve on our audit committee.

Risks Related to Our International Operations

We have expanded our international operations, which subjects us to additional risks.

With the acquisition of SK FireSafety (“SKG”) in October 2020 (the “SKG Acquisition”), our international operations expanded from Canada and the United Kingdom (and to a much lesser extent, Mexico, Asia and the Caribbean) to include the Netherlands, Belgium, Norway, and Sweden. Approximately 6.7% of our revenue was derived from areas outside the United States for the year ended December 31, 2020. Our overall business, consolidated financial condition, results of operations and cash flows could be negatively impacted by our international operations. We are paid for work outside the United States in currencies other than the U.S. dollar. Such payments may exceed our local currency needs, and, in certain instances, those amounts may be subject to temporary blocking or taxes or tariffs, and we may experience difficulties if we attempt to convert such amounts to U.S. dollars.

Applicable U.S. and non-U.S. anti-corruption laws, including but not limited to the U.S. Foreign Corrupt Practices Act (“FCPA”), prohibit us from, among other things, corruptly making payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world and in certain industries that may experience corruption, and in certain circumstances, compliance with these laws may conflict with longstanding local customs and practices. Our policies mandate compliance with all applicable anti-corruption laws. We have policies and procedures designed to ensure that our employees and intermediaries who work for us outside the United States comply with these laws, and we otherwise require such employees and intermediaries to comply with these laws. However, there can be no assurance that such policies, procedures and other requirements will protect us from liability under the FCPA or other similar laws for actions taken by our employees or intermediaries; moreover, detecting, investigating and resolving actual or alleged violations of such laws is expensive and could consume significant time and attention of our senior management, in-country management, and other personnel. Liability for such actions could result in severe criminal or civil fines, penalties, forfeitures, disgorgements or other sanctions. This in turn could have a material adverse effect on our reputation, business, consolidated financial condition, results of operations, and cash flows.

Financial Risks

Adverse developments in the credit markets could adversely affect the funding of significant construction projects and therefore reduce demand for our services.

Adverse developments in the credit markets, including reduced liquidity or rising interest rates, could reduce the availability of funding for large capital projects, including construction projects that require our services. Volatility in the credit and equity markets could reduce the availability of debt or equity financing for significant construction projects, causing a reduction in capital spending, which, in the past has resulted, and in the future could result, in project pipeline constraints, project deferrals and project cancellations, any of which could materially and adversely affect our results of operations and liquidity.

We may need additional capital in the future for working capital, capital expenditures or acquisitions, and we may not be able to access capital on favorable terms, or at all, which would impair our ability to operate our business or achieve our growth objectives.

Our ability to generate cash is essential for the funding of our operations and the servicing of our debt. If existing cash balances together with the borrowing capacity under our Credit Facilities were not sufficient to make future investments, make acquisitions or provide needed working capital, we may require financing from other sources. Our ability to obtain such additional financing in the future will depend on a number of factors including prevailing capital market conditions, conditions in our industry, and our operating results. These factors may affect our ability to arrange additional financing on terms that are acceptable to us. If additional funds were not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or pursue other opportunities.

Our use of revenue recognition over time could result in a reduction or reversal of previously recorded revenue or profits.

A material portion of our revenue is recognized over time by measuring progress toward complete satisfaction of performance obligations in the proportion that our actual costs bear to our estimated contract costs at completion. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. We review our estimates of contract revenue, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced, claims against the customer for increased costs incurred by us due to customer induced delays and other factors, or other changes in facts and circumstances that require modifications to estimated costs. Contract losses are recognized in the fiscal period when the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. As a result of the requirements of over time revenue recognition, the possibility exists, for example, that we could have estimated and reported a profit or loss on a contract over several periods and later determined that all or a portion of such previously estimated and reported profits or losses were overstated. If this occurs, the full aggregate amount of the overstatement or understatement will be reported for the period in which such determination is made, thereby eliminating all or a portion of any profits or losses from other contracts that would have otherwise been reported in such period or even resulting in a loss or gain being reported for such period. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long-term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

Discontinuation, reform or replacement of LIBOR and other benchmark rates, or uncertainty related to the potential for any of the foregoing, may adversely affect our business.

Interest payments for borrowings under the Credit Facilities are based on floating rates which at times references a LIBOR rate. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The United Kingdom (“U.K”) Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact interest expense related to borrowings under our Credit Facilities, including the Term Loan and the interest rate swap we entered into with respect thereto. We may in the future pursue amendments to our Credit Facilities to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with its lenders on any such amendments. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. As a result, additional financing to replace our LIBOR-based indebtedness may be unavailable, available on less favorable terms or restricted by the terms of our outstanding indebtedness.

We carry a significant amount of goodwill and identifiable intangible assets on our consolidated balance sheets. Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets.

Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill and identifiable intangible assets for impairment each year, or more frequently if circumstances suggest an impairment may have occurred. As a result of the impact of COVID-19, in the year ended December 31, 2020 we determined that certain of our goodwill and intangible assets were impaired as the carrying values exceeded fair value and we recorded a non-cash charge of $197 million. Given the uncertainty of these factors, as well as the inherent difficulty in predicting the severity and duration of the COVID-19 global pandemic and associated recovery and the uncertainties regarding the potential financial impact on our business and the overall economy, there can be no assurance that our estimates and assumptions made for purposes of the goodwill testing performed during the year ended December 31, 2020 will prove to be accurate predictions of the impact in future periods.

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

Additionally, we have a significant amount of identifiable intangible assets and fixed assets that could also be subject to impairment. If we determine that a significant impairment has occurred in the value of our unamortized intangible assets or fixed assets, we could be required to write off a portion of our assets, which could adversely affect our consolidated financial condition or our reported results of operations.

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

The coronavirus outbreak in China in December 2019 and the subsequent spread of the virus throughout the world has resulted in widespread infections and fatalities. Governments in affected countries, including the United States, have launched measures to combat the spread of COVID-19, including travel bans, quarantines and lock-downs of affected areas that include closures of non-essential businesses. We rely on the availability of our skilled workforce and third-party contractors to meet contractual milestones and timely complete projects. If the COVID-19 pandemic or similar outbreak were to require us to discontinue operations, or to cause shortages of our workforce or third-party contractors, it could result in cancellations or deferrals of project work, which could lead to a decline in revenue and an increase in costs. In addition, such outbreak may impact the availability and prices of the commodities, supplies and materials needed for projects, and we may experience difficulties obtaining such commodities, supplies and materials from suppliers or vendors whose supply chains are impacted by the outbreak. If we are unable to source the essential commodities, supplies and materials in adequate quantities, at acceptable prices and in a timely manner, our business, financial condition and results of operations could be adversely affected. Similarly, our customers may be impacted by the COVID-19 pandemic, which could cause them to cancel or defer project work, or have difficulty settling our accounts receivable timely, if at all, which could have a negative impact on our business.

In addition, our results of operations are materially affected by conditions in the credit and financial markets and the economy generally. Global credit and financial markets have experienced extreme volatility and disruptions as a result of the COVID-19 pandemic including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that deterioration in credit and financial markets and confidence in economic conditions will not occur or be sustained as a result of the COVID-19 pandemic. Any protracted economic disruption or recession could lead customers to delay or cancel projects, which would negatively impact our revenues, earnings and financial condition. As noted, as a result of the pandemic, certain of our goodwill and intangible assets were impaired.  The impacts of COVID-19 may also lead to increases in our future contribution obligations and potential withdrawal liability exposure in connection with the multiemployer pension plans in which we participate.  In addition, our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure by us or our customers to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon current or expected projects.

The circumstances and global disruption caused by COVID-19 has affected, and we believe will continue to affect, our businesses, operating results, cash flows and financial condition; however, the scope and duration of the impact is highly uncertain. The full extent to which the COVID-19 pandemic impacts our business, markets, supply chain, customers and workforce will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to treat or contain it or to otherwise limit its impact, among others.

In connection with our preparation of our consolidated financial statements for the years ended December 31, 2020, 2019 and 2018, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP (as later defined). Prior to the APi Acquisition (as later defined), the acquired business was not subject to public company internal control framework requirements and therefore did not design and document its control environment to be in compliance with required public company standards. Additionally, we and our independent registered public accounting firm were not required to and did not perform an evaluation of our internal control over financial reporting as of December 31, 2020, 2019 and 2018 in accordance with the provisions of the Sarbanes-Oxley Act. In connection with our preparation of our consolidated financial statements in this registration statement for the years ended December 31, 2020, 2019 and 2018, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

We cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.  Management is in the process of executing its remediation plan. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable when required in the future to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Common Stock could be adversely affected, and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Our substantial indebtedness may adversely affect our cash flow and our ability to operate our business and fulfill our obligations under our indebtedness.

As of December 31, 2020, on a consolidated basis, we had $1.4 billion in principal amount of debt outstanding under our Credit Facilities (as later defined), capital lease obligations totaling approximately $20 million and other indebtedness totaling approximately $5 million.

Our substantial indebtedness could have significant effects on our operations. For example, it may:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends, research and development efforts and other general corporate purposes;

•	increase the amount of our interest expense, because our borrowings are at variable rates of interest, which, if interest rates increase, would result in higher interest expense;

•	cause credit rating agencies to view our debt level negatively;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	limit our ability to make strategic acquisitions, introduce new technologies or exploit business opportunities; and

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness.

In addition, the Credit Agreement governing the Credit Facilities contains covenants that restrict our operations. These covenants restrict, among other things, our ability to incur additional debt, grant liens, pay cash dividends, enter new lines of business, redeem our Common Stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. These restrictions could limit our ability to plan for or react to market conditions, meet extraordinary capital needs or otherwise take actions that we believe are in the best interest of the Company. Further, a failure by us to comply with any of these covenants and restrictions could result in an event of default that, if not waived or cured, could result in the acceleration of all or a substantial portion of the outstanding indebtedness thereunder.

The terms of our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities, and our future debt level may limit our future financial and operating flexibility.

The Credit Agreement governing the Credit Facilities prohibits distributions on, or purchases or redemptions of, securities if any default or event of default is continuing. In addition, it contains various covenants limiting our ability to, among other things, incur indebtedness if certain financial ratios are not maintained, grant liens, engage in transactions with affiliates, enter into sale-leaseback transactions, and sell substantially all of our assets or enter into a merger or consolidation. The Credit Agreement governing the Credit Facilities also treats a change of control as an event of default and also requires us to maintain certain leverage ratios.

Our ability to access capital markets to raise capital on favorable terms will be affected by our debt level, our operating and financial performance, the amount of our current maturities and debt maturing in the next several years, and by prevailing credit market conditions. Moreover, if lenders or any future credit rating agency downgrade our credit rating, then we could experience increases in our borrowing costs, face difficulty accessing capital markets or incurring additional indebtedness, be unable to receive open credit from our suppliers and trade counterparties, be unable to benefit from swings in market prices and shifts in market structure during periods of volatility in the crude oil and natural gas markets or suffer a reduction in the market price of our Common Stock. If we are unable to access the capital markets on favorable terms at the time a debt obligation becomes due in the future. The price and terms upon which we might receive such extensions or additional bank credit, if at all, could be more onerous than those contained in existing debt agreements. Any such arrangements could, in turn, increase the risk that our leverage may adversely affect our future financial and operating flexibility and thereby impact our ability to pay cash distributions at expected rates.

We may incur substantial additional indebtedness, which could further exacerbate the risks that we may face.

Subject to the restrictions in the agreements that govern the Credit Agreement, we may incur substantial additional indebtedness (including secured indebtedness) in the future. These restrictions are subject to waiver and a number of significant qualifications and exceptions, and indebtedness incurred in compliance with these restrictions could be substantial.

Any material increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	we would have additional cash requirements in order to support the payment of interest on our outstanding indebtedness;

•	increases in our outstanding indebtedness and leverage would increase its vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•	depending on the levels of our outstanding indebtedness, our ability to obtain additional financing for working capital, capital expenditures and general corporate purposes could be limited.

An increase in interest rates would increase the interest costs on our Credit Facilities and on our floating rate indebtedness and could impact adversely our ability to refinance existing indebtedness or to sell assets.

Interest payments for borrowings under the Credit Facilities are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes.

Rising interest rates also could limit our ability to refinance existing indebtedness when it matures and increase interest costs on any indebtedness that is refinanced. We have and may continue to enter into agreements such as floating-to-fixed interest rate swaps, caps, floors and other hedging contracts in order to fully or partially hedge against the cash flow effects of changes in interest rates for floating rate debt. For example, effective October 1, 2019, we entered into an interest rate swap on a portion of our Term Loan, which swapped a portion of the principal amount which was accruing interest at a rate based on LIBOR for a fixed rate. However, we may not maintain interest rate swaps with respect to all of our floating rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, these agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.

We are effectively self-insured against many potential liabilities.

We maintain insurance policies covering a broad range of risks, including automobile liability, general liability, workers’ compensation and employee group health. However, these policies do not cover all possible claims and certain of the policies are subject to large deductibles. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. In addition, if any of our insurance carriers defaulted on their obligations to provide insurance coverage by reason of its insolvency or for other reasons, our exposure to claims would increase and our profits would be adversely affected.

Our estimates for unpaid claims and expenses are based on known facts, historical trends and industry averages, utilizing the assistance of an actuary. The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, these liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs and the terms and conditions of our insurance policies. Our accruals are based upon known facts, historical trends and our reasonable estimate of future expenses, and we believe such accruals are adequate. However, unknown or changing trends, risks or circumstances, such as increases in claims, a weakening economy, increases in medical costs, changes in case law or legislation, or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. In such case, adjustments to our balance sheet may be required and these increased liabilities would be recorded in the period that the experience becomes known. Our costs of insurance coverage have steadily risen and the market, particularly for excess coverage, has hardened. Insurance carriers may be unwilling, in the future, to provide our current levels of coverage without a significant increase in insurance premiums and/or collateral requirements to cover our obligations to them. Increased collateral requirements may be in the form of additional letters of credit and/or cash, and an increase in collateral requirements could significantly reduce our liquidity. If insurance premiums continued to increase, and/or if insurance claims are higher than our estimates, our profitability could be adversely affected.

Improperly managed projects or project delays may result in additional costs or claims against us, which could have a material adverse effect on our operating results, cash flows and liquidity.

The quality of our performance on any given project depends in large part upon the ability of the project manager(s) to manage relationships and the project itself and to timely deploy appropriate resources, including both third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if a project manager or our personnel miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones. Additionally, delays on a particular project, including delays in designs, engineering information or materials provided to us by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from failure to timely obtain permits or rights-of-way or to meet other regulatory requirements, weather-related delays, governmental, industry, political and other factors, some of which are beyond our control, could result in cancellations or deferrals of project work, which could lead to a decline in revenue, or, for project deferrals, could cause us to incur costs for standby pay, and could lead to personnel shortages on other projects scheduled to commence at a later date.

We could also encounter project delays due to local opposition, including political and social activism, which could include injunctive actions or public protests related to the siting of oil, natural gas, or electric power transmission lines or for power generation or other facilities, and such delays could adversely affect our project margins. In addition, some of our agreements require that we share in cost overages or pay liquidated damages if we do not meet project deadlines; therefore, any failure to properly estimate or manage cost, or delays in the completion of projects, could subject us to penalties, which could adversely affect our results of operations, cash flows and liquidity. Further, any defects or errors, or failures to meet our customers’ expectations, could result in reputational harm and large damage claims against us. Due to the substantial cost of, and potentially long lead-times necessary to acquire certain of the materials and equipment used in our complex projects, damage claims could substantially exceed the amount we can charge for our associated services.

Risks Related to Our Contracts

We may not accurately estimate the costs associated with services provided under fixed price contracts, which could impair our financial performance.

A portion of our agreements with customers contain fixed price terms. Under these contracts, we typically set the price of our services on a per unit or aggregate basis and assume the risk that costs associated with our performance may be greater than what we estimated. We also enter into contracts for specific projects or jobs that require the installation or construction of an entire infrastructure system or specified units within an infrastructure system, many of which are priced on a fixed price or per unit basis. Profitability for these contracts will be reduced if actual costs to complete a project exceed our original estimates. If estimated costs to complete the remaining work for a project exceed the expected revenue to be earned, the full amount of any expected loss is recognized in the period the loss is determined. Our profitability on these contracts is therefore dependent upon our ability to accurately estimate the costs associated with our services and our ability to execute in accordance with our plans. A variety of factors could negatively affect these estimates, including changes in expected productivity levels, conditions at work sites differing materially from those anticipated at the time we propose on the contract, and higher than expected costs of labor and/or materials. These variations, along with other risks inherent in performing fixed price contracts, could cause actual project results to differ materially from our original estimates, which could result in lower margins than anticipated, or losses, which could reduce our profitability, cash flows and liquidity.

A portion of our contracts allocate the risk of price increases in supplies to us.

For certain contracts, including where we have assumed responsibility for procuring materials for a project, we are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. In addition, our customers’ capital budgets may be impacted by the prices of certain materials. These prices could be materially impacted by general market conditions and other factors, including U.S. trade relationships with other countries or the imposition of tariffs. We are also exposed to increases in energy prices, including as they relate to gasoline prices for our rolling-stock fleet of approximately 8,000 units. Additionally, the price of fuel required to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control. Any increase in fuel costs could materially reduce our profitability and liquidity to the extent we are not able to adjust our pricing for such expenses. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects.

Some of our subsidiaries are government contractors, and they are subject to complex rules and regulations governing government contractors, and their contracts with government entities are subject to audit. Violations of the applicable rules and regulations could result in a subsidiary being barred from future government contracts.

Government contractors must comply with many regulations and other requirements that relate to the award, administration and performance of these contracts, and government contracts are subject to audit. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract or debarment from proposing on government contracts in the future. Further, despite our decentralized nature, a violation at one of our locations could impact other locations’ ability to propose on and perform government contracts. Additionally, because of our decentralized nature, we face risks in maintaining compliance with all local, state and federal government contracting requirements. Prohibition against proposing on future government contracts could have an adverse effect on our consolidated financial condition and results of operations.

Our backlog is subject to reduction or cancellation, and revenues may be realized in different periods than initially reflected in our backlog.

Our backlog includes the estimated unsatisfied performance obligations associated with the services to be performed under customer contracts. These estimates are based on contract terms and evaluations regarding the timing of the services to be provided. In many instances, our customers are not contractually committed to procure specific volumes of services under a contract. Revenue estimates reflected in our backlog can be subject to change due to a number of factors, including contract cancellations and contract changes made by our customers to the amount or nature of the work actually performed under a contract. In addition, revenue reflected in our backlog may be realized in periods different from those previously reported due to the factors above as well as project accelerations, or delays due to various reasons, including, but not limited to, customer scheduling changes, commercial issues such as permitting, engineering revisions, difficult job site conditions, and adverse weather. The amount or timing of our backlog can also be impacted by the merger or acquisition activity of our customers. As a result, our backlog as of any particular date is an uncertain indicator of the amount of or timing of future revenues and earnings.

Some of our customers require surety bonds as a contract term and, accordingly, a portion of our business depends on our ability to provide surety bonds. Any difficulties in the financial and surety markets or in our ability to obtain surety bonds may cause a material adverse effect on our bonding capacity and, therefore, our capacity to compete for or work on projects.

As of December 31, 2020, we had approximately $275 in outstanding construction surety bonds (bid, payment, and performance bonds) related to our projects that required an underlying surety bond. Historically, surety market conditions have experienced times of difficulty as a result of significant losses incurred by surety companies and the results of macroeconomic trends outside of our control. Consequently, during times when less overall bonding capacity is available in the market, surety terms have become more expensive and more restrictive. We cannot guarantee our ability to maintain a sufficient level of bonding capacity in the future, which could preclude our ability to propose for certain contracts or successfully contract with some customers.

Our surety providers are under no commitment to guarantee us access to new bonds in the future; thus, our ability to access or increase bonding capacity is at the sole discretion of the providers. If our surety companies were to limit or eliminate our access to bonds, the alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds, and posting other forms of collateral for project performance, such as letters of credit or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. If we were to experience an interruption or reduction in the availability of bonding capacity as a result of these or any other reasons, we may be unable to compete for or work on the portion of projects available to us that require bonding. Additionally, even if we continue to access bonding capacity to sufficiently bond future projects, we may be required to post collateral to secure bonds, which would decrease the liquidity we would have available for other purposes.

In some instances, we guarantee performance and completion of contracts entered into by our subsidiaries, which could subject us to additional costs.

In some instances, we guarantee completion of a subsidiary’s contract or project by a specific date or price, cost savings, or achievement of certain performance standards. If a third party holding the guaranty seeks relief thereunder, we may be held responsible for performance under the subsidiary’s contract and costs resulting from the subsidiary’s failures. If we subsequently fail to meet such guarantees, such failure could result in our payment of liquidated or other damages. To the extent that any of these events occur, the total costs of a project could exceed the original estimated costs, and we would experience reduced profits or, in some cases, a loss.

Risks Related to Our Workforce

Our unionized workforce and related obligations could adversely affect our operations. These obligations may include cash contributions to meet our underfunded obligations in certain multiemployer pension plans.

As of December 31, 2020, approximately 43.8% of our employees were covered by collective bargaining agreements. The terms of these agreements limit our discretion in the management of covered employees and our ability to nimbly implement changes in the terms and conditions of employment to meet business needs. Certain of our unionized employees have participated in strikes and work stoppages in the past, and we cannot be certain that strikes or work stoppages will not occur in the future. Strikes or work stoppages could adversely impact relationships with our customers and could cause us to lose business and experience a decline in revenues. Our ability to complete future acquisitions also could be adversely affected because of our union status for a variety of reasons. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some businesses may not want to become affiliated with a union-based company. Moreover, certain of our customers require or prefer a non-

union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews become unionized, which could negatively affect our business, consolidated financial condition, results of operations and cash flows.

Additionally, our collective bargaining agreements generally require us to participate with other companies in multiemployer pension plans. To the extent those plans are underfunded, the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated or experience a mass withdrawal. In connection with our acquisitions, we may be required to increase our exposure to withdrawal liabilities for underfunded multiemployer pension plans to which an acquired company historically contributed or presently contributes. Our future contribution obligations and potential withdrawal liability exposure with respect to these plans could increase significantly based on the investment and actuarial performance of those plans, the insolvency of other companies that contribute to those plans and other factors, which could be negatively impacted as a result of the unfavorable and uncertain economic and financial market conditions resulting from the ongoing COVID-19 pandemic and related issues.

In addition, certain plans to which we contribute or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, cash flow position and whether it is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be estimated due to uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

We maintain a workforce based upon current and anticipated workloads. We could incur significant costs and reduced profitability from underutilization of our workforce if we do not receive future contract awards, if contract awards are delayed, or if there is a significant reduction in the level of services we provide. Shortages of skilled labor could impede our ability to provide timely, cost-effective services to our customers

Our estimates of future performance and results of operations depend, among other factors, on whether and when we receive new contract awards, which affect the extent to which we are able to utilize our workforce. The rate at which we utilize our workforce is affected by a variety of factors, including our ability to forecast the need for our services, which allows us to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects or between internal business groups, our ability to manage attrition, and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, professional knowledge and experience, these estimates may not be accurate and may frequently change based on newly available information. In the case of large-scale projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size to our project needs. If an expected contract award is delayed or not received, we could incur significant costs and reduced profitability resulting from underutilization of our workforce, redundancy of facilities, or from efforts to right-size our workforce and/or operations, which could reduce our profitability and cash flows.  Conversely, general trends in our industry suggest that we may face a shortage of skilled workers in the mid- to long-term.  Competition in the market for labor could drive up our costs, reduce our profitability, or impact our ability to deliver timely service to our customers.

Risks Related to Our Customer Base

We serve customers who are involved in energy exploration, production and transportation, and adverse developments affecting activities in these industries, including sustained low or further reduced oil or natural gas prices, reduced demand for oil and natural gas products, or increased regulation of exploration and production, could have a material adverse effect on our results of operations.

Our energy and infrastructure businesses depend on energy industry participants’ willingness to make operating and capital expenditures to build pipelines to transport oil and natural gas and the development and production of oil and natural gas in the United States. The level of activity in the new construction of oil and natural gas pipelines, oil and natural gas exploration and production in the U.S. has been volatile. A reduction in these activities generally results in decreased demand for our support services in that industry. Therefore, if these expenditures decline, our business is likely to be adversely affected.

During the COVID-19 pandemic, the prices of crude oil and related products dropped substantially in 2020. This price and demand volatility impacted the level of work customers were undertaking. However, the price of crude oil and related products have largely recovered in 2021, and remain uncertain. This uncertainty is heightened by the potential for significant change in energy policy under the Biden administration. If crude oil prices fall or experience further volatility, energy and production companies, pipeline owners and operators and public utility or local distribution companies in the regions we conduct our business may reduce or delay capital spending to expand or maintain their pipelines or oil and natural gas production. Decreases in production related field activities could have an adverse effect on our consolidated financial position, results of operations, demand for services, and cash flows.

A portion of our future growth is based on the ability and willingness of public and private entities to invest in infrastructure.

A portion of our current business and a portion of our future growth is expected to result from public and private investments in infrastructure. As a result, reduced or delayed spending, including the impact of government sequestration programs or other changes in budget priorities could result in the deferral, delay or disruption of our projects. These potential events could also impact our ability to be timely paid for our current services, which could adversely affect our cash flows and margins.

Risks Related to Our Occupational Hazards

Our businesses at times perform services under challenging conditions involving factors outside of our control.

The challenging conditions we encounter may include, without limitation, (i) hard to reach terrain and difficult site conditions; (ii) challenging engineering, procurement and construction phases, which may occur over extended time periods; (iii) difficulties or delays in designs or materials provided by the customer or a third party; (iv) equipment and material delivery delays; (v) schedule changes; (vi) delays from customer failure to timely obtain rights-of-way; (vii) weather-related delays, (viii) COVID-19-related changes to working conditions or disruptions; and (ix) delays by subcontractors in completing their portion of the project.  Performing services under such conditions can result in project delays or cancellations, potentially causing us to incur unanticipated costs, reductions in revenue or the payment of liquidated damages. In addition, some of our contracts require that we assume the risk should actual site conditions vary from those expected.

In some cases, delays and additional costs may be substantial, and we may be required to cancel a project and/or compensate the customer for the delay. We may not be able to recover any of such costs. Any such delays, cancellations, errors or other failures to meet customer expectations could result in damage claims substantially in excess of the revenue associated with a project. Delays or cancellations could also negatively affect our reputation or relationships with our customers, which could adversely affect our ability to secure new contracts.

Our business is subject to operational hazards due to the nature of services we provide and the conditions in which we operate, including electricity, fires, explosions, mechanical failures and weather-related incidents.

The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety, may apply to our operations. We incur capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future, including, in extreme cases, criminal sanctions.

While we invest substantial resources in occupational health and safety programs, the construction industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability. Although we have taken what we believe to be appropriate precautions, we have had employee injuries and fatalities in the past and may suffer additional injuries or fatalities in the future. Serious accidents of this nature may subject us to substantial penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our consolidated financial condition, results of operations or cash flows. In addition, if our safety record were to deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, customers could cancel existing contracts and not award future business to us, which could materially adversely affect our liquidity, cash flows and results of operations. If we were not able to successfully resolve such issues, our ability to service our customers could be damaged, which could lead to a material adverse effect on our consolidated results of operations, cash flows and liquidity.

Construction projects undertaken by us expose our employees to electrical lines, pipelines carrying potentially explosive or toxic materials, heavy equipment, transportation accidents, adverse weather conditions and the risk of damage to equipment and property.

These hazards, among others, can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations and large damage claims which could, in some cases, substantially exceed the amount we charge for the associated services. In addition, if serious accidents or fatalities occur, or if our safety records were to deteriorate, we may be restricted from proposing on certain work or obtaining new contracts, and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and ratings bureaus. The occurrence of accidents in the course of our business could result in significant liabilities, employee turnover, increase the costs of our projects or harm our ability to perform under our contracts or enter into new customer contracts, all of which may subject us to liabilities, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover and could materially adversely affect our profitability and our consolidated financial condition.

Claims and Litigation Risks

We are and may become subject to periodic litigation which may adversely affect our business and financial performance.

We are subject to various lawsuits, administrative proceedings and claims that arise in the ordinary course of business. We could be party to class and collective actions, along with other complex legal disputes, that could materially impact our business by requiring, among other things, unanticipated management attention, significant attorney fees and settlement spend, or operational adjustments implemented in response to a settlement, court order or to mitigate future exposure.

We may have litigation in a variety of matters, some matters may be unpredictable or unanticipated, and the frequency and severity of litigation could increase. Because lawsuits are inherently unpredictable, assessing contingencies is highly subjective and requires judgements about future events. A judgement that is not covered by insurance or that is significantly in excess of our insurance coverage could materially adversely affect our consolidated financial condition or results of operations.

We are exposed to product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings.

From time to time, we are subject to product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings relating to the products we install that, if adversely determined, could adversely affect our consolidated financial condition, results of operations and cash flows. We rely on manufacturers and other suppliers to provide us with most of the products we install. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products. In addition, we are exposed to potential claims arising from the conduct of our employees, and other subcontractors, for which we may be contractually liable.

We have in the past been, and may in the future be, subject to liabilities in connection with injury, death, or damage incurred in conjunction with the installation of our products. Although we currently maintain what we believe to be suitable and adequate insurance, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities.

Such claims and legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. In addition, lawsuits relating to construction defects typically have statutes of limitations that can run as long as ten years. Claims of this nature could also have a negative impact on customer confidence in our businesses and services. Current or future claims could have a material adverse effect on our reputation, business, consolidated financial condition and results of operations.

We are and may become subject to periodic regulatory proceedings, including Fair Labor Standards Act (“FLSA”) and state wage and hour class action lawsuits, which may adversely affect our business and financial performance.

Pending and future wage and hour litigation, including claims relating to the Fair Labor Standards Act, analogous state laws, or other state wage and hour laws could result in significant attorney fees and settlement costs. Resolution of non-litigated alleged wage and hour violations could also negatively impact our performance. The potential settlement of, or awards of damages for, such claims also could materially impact our financial performance as could operational adjustments implemented in response to a settlement, court order or in an effort to mitigate future exposure. Additionally, an increased volume of alleged statutory violations or matters referred to an agency for potential resolution could result in significant attorney fees and settlement costs that could, in the aggregate, materially impact our financial performance.

Our contracts contain provisions that may require us to pay damages or incur costs if we fail to meet our contractual obligations.

If we do not meet our contractual obligations, our customers may look to us to pay damages or pursue other remedies, including, in some instances, the payment of liquidated damages. Additionally, if we fail to meet our contractual obligations, or if our customer anticipates that we cannot meet our contractual obligations, our customers may, in certain circumstances, seek reimbursement from us to cover the incremental cost of having a third party complete or remediate our work. Our results of operations could be adversely affected if we are required to pay damages or incur costs as a result of a failure to meet our contractual obligations.

Risks Related to the Industries in Which We Operate

We have significant operations in the construction industry, which is highly competitive, and our failure to effectively compete could reduce our market share and harm our financial performance.

The construction industry is highly fragmented, and we compete with other companies in each of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also compete with existing and prospective customers who perform some of the services we offer, which could reduce the amount of services we perform for our customers. There are relatively few barriers to entry for certain of the services we provide and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become a competitor. Further, smaller competitors are more susceptible to consolidation. Consolidation of smaller entities could create larger national competitors which could adversely affect our business or profitability.

Most of our customers’ work is awarded through proposal processes. Consequently, price is often a significant factor that determines whether we are awarded the project, especially on smaller, less complex projects. Smaller competitors may have an advantage against us based on price alone due to their lower costs and financial return requirements. Additionally, our proposals for certain projects may depend on customer perception, including our perceived relative ability to perform the work as compared to our competitors or a customer’s perception of technological advantages held by our competitors as well as other factors. Our market share and results of operations could be materially and adversely affected if we are unsuccessful in proposing on projects or renewing our master service agreements, or if our ability to be awarded such projects or agreements requires that we accept less desirable terms, including lower margins.

Our businesses are dependent on levels of construction activity and an economic downturn in that industry could materially and adversely affect our business.

The demand for our services – including without limitation general construction, safety services, electrical utility transmission buildouts, grid connections, and pipeline construction – is substantially dependent upon the existence of construction projects across multiple markets including energy and infrastructure, commercial, and industrial. Any period of economic recession affecting the volume or size of those projects is likely to adversely impact our business. Many of the projects that require our services involve long timelines from conception to completion, and many of the services that we offer are required later in the project’s lifecycle. Consequently, some of our businesses experience the results of economic trends later in an economic cycle.

The construction industry and individual markets within that industry have historically been vulnerable to macroeconomic downturns and we expect that will continue to be the case. The industry is traditionally cyclical in nature and economic downturns can adversely affect the willingness and ability of our customers to commit to capital expenditures. Such a decline would likely reduce the demand for certain of our services.

For example, the market for hydrocarbons has historically experienced significant volatility since 2015 and this volatility has continued during the COVID-19 pandemic. To the extent that energy producers reduce exploration, development or refining activities in response to changes in their respective markets, the demand for our services would be adversely affected. In the past, reductions in new housing starts have also negatively affected the construction industry. Generally, when demand for our services is reduced, it leads to greater price competition and decreased revenue and profit, any of which could materially and adversely affect our results of operations and liquidity.

The industries we serve, including the construction industry, can be seasonal, cyclical and affected by weather conditions at project sites and other variations, the combined effects of which can potentially delay cash flows and adversely impact our results of operations.

Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by various factors, including weather, customer spending patterns, proposal seasons, project schedules, holidays and timing, in particular, for large, non-recurring projects. In particular, many of the construction projects that demand our services include significant portions of outdoor work. As a result, seasonal changes and adverse weather conditions can adversely affect our business operations through declines in demand for our services and alterations and delays in applicable schedules. Adverse weather conditions such as extended rainy and cold weather in the spring and fall can reduce demand for our products and reduce sales or render our contracting operations less efficient resulting in under-utilization of crews and equipment and lower contract profitability. Although our projects are geographically dispersed across the U.S., Canada, the U.K. and Europe, extreme weather patterns or events such as hurricanes, tornadoes, tropical storms and heavy snows could also adversely impact a substantial number of projects and affect our revenues and profitability. Warmer and drier weather during the third and fourth quarters of our fiscal year typically results in higher activity and revenues during those quarters. Our first and second fiscal quarters typically have lower levels of activity due to weather conditions. A cool, wet spring increases drying time on projects, which can delay sales in our third fiscal quarter, while a warm dry spring may enable earlier project startup.

Furthermore, the industries we serve can be cyclical in nature. Fluctuations in end-user demand within those industries, or in the supply of services within those industries, can affect demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations or unanticipated changes in project schedules in connection with large construction and installation projects can create fluctuations in revenue and could adversely affect our business, consolidated financial position, results of operations and cash flows.

Our ability to collect payments on contracts (at milestones, modifications, and completion) is often dependent on the occurrence of a preceding payment to our customer (by, for example, a project owner or general contractor) and on the financial health of our customer. Our inability to collect could negatively affect our business.

At times, it can be difficult for us to collect payments owed to us by customers. Slowing conditions in the overall economy or in the industries we serve, customer difficulties in obtaining project financing, and bankruptcies at times could impair the financial condition of one or more of our customers and hinder their ability to pay us on a timely basis or at all. In certain cases, our clients are project-specific entities that do not have significant assets other than their interests in the project. To the extent that any of our contracts require customers to pay at specific milestones or at the end of a project, our ability to timely identify these difficulties and pare back our expenses and resources could be further impaired. In the past, we incurred losses after customers filed for bankruptcy or experienced financial difficulties following a general economic downturn, in which certain industry factors worsened the effect of the overall economic downturn on those customers. In difficult economic times, some of our clients may find it difficult to pay for our services on a timely basis, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. Even mere delays in client payments may require us to make a working capital investment, which could negatively affect our cash flows and liquidity. If a client fails to pay us on a timely basis or defaults in making payments on a project for which we have devoted significant resources, it could materially and adversely affect our consolidated results of operations, cash flows and liquidity.

We routinely present contract change orders to our clients and subcontractors for changes in contract specifications or requirements, and at times the work specified in the change order is performed before the change order is executed. Claims can also be caused by non-customer-caused changes, such as rain or other weather delays. In some cases, settlement of contract modifications may not occur until after completion of work under the contract. A failure to promptly negotiate and execute substantial or multiple contract modifications could negatively impact our cash flows, and reductions in our ability to recover contract modifications could have a negative impact on our consolidated financial condition, results of operations and cash flows.

A failure in the systems we construct and install, whether due to employee acts or omissions or faulty workmanship or design, may subject us to significant liability.

Our business involves professional judgments regarding the planning, design, development, construction, operations and management of electric power transmission, communications and pipeline infrastructure. Because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable professional standards, including engineering standards, could result in damages. A significantly adverse or catastrophic event at a project site or completed project resulting from the services we performed could result in significant professional or product liability, personal injury (including claims for loss of life) or property damage claims or other claims against us, as well as reputational harm. These liabilities could exceed our insurance limits or could impact our ability to obtain third-party insurance in the future. In addition, customers, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, if successful and of a material magnitude, could have a substantial impact on our business, consolidated financial condition, results of operations and cash flows.

Because many of our services are intended to protect lives and real and personal property, we may have greater exposure to litigation risks than businesses that provide other services. For example, with respect to our safety services, we could face liability for failure to respond adequately to alarm activations, failure of our safety systems to operate as expected, or losses caused by erroneous alarm activations. Many of our businesses perform services at large projects and industrial facilities where accidents or system failures can be disastrous and costly. The nature of the services we provide exposes us to the risks that we may be held liable for employee acts or omissions, faulty construction or system failures. We work to include contractual provisions limiting our liability for our installation and monitoring services, and we typically maintain liability insurance to cover losses if our services fail to satisfy applicable requirements and standards. However, in the event of litigation, it is possible that contract limitations may be deemed inapplicable or unenforceable, that our insurance coverage is insufficient, or that insurance carriers deny coverage of our claims. Any claim, regardless of its merit or eventual outcome, could result in substantial costs, divert management’s attention and create negative publicity, particularly for claims relating to environmental matters where the amount of the claim could be extremely large. As a result, such employee acts or omissions, faulty construction or system failures could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. If a customer or third party believes that he or she has suffered harm to person or property due to an actual or alleged act or omission of one or more of our employees, faulty construction, or a failure of a system we installed, then they may pursue legal action against us.

Under our contracts with customers, we may guarantee the work performed against, among other things, defects in workmanship, and we may agree to indemnify our customers for losses related to our services and materials. As much of the work we perform is inspected by our customers for any defects in construction prior to acceptance of the project, the claims that we have historically received have not been substantial. Additionally, materials used in construction are often provided by the customer or are warranted against defects by the supplier. If customer claims occur, we generally would be obligated to re-perform the services and/or repair or replace the item and any other facilities impacted thereby, at our sole expense, and we could also be responsible for other damages if we are not able to adequately satisfy customer claims. In addition, we may be required under contractual arrangements with our customers to honor any defects or failures in materials we provide. While we generally require the materials suppliers to provide us warranties or indemnification that are consistent with those we provide to our customers, if any of these suppliers default on their obligations to us, we may incur costs to repair or replace the defective materials. Costs incurred as a result of claims could adversely affect our business, consolidated financial condition, results of operations and cash flows.

Our failure to comply with environmental laws could result in significant liabilities and increased environmental regulations could result in increased costs.

We often perform services in and around environmentally-sensitive areas.  These areas include underground environments and areas in proximity to rivers, lakes and wetlands.  Likewise, we perform directional drilling operations below certain environmentally-sensitive terrains and water bodies. It is possible that such directional drilling may cause a surface fracture, resulting in the release of subsurface materials. These subsurface materials may contain contaminants in excess of amounts permitted by law, potentially exposing us to remediation costs and fines.

Our work may also cause unanticipated environmental damage or risks to employees, customers, or public health.  If the field location maps supplied to us are not accurate, or if objects are present in the soil that are not indicated on the field location maps, our underground work could strike objects in the soil, some of which may contain pollutants. These objects may also rupture, resulting in the discharge of pollutants. In such circumstances, we may be liable for fines and damages, and we may be unable to obtain reimbursement from the parties providing the incorrect information. Additionally, we own and lease several facilities at which we store our equipment. Some of these facilities contain fuel storage tanks that are above or below ground. If these tanks were to leak, we could be responsible for the cost of remediation as well as potential fines.

This work subjects us to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, industrial chemicals, fuel storage, water quality and air quality. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, the discovery of previously unknown risks of materials or chemicals, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could negatively impact our business, consolidated financial condition, results of operations and cash flows. In certain instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such clean-up and other obligations and liabilities. However, such third-party indemnities or covenants may not cover all of our costs and the indemnitors may not pay amounts owed to us, and such unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Further, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

Certain of our businesses are party to asbestos-related litigation that could adversely affect our consolidated financial condition, results of operations and cash flows.

Certain of our businesses, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to asbestos containing materials. These cases typically involve product liability claims based primarily on allegations of sale, distribution, installation or use of industrial products that either contained asbestos or were used with asbestos containing components. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and consolidated financial condition, results of operations and cash flows.

The amounts we have recorded for asbestos-related liabilities in the consolidated statements of financial position are based on our current strategy for resolving asbestos claims, currently available information, and a number of variables, estimates and assumptions. Key variables and assumptions include the number and type of new claims that are filed each year, the average cost of resolution of claims, the identity of defendants and the resolution of coverage issues with insurance carriers, amount of insurance, and the solvency risk with respect to our insurance carriers. Many of these factors are closely linked, such that a change in one variable or assumption will impact one or more of the others, and no single variable or assumption predominately influences the determination of our asbestos-related liabilities and insurance-related assets. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the later portion of the projection period. Other factors that may affect our liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in our calculations vary significantly from actual results. If actual liabilities are significantly higher than those recorded, the cost of resolving such liabilities could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

Risks Related to Our Organizational Structure and Ownership of Our Stock

We operate as a holding company and our principal source of operating cash is income received from our subsidiaries.

We have a holding company structure and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. As a result, we are dependent on the income generated by our subsidiaries to meet our expenses and operating cash requirements. The amount of distributions and dividends, if any, which may be paid from APG and its subsidiaries to us will depend on many factors, including APG’s results of operations and consolidated financial condition, its constitutional documents, documents governing any indebtedness of us or APG, limits on dividends under applicable law, and other factors which may be outside of our control. If our subsidiaries are unable to generate sufficient cash flow, we may be unable to pay our expenses or make distributions and dividends on the Common Stock.

We have equity instruments outstanding that would require us to issue additional shares of Common Stock. Therefore, you may experience significant dilution of your ownership interests and the future issuance of additional shares of our Common Stock, or the anticipation of such issuances, could have an adverse effect on our stock price.

As of December 31, 2020, we had 4,000,000 shares of Preferred Stock, which are convertible into shares of our Common Stock on a one-for-one basis, at any time at the option of the holder. We will be obligated to pay dividends on our 4,000,000 outstanding shares of Preferred Stock based on the market price of our Common Stock if such market price exceeds certain trading price minimums. These dividends are payable in cash or shares of our Common Stock, at our sole option (which we intend to settle in shares). The issuance of Common Stock pursuant to the terms of the Preferred Stock will reduce (by the applicable proportion) the percentage stockholdings of those stockholders holding Common Stock prior to such issuance which may reduce your net return on your investment in our Common Stock. On December 31, 2020, we approved a stock dividend of 12,447,912 shares of Common Stock with respect to the Series A Preferred Stock, which represented 20% of the appreciation of the average market price per share of Common Stock over our initial public offering price of $10.00 multiplied by 141,194,638 (being the Preferred Share Dividend Equivalent as defined in our certificate of incorporation).  The dividend price was $17.8829 (calculated based upon the volume weighted average share price over the last ten trading days of the year).  In subsequent years, the dividend amount will be calculated based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividend.  Such issuance of Common Stock as stock dividend could have a dilutive impact on, and reduce the value of, the outstanding Common Stock.

In addition, we have various outstanding equity awards to employees and directors under the APi Group Corporation 2019 Equity Incentive Plan.  As of December 31, 2020, we had 15.5 million shares of Common Stock available under this Plan.

We may also issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with future acquisitions, future issuances of our securities for capital raising purposes or for other business purposes. Future sales by us of substantial amounts of our Common Stock, or the perception that sales could occur, could have a material adverse effect on the price of our Common Stock.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our Common Stock.

Under the terms of our certificate of incorporation, our Board of Directors is authorized to create and issue one or more additional series of preferred stock, and, with respect to each series, to determine number of shares constituting the series and the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, which may include dividend rights, conversion or exchange rights, voting rights, redemption rights and terms and liquidation preferences, without stockholder approval. If we create and issue one or more additional series of preferred stock, it could affect your rights or reduce the value of our outstanding Common Stock. Our Board of Directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of our Common Stock and which could have certain anti-takeover effects.

If securities or industry analysts either do not publish research about us, or publish inaccurate or unfavorable research about us, our businesses could be adversely impacted or, if such analysts change their recommendations regarding our Common Stock adversely, our stock price or trading volume could decline.

The trading market for our Common Stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our businesses, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our Common Stock, provide more favorable recommendations about our competitors, or publish inaccurate or unfavorable research about our businesses, the trading price of our Common Stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We cannot assure you that we will declare dividends or have the available cash to make dividend payments.

To the extent we intend to pay dividends on our Common Stock, we will pay such dividends at such times (if any) and in such amounts (if any) as the Board determines appropriate and in accordance with applicable law and in accordance with restrictions included in our Credit Agreements. Payments of such dividends will be dependent on the generation of sufficient cash flow from operations to fund any potential dividend payment. We can therefore give no assurance that we will be able to pay dividends going forward or as to the amount of such dividends, if any.

Delaware law and our organizational documents contain certain provisions, including anti-takeover provisions, which limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation and bylaws, and the Delaware General Corporate Law (“DGCL”), contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our Board of Directors and therefore depress the trading price of our Common Stock. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of our Board of Directors or taking other corporate actions, including effecting changes in our management. These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our Board of Directors or management.

In addition, Section 203 of the DGCL restricts certain “business combinations” with “interested stockholders” for three years following the date that a person becomes an interested stockholder unless: (1) the “business combination” or the transaction which caused the person or entity to become an interested stockholder is approved by the Board of Directors prior to such business combination or transactions; (2) upon the completion of the transaction in which the person or entity becomes an “interested stockholder,” such interested stockholder holds at least 85% of our voting stock not including (i) shares held by officers and directors and (ii) shares held by employee benefit plans under certain circumstances; or (3) at or after the person or entity becomes an “interested stockholder,” the “business combination” is approved by the Board of Directors and holders of at least 66 2/3% of the outstanding voting stock, excluding shares held by such interested stockholder. A Delaware corporation may elect not to be governed by Section 203. We have not made such an election.

Our stockholders may be required to bring certain actions or proceedings relating to us in the Delaware Court of Chancery and certain actions asserting claims arising under the Securities Act in the federal district courts of the United States.

Pursuant to our certificate of incorporation, unless we consent in writing to an alternative forum, the Delaware Court of Chancery is the sole and exclusive forum for: (1) derivative actions or proceedings brought on behalf of us; (2) actions asserting a claim of fiduciary duty owed by any of our directors, officers or employees to us or our stockholders; (3) civil actions to interpret, apply, enforce or determine the validity of the our certificate of incorporation or bylaws; or (4) actions asserting a claim governed by the internal affairs doctrine. Under our certificate of incorporation, if the Delaware Court of Chancery lacks jurisdiction over any of the foregoing actions or proceedings, then the sole and exclusive forum for such actions or proceedings will be another state or federal court located in the State of Delaware, as long as such court has jurisdiction over the parties. These Delaware forum provisions require our stockholders to bring certain types of actions and proceedings relating to Delaware law in the Delaware Court of Chancery or another state or federal court located in the State of Delaware and therefore may prevent our stockholders from bringing such actions or proceedings in another court that a stockholder may view as more convenient, cost-effective or advantageous to the stockholder or the claims made in such action or proceeding, or may discourage them from bringing such actions or proceedings.

In addition, pursuant to our certificate of incorporation, unless we consent in writing to an alternative forum, the U.S. federal district courts will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for any action asserting a claim arising under the Securities Act. This forum provision prevents our stockholders from bringing claims arising under the Securities Act in state court, which court our stockholders may view as more convenient, cost effective or advantageous to the claims made in such action and therefore may discourage such actions. In addition, while the Delaware Supreme Court has recently upheld provisions of the certificates of incorporation of other Delaware corporations that are similar to this forum provision, a court of a state other than the State of Delaware could decide that such provisions are not enforceable under the laws of that state.

Neither the Delaware nor the Securities Act forum provisions are intended by us to limit the forums available to our stockholders for actions or proceedings asserting claims arising under the Exchange Act.

General Risk Factors

Our stock price may be volatile and, as a result, you could lose a significant portion or all of your investment.

The market price of our Common Stock on the NYSE may fluctuate as a result of several factors, including the following:

•	our operating and financial performance and prospects;

•	variations in our quarterly operating results or those of other companies in our industries;

•	volatility in our industries, the industries of our customers and suppliers and the securities markets;

•	risks relating to our businesses and industries, including those discussed above;

•	strategic actions by us or our competitors;

•	damage to our reputation, including as a result of issues relating to the quality or safety of the services we provide and systems we install;

•	actual or expected changes in our growth rates or our competitors’ growth rates;

•	investor perception of us, the industries in which we operate, the investment opportunity associated with the Common Stock and our future performance;

•	addition to or departure of our executive officers;

•

changes in financial estimates or publication of research reports by analysts regarding our Common Stock, other comparable companies or our industries generally, or termination of coverage of our Common Stock by analysts;

•	our failure to meet estimates or forecasts made by analysts, if any;

•	trading volume of our Common Stock;

•	future sales of our Common Stock by us or our stockholders;

•	economic, legal and regulatory factors unrelated to our performance;

•	adverse or new pending litigation against us;

•	the release or expiration of lock-up or other transfer restrictions on our outstanding Common Stock; or
•	issuance of future annual Preferred Stock dividends which are intended to be settled in Common Stock.

Furthermore, the stock markets often experience significant price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions or interest rate changes may cause the market price of our Common Stock to decline.

In the event of a cybersecurity incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings or suffer damage to our reputation.

In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks pose a risk to our information technology systems and the systems that we design and install. We have established security policies, processes and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems, disruption of our operations or the secure operation of the systems we install. Despite these efforts, our information technology systems may be damaged, disrupted or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings and other costs. Such events could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation. We maintain monitoring practices and protections of our information technology to reduce these risks and test our systems on an ongoing basis for potential threats. There can be no assurance, however, that our efforts will prevent the risk of a security breach of our databases or systems that could adversely affect our business.

Our financial results are based, in part, upon estimates and assumptions that may differ from actual results. In addition, changes in accounting principles may cause unexpected fluctuations in our reported financial information.

In preparing our consolidated financial statements in conformity with GAAP, our management made a number of estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These estimates and assumptions must be made because certain information used in the preparation of our consolidated financial statements is either dependent on future events or cannot be calculated with a high degree of precision from data available. In some cases, these estimates are particularly uncertain, and we must exercise significant judgment. Furthermore, some of the inherent estimates and assumptions used in determining the fair value of our reporting units are outside the control of management, including interest rates, cost of capital, tax rates, industry growth, credit ratings, foreign exchange rates, and labor inflation. Key estimates include: the recognition of revenue and project profit or loss, which we define as project revenue, less project costs of revenue, including project-related depreciation, in particular, on construction contracts accounted for under the cost-to-cost method, for which the recorded amounts require estimates of costs to complete and the amount of variable consideration included in the contract transaction price; allowances for doubtful accounts; fair value estimates, including those related to acquisitions, valuations of goodwill and intangible assets, acquisition-related contingent consideration and equity investments; asset lives used in computing depreciation and amortization; fair values of financial instruments; self-insurance liabilities; other accruals and allowances; income taxes; and the estimated effects of litigation and other contingencies. Actual results could differ materially from the estimates and assumptions that we use, which could have a material adverse effect on our consolidated results of operations, cash flows and liquidity.

In addition, accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various other governing bodies. A change in GAAP could have a significant effect on our reported financial results. Additionally, the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls. We cannot predict the effect of future changes to accounting principles, which could have a significant effect on our reported financial results and/or our consolidated results of operations, cash flows and liquidity.

The loss of key senior management personnel or the failure to hire and retain highly skilled personnel could negatively affect our business.

We depend on our senior management and other key personnel to operate our businesses. We also rely on other highly skilled personnel. Competition for qualified personnel in our industries, especially with respect to specialized projects or unique skill sets in applicable trades, is intense. The loss of any of our executive officers or other key employees or the inability to identify, hire, train, retain, and manage skilled personnel, could harm our business.

Increases in healthcare costs could adversely affect our financial results.

The costs of providing employee medical benefits have steadily increased over a number of years due to, among other things, rising healthcare costs and legislative requirements. Because of the complex nature of healthcare laws, as well as periodic healthcare reform legislation adopted by Congress, state legislatures, and municipalities, we cannot predict with certainty the future effect of these laws on our healthcare costs. Continued increases in healthcare costs or additional costs created by future health care reform laws adopted by Congress, state legislatures, or municipalities could adversely affect our consolidated results of operations and financial position.

Misconduct by our employees, subcontractors or partners or our overall failure to comply with laws or regulations could harm our reputation, damage our relationships with customers, reduce our revenue and profits, and subject us to criminal and civil enforcement actions.

Misconduct, fraud, non-compliance with applicable laws and regulations, or other improper activities by one or more of our employees, subcontractors or partners could have a significant negative impact on our business and reputation. Examples of such misconduct include employee or subcontractor theft, the failure to comply with safety standards, laws and regulations, customer requirements, environmental laws and any other applicable laws or regulations. While we maintain policies and procedures to prevent and detect these activities, such precautions may not be effective and are subject to inherent limitations, including human error and malfeasance. The failure of any of our employees to comply with applicable laws or regulations or other acts of misconduct could subject us to fines and penalties, harm our reputation, damage our relationships with customers, reduce our revenue and profits and subject us to criminal and civil enforcement actions.

Our long-term success depends, in part, on the quality and safety of the services we provide and systems we install. A deterioration in the quality or reputation of our businesses could have an adverse impact on our reputation, business, consolidated financial condition or results of operations.

The success of each of our businesses and our ability to attract and retain customers typically depends in large part on reputation. Such dependence makes our businesses susceptible to reputational damage and heightened competition from other companies. Changes in management practices, or acts or omissions that adversely affect our business, including any crime, scandal, litigation, negative publicity, catastrophic fires or similar events or accidents and injuries can have a substantial negative impact on the operations of our businesses, and can cause a loss of customer and prospective customer confidence. We or any of our businesses could also face legal claims and adverse publicity from a variety of events or conditions, many of which are beyond our control. If the reputation or perceived quality of our businesses decline, then our business, consolidated financial condition or results of operations could be adversely affected.

We are subject to many laws and regulations in the jurisdictions in which we operate, and changes to such laws and regulations may result in additional costs and impact our operations

We are committed to upholding the highest standards of corporate governance and legal compliance. We are subject to many laws and regulations in the jurisdictions in which we operate. We expect to be subject to various laws and regulations that apply specifically to U.S. public companies. These include the rules and regulations of the New York Stock Exchange, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the various regulations, standards and guidance put forth by the SEC and other governmental agencies to implement those laws. New laws, rules and regulations, or changes to existing laws or their interpretations, could create added legal and financial costs and uncertainty for us. In addition, our international operations are subject to laws and regulations that are in some cases different from those of the United States, including labor laws and laws and regulations governing information collected from employees, customers and others, specifically the European Union’s General Data Protection Regulation, which went into effect in May 2018. These laws and regulations, and the economic, financial, political and regulatory impact of the U.K.’s decision to leave the European Union, could increase the cost and complexity of doing business in the U.K. and negatively impact our financial position and results of operations. Our efforts to comply with evolving laws, regulations and reporting standards may increase our general and administrative expenses, divert management time and attention or limit our operational flexibility, all of which could have a material adverse effect on our consolidated financial position and results of operations.

Demand for our businesses can be materially affected by new or changed governmental regulation.

Our customers operate in regulated industries and are subject to regulations that can change frequently and without notice. The adoption of new laws or regulations, or changes to the enforcement or interpretation of existing laws or regulations, could cause our customers to reduce spending on the services we provide, which could adversely affect our revenues, results of operations, and liquidity. Delays in implementing anticipated regulations or reversals of previously adopted regulations could adversely affect demand for our services. For example, the anticipation by utilities that coal-fueled power plants may become uneconomical to operate because of potential environmental regulations has increased demand for gas pipeline construction for utility customers. If these environmental regulations are not implemented, this could reduce demand for our services.

Our customers may further consolidate, which could materially adversely affect our revenues and margins.

Our customers may consolidate, especially in periods of significant industry downturns. We expect any customers that consolidate will take actions to harmonize pricing from their suppliers and rationalize their supply chain, which could adversely affect our business and results of operations. There can be no assurance that, following consolidation, our large customers will continue to buy from us across different service offerings or geographic regions, or at the same levels as prior to consolidation, which could adversely affect our business, consolidated financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We own our corporate headquarters in New Brighton, Minnesota and own and lease other facilities throughout the United States, Europe, Canada and other foreign locations where we conduct business. Our facilities are utilized for operations in our three reportable segments and include offices, warehouses, storage, fabrication manufacturing, maintenance shops and training and educational facilities. As of December 31, 2020, we owned approximately 35 facilities and leased approximately 240 facilities. We believe that our existing facilities are sufficient for our current needs.

Item 3. Legal Proceedings

From time to time, we are subject to product liability, workmanship warranty, casualty, negligence, construction defect, breach of contract and other claims and legal proceedings in the ordinary course of business relating to the products we install that, if adversely determined, could adversely affect our consolidated financial condition, results of operations and cash flows. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4. Mine Safety Disclosures

Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Annual Report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET AND DIVIDEND INFORMATION

Our Common Stock is listed on the New York Stock Exchange (“NYSE”) under symbol “APG.”

Common Stock

As of March 12, 2021, there were 18 holders of record of our Common Stock.

Dividends

We have historically not paid cash dividends and do not currently anticipate paying a cash dividend on our Common Stock. We intend to retain future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and this determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our Credit Agreement (as later defined), in certain situations, prohibits us from paying cash dividends or making other distributions on our Common Stock without prior consent of the lender. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”

On January 4, 2021, the holder of our Series A Preferred Stock received an annual dividend paid in the form of shares of Common Stock. Refer to Note 17 – “Shareholders’ Equity” to our consolidated financial statements.

Warrants

As of December 31, 2020, there were 63,774,398 warrants outstanding exercisable for approximately 21,258,133 shares of Common Stock. On January 26, 2021, a mandatory redemption event occurred with respect to all of our outstanding warrants. On February 25, 2021, the Company completed the mandatory redemption of 3,791,778 million outstanding warrants for $0.01 per warrant.  Prior to the redemption and subsequent to December 31, 2020, the Company had received approximately $230 million of cash proceeds resulting from the exercise of 59,986,620 outstanding warrants. The warrants were exercisable in multiples of three for one share of the Company’s Common Stock at an exercise price of $11.50 per whole share of Common Stock.

Cancellation of Common Stock

During the year ended December 31, 2020, 608,016 shares of Common Stock were released from an indemnification escrow account established in connection with the APi Acquisition to the Company in settlement of indemnification claims and subsequently cancelled. The cancellations did not reduce the total number of authorized shares.  See Note 4 – “Business Combinations”, for additional information pertaining to the cancelled shares.

Share Repurchase Program

On December 1, 2020, the Company announced that the Company’s Board of Directors authorized a share repurchase program (“SRP”) to purchase up to an aggregate of $100 million of shares of the Company’s Common Stock. Acquisitions pursuant to the stock repurchase program may be made from time to time through a combination of open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions, at the Company’s discretion, as permitted by securities laws and other legal requirements. In connection with the stock repurchase program, the Company may enter into Rule 10b5-1 trading plans which would generally permit the Company to repurchase shares at times when it might otherwise be prevented from doing so under the securities laws. The SRP will expire on December 31, 2021 unless otherwise modified or earlier terminated by the Company’s Board of Directors at any time in its sole discretion. During the fourth quarter of 2020 we repurchased 1,742,284 shares for approximately $30 million under the SRP, leaving approximately $70 million of authorized repurchases.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2020:

During the Three Months Ended December 31, 2020	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2020 - October 31, 2020	—	$—	—	$—
November 1, 2020 - November 30, 2020	—	$—	—	$—
December 1, 2020 - December 31, 2020	1,742,284	$17.22	1,742,284	$70
Total	1,742,284	$17.22	1,742,284

1)	See —“Share Repurchase Program” above for additional information regarding the SRP.

Performance Graph

The following graph summarizes the cumulative return on $100 invested in APG’s Common Stock, the Common Stock of a selected peer group of companies, the S&P 500, and the Russell 2000 Stock Index if invested on October 1, 2019, the date of the APi Acquisition, until December 31, 2020. Because our services are diverse across our safety, specialty, and industrial services segments, APG does not believe that any single published industry index is appropriate for comparing shareholder return. Therefore the peer group used in the performance graph combines publicly traded companies that have similar characteristics as one or more of APG’s segments. The returns of each company in the peer group are weighted based on the market capitalization of that company at the beginning of the measurement period. The stock price performance shown in the graphs is not necessarily indicative of future price performance.

$205
$180
$155
$130
$105
$80
$55
$30
10/01/19
11/01/19
12/01/19
01/01/20
02/01/20
03/01/20
04/01/20
05/01/20
06/01/20
07/01/20
08/01/20
09/01/20
10/01/20
11/01/20
12/01/20
APG
Peer Group(1)
S&P 500
Russell 2000

(1)

Peer group includes Carrier Global, Cintas Corporation, Comfort Systems USA, Inc., EMCOR Group Inc., Jacobs Engineering Group Inc., Johnson Controls International plc, MasTec Inc., Otis Worldwide and Quanta Services, Inc.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion and year-to-year comparisons of APG’s financial condition and results of operations for the years ended December 31, 2020 and 2019, which for 2019 includes the results of operations for APi Group, Inc. (“APi Group”) for the period following the APi Acquisition (October 1, 2019 through December 31, 2019)(“2019 Successor period”) and for APi Group for the nine months ended September 30, 2019 (“2019 Predecessor period”).

For a discussion of the results of operations and financial condition of APi Group for the year ended December 31, 2018 and year-to-year comparisons between 2019 and 2018, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form S-4, effective as of May 1, 2020, which item is incorporated herein by reference.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Cautionary Note Regarding Forward Looking Statements” sections of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

APG is a market-leading business services provider of safety, specialty and industrial services in over 200 locations, primarily in North America and with an expanding platform in Europe. APG provides statutorily mandated and other contracted services to a strong base of long-standing customers across industries. We have a winning leadership culture driven by entrepreneurial business leaders to deliver innovative solutions for our customers.

We focus on growing our recurring revenue and repeat business from our diversified long-standing customers across a variety of end markets, which provides us with stable cash flows and a platform for organic growth. Maintenance and service revenues are generally more predictable through contractual arrangements with typical terms ranging from days to three years, with the majority having durations of less than six months, and are often recurring due to consistent renewal rates and long-standing customer relationships.

We were incorporated on September 18, 2017 with limited liability under the laws of the British Virgin Islands under the name J2 Acquisition Limited (“J2”). J2 was created for the purpose of acquiring a target company or business. On October 1, 2019, we completed our acquisition of APi Group (the “APi Acquisition”) and changed our name to APi Group Corporation in connection with the APi Acquisition.

Our financial statement presentation for the APi Group financial information as of and for the periods presented prior to the APi Acquisition date are labeled “Predecessor”. Our financial statements, including APi Group from the APi Acquisition date, are labeled “Successor”.

Certain Factors and Trends Affecting APG’s Results of Operations

Summary of Principal Acquisitions

During 2020 we completed multiple acquisitions for an aggregate cash purchase price of $319 million, net of cash acquired. These acquisitions were primarily in the Safety Services segment. The largest of these acquisitions was SKG, a European market-leading provider of commercial safety services, with operations primarily in the Netherlands, Belgium, France, Sweden, Norway, and the United Kingdom. See Note 4 – “Business Combinations” for further details.

Economic, Industry and Market Factors

We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect their planned capital and maintenance budgets in certain end markets. Market, regulatory and industry factors could affect demand for our services, including: (i) changes to customers’ capital spending plans; (ii) mergers and acquisitions among the customers we serve; (iii) new or changing regulatory requirements or other governmental policy changes or uncertainty; (iv) economic, market or political developments; (v) changes in technology, tax and other incentives; and (vi) access to capital for customers in the industries we serve. Availability of transportation and transmission capacity and fluctuations in market prices for oil, gas and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, can result, and has resulted, in lower proposals and lower profit on the services we provide. In the face of increased pricing pressure on key materials, such as steel, or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future consolidated results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.

We continue to monitor the short- and long-term impacts of COVID-19, a global pandemic that has caused a significant slowdown in the global economy beginning in March 2020. To date, the services we provide have been deemed to be essential in most instances. However, as the COVID-19 situation has continued to evolve, we have seen various disruptions in our work due to the domino effects of the various local, state and national jurisdictional orders, including but not limited to, the impact on our efficiency to perform our work while adhering to physical distancing protocols demanded by COVID-19, customers deferring inspection and service projects, and temporary shutdowns of active projects as they work through COVID-19 related matters. As a result, we are experiencing delays in certain projects and disruptions to the flow of our work to meet COVID-19 working protocols. Although we are actively quoting new work for customers, should the macro economy continue to be negatively impacted by the COVID-19 pandemic or worsen due to surges in cases, it is possible additional projects could be delayed indefinitely or cancelled, or that we are not successful in being allowed access to our customers’ facilities to perform inspection and service projects. In addition, the effects of the COVID-19 pandemic have resulted and could continue to result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions.

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

As we have continued to monitor our activity, revenue period over period has been negatively impacted by the level of shelter in-place orders and outbreaks of COVID-19, which has caused certain customers to temporarily halt work to put in COVID-19 working protocols and other customers have delayed or cancelled projects. During the year ended December 31, 2020, all of our segments saw volume declines relative to the same period of 2019. Generally, during the latter half of 2020, we saw indications of stabilizing and some volume improvements as our teams and customers adapted to working in the COVID-19 environment and with the easing of some shelter-in-place orders. There can be no assurance that this trend, which would allow us to recover prior year volume levels, will continue in a positive manner.

To date, we have been able to source the supply and materials needed for our business with minimal disruptions. However, the continued impact of COVID-19 on our vendors is evolving and could make it difficult to obtain needed materials and at reasonable prices. We also implemented a preemptive cost reduction plan, which saved both expense and cash in 2020. As COVID-19 restrictions were easing and volumes were increasing from earlier lows, these cost reductions have eased and costs were reinstated.

The United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency has warned that cybercriminals will take advantage of the uncertainty created by COVID-19 and federal and state mandated quarantines to launch cybersecurity attacks. The risks could include more frequent malicious cybersecurity and fraudulent activities, as well as schemes which attempt to take advantage of employees’ use of various technologies to enable remote work activities. We believe the COVID- 19 outbreak has incrementally increased our cyber risk profile, but we are unable to predict the extent or impacts of those risks at this time. A significant disruption of our information technology systems, unauthorized access to or loss of confidential information, or legal claims resulting from our violation of privacy laws could each have a material adverse effect on our business.

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

Description of Key Line Items

Net Revenues

Revenue is generated from the sale of various types of construction services, inspections, fabrication and distribution. We derive revenue primarily from services under contractual arrangements with durations ranging from days to three years, with the majority having durations of less than six months, and which may provide the customer with pricing options that include a combination of fixed, unit, or time and materials pricing.

Revenue for fixed price agreements is generally recognized over time using the cost-to-cost method of accounting which measures progress based on the cost incurred to total expected cost in satisfying our performance obligation. Revenue from time and material construction contracts is recognized as the services are provided. Revenue earned is based on total contract costs incurred plus an agreed-upon markup. Revenue for these cost-plus contracts is recognized over time on an input basis as labor hours are incurred, materials are utilized, and services are performed. Revenue from wholesale or retail unit sales is recognized at a point-in-time upon shipment.

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

Selling, General and Administrative Expenses

Selling expenses consist primarily of compensation and associated costs for sales and marketing personnel, costs of advertising, trade shows and corporate marketing. General and administrative expenses consist primarily of compensation and associated costs for executive management, personnel, facility leases, administrative expenses associated with accounting, finance, legal, information systems, leadership development, human resources and risk management and overhead associated with these functions. General and administrative expenses also include outside professional fees and other corporate expenses.

Amortization of Intangible Assets

Amortization expense reflects the charges incurred to amortize our finite-lived identifiable intangible assets, such as customer relationships, and trade names which are amortized over their estimated useful lives.

Impairment of Goodwill, Intangibles and Long-Lived Assets

We do not amortize goodwill, rather, goodwill is tested for impairment annually, or more frequently as events and circumstances change. Expenses for impairment charges related to the write-down of goodwill balances and identifiable intangible assets balances are recorded to the extent their carrying values exceed their estimated fair values. Expenses for impairment charges related to the write-down of other long-lived assets (which includes amortizable intangibles) are recorded when triggering events indicate their carrying values may exceed their estimated fair values.

Results of Operations

The following is a discussion of APG’s financial condition and results of operations for the years ended December 31, 2020 and 2019.

The following financial information has been extracted from the audited consolidated financial statements of APG included in this Annual Report.

	Years Ended December 31,		Period From January 1, 2019 Through September 30,
	2020	2019	2019
($ in millions)	(Successor)	(Successor)	(Predecessor)
Net revenues	$3,587	$985	$3,107
Cost of revenues	2,831	787	2,503
Gross profit	756	198	604
Selling, general, and administrative expenses	725	359	490
Impairment of goodwill, intangibles and long-lived assets	197	—	12
Operating income (loss)	(166)	(161)	102
Interest expense, net	52	15	20
Investment income and other, net	(34)	(25)	(11)
Other expense (income), net	18	(10)	9
Income (loss) before income taxes	(184)	(151)	93
Income tax provision (benefit)	(31)	2	7
Net income (loss)	$(153)	$(153)	$86

Year ended December 31, 2020 versus Year Ended December 31, 2019

APG’s results of operations for the year ended December 31, 2019 includes the results of operations of APi Group from October 1, 2019 (the date of the APi Acquisition) through December 31, 2019. As a result, for the year ended December 31, 2020, the changes in our results of operations, including consolidated and segment operating results, for the year ended December 31, 2020 compared to the year ended December 31, 2019 in all cases were a result of the APi Acquisition and the comparison of a full year of operations versus three months of operations. Activity prior to the APi Acquisition was the preparation for the acquisition of a target company. As a result, our activity prior to the APi Acquisition was limited to the evaluation of business combination candidates and we did not generate any operating revenues until the closing of the APi Acquisition. During the period from inception until the APi Acquisition, we generated investment income from investment of our cash on hand in treasury securities.

Net revenues

Net revenues for the year ended December 31, 2020 were $3,587 million compared to $985 million for the 2019 Successor period, and $3,107 million in the 2019 Predecessor period. Net revenues in 2020 were negatively impacted by the sale of two Industrial Services businesses that accounted for $91 million of revenue in 2020 compared to $60 million for the 2019 Successor period and $230 for the 2019 Predecessor period, the negative impacts of COVID-19 resulting from access restrictions to buildings and project sites, and the delay or cancellation of projects by our customers due to the uncertainty and impact of COVID-19 on their businesses. This was combined with focused project selection, which led to a decrease in the volume of projects.

Gross profit

	Years Ended December 31,		Period From January 1, 2019 Through September 30,
	2020	2019	2019
($ in millions)	(Successor)	(Successor)	(Predecessor)
Gross profit	$756	$198	$604
Gross margin	21.1%	20.1%	19.4%

Gross margin for the year ended December 31, 2020 was 21.1% compared to 20.1% for the 2019 Successor period, and 19.4% in the 2019 Predecessor period. Changes in 2020 were the result of continued focus on project selection, targeted price improvements, increased efficiencies on our projects, better project management, jobsite conditions, and the mix of services provided. We also divested two lower margin businesses during 2020 in our Industrial Services segment which contributed to the increase.

Operating expenses

	Years Ended December 31,		Period From January 1, 2019 Through September 30,
	2020	2019	2019
($ in millions)	(Successor)	(Successor)	(Predecessor)
Selling, general, and administrative expenses (excluding amortization expense)	$612	$330	$464
Amortization expense	113	29	26
Impairment of goodwill, intangibles and long-lived assets	197	—	12
Total operating expenses	$922	$359	$502
Operating expenses as a percentage of net revenues	25.7%	36.4%	16.2%

Operating expenses of $922 million for the year ended December 31, 2020 represented 25.7% of net revenues for the year ended December 31, 2020 compared to 36.4% in the 2019 Successor period, and 16.2% in the 2019 Predecessor period. The changes in operating expenses are attributable to various factors including impairment expense of $197 million in 2020 as a result of negative impacts from COVID-19 on operations, including supplier, vendor, and customer base.  Other factors included increases in amortization expense due to the purchase accounting adjustments recorded in connection with the APi Acquisition and other acquisitions, and increases related to contingent consideration and compensation. These were partially offset by a decrease in share-based compensation expense as a one-time charge of $155 million was recognized in the 2019 Successor period related to the fair value of the Preferred Stock Annual Dividend feature. In addition, the composition of selling, general, and administrative expenses has changed due to our transition to a public company. We have recognized increases in costs related to business process transformation, compensation, public company registration, listing and compliance, professional management fees, and insurance. These increases have been partially offset by elimination of prior ownership costs and reductions from our preemptive cost reduction plan enacted in response to COVID-19, which were largely temporary and designed to flex as our businesses are impacted by COVID-19.

Interest expense, net

Interest expense was $52 million for the year ended December 31, 2020 compared to $15 million for the 2019 Successor period and $20 million in the 2019 Predecessor period. The increase in interest expense was primarily due to an increase in average outstanding borrowings and higher average borrowing costs reflecting the APi Acquisition in which APi Group’s previous debt was settled and replaced by borrowings under our Credit Agreement, and a full year of higher average outstanding borrowings.

Investment income and other, net

Investment income and other, net was $34 million for the year ended December 31, 2020 compared to $25 million for the 2019 Successor period and $11 million in the 2019 Predecessor period. When considering the periods presented, investment income and other remained consistent. We recognized higher income related to our joint venture arrangements and COVID-19 government relief funds at our Canadian subsidiaries during 2020; however this was partially offset by a reduction in investment income that had occurred in 2019 prior to the APi Acquisition.

Income tax provision (benefit)

The effective tax rate for the year ended December 31, 2020 was 16.8%, reflecting discrete and non-recurring tax items compared to an effective tax rate of (1.3)% for the 2019 Successor period which also included non-recurring items primarily related to the APi Acquisition. The income tax benefit of $31 million for the year ended December 31, 2020 was related to the impairment of goodwill and intangible assets. During 2020, APi Group elected to defer the payment of $39 million of payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).  Under this election $19 million will be payable on December 31, 2021, with the remainder payable on December 31, 2022.

Prior to the APi Acquisition, APi Group had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code for federal tax purposes. As a result, APi Group’s income was not subject to U.S. federal income taxes or state income taxes in those states where the S Corporation status is recognized. Accordingly, no provision or liability for federal or state income tax has been provided in predecessor consolidated financial statements except for those taxing jurisdictions where the S Corporation status is not recognized. The provision for income tax in APi Group’s historical periods consists of these taxes. However, in prior periods, APi Group made significant distributions to its shareholders based on its S Corporation earnings. These distributions will no longer be necessary.

In connection with the APi Acquisition, APi Group’s S Corporation status was terminated and APG is now treated as a C Corporation under Subchapter C of the Internal Revenue Code and will be part of the consolidated tax group of the Company. The

Company’s domestication and the revocation of APi Group’s S Corporation election had a material impact on our consolidated results of operations, financial condition and cash flows. Our effective income tax rate for 2020 and 2019 and future periods increased as compared to prior periods and our net income has decreased in 2020 and 2019 and is expected to decrease in future periods due to the application of both federal and state taxes against pre-tax income.

Net Income and EBITDA

	Years Ended December 31,		Period From January 1, 2019 Through September 30,
	2020	2019	2019
($ in millions)	(Successor)	(Successor)	(Predecessor)
Net income (loss)	$(153)	$(153)	$86
EBITDA	131	(67)	191
Net income as % of Net Revenues	(4.3)%	(15.5)%	2.8%
EBITDA as % of Net Revenues	3.7%	(6.8)%	6.1%

Net income as a percentage of net revenues for the year ended December 31, 2020 was (4.3)% compared to (15.5)% for the 2019 Successor period, and 2.8% in the 2019 Predecessor period. The change in 2020 was primarily attributable to changes in gross profit, operating expenses, and income tax, discussed above. EBITDA as a percentage of net revenues for the year ended December 31, 2020 was 3.7% compared to (6.8)% for the 2019 Successor period, and 6.1% in the 2019 Predecessor period. During 2020, improvements in EBITDA were largely due to change in mix of work, increased efficiencies in the execution of our services, income from our joint venture investments, and improved project selection throughout our segments, which was most pronounced in our Industrial Services segment. See the discussion of our non-U.S. GAAP financial measures below.

Operating Segment Results

	Net Revenues
	Years Ended December 31,		Period from January 1, 2019 Through September 30,
	2020	2019	2019
($ in millions)	(Successor)	(Successor)	(Predecessor)
Safety Services	$1,639	$435	$1,342
Specialty Services	1,401	386	1,107
Industrial Services	563	167	670
Corporate and Eliminations	(16)	(3)	(12)
	$3,587	$985	$3,107

	Operating Income (Loss)
	Years Ended December 31,		Period from January 1, 2019 Through September 30,
	2020	2019	2019
($ in millions)	(Successor)	(Successor)	(Predecessor)
Safety Services	$8	$34	$161
Safety Services operating margin	0.5%	7.8%	12.0%
Specialty Services	(22)	19	60
Specialty Services operating margin	(1.6)%	4.9%	5.4%
Industrial Services	(34)	(5)	—
Industrial Services operating margin	(6.0)%	(3.0)%	0.0%
Corporate and Eliminations	(118)	(209)	(119)
	$(166)	$(161)	$102

	EBITDA
	Years Ended December 31,		Period from January 1, 2019 Through September 30,
	2020	2019	2019
($ in millions)	(Successor)	(Successor)	(Predecessor)
Safety Services	$140	$59	$170
Safety Services EBITDA as a % of Net Revenues	8.5%	13.6%	12.7%
Specialty Services	95	50	111
Specialty Services EBITDA as a % of Net Revenues	6.8%	13.0%	10.0%
Industrial Services	2	9	21
Industrial Services EBITDA as a % of Net Revenues	0.4%	5.4%	3.1%
Corporate and Eliminations	(106)	(185)	(111)
	$131	$(67)	$191

APG’s results of operations for the year ended December 31, 2020 include a full year of operations compared to the year ended December 31, 2019 which includes the results of operations of APi Group from October 1, 2019 (the date of the APi Acquisition) through December 31, 2019. As a result, for the year ended December 31, 2020, the changes in our segment operating results compared to prior year are primarily a result of the APi Acquisition and comparing three months of operations to a full year of operations.

The following discussion breaks down the net revenues, operating income and EBITDA by operating segment for the year ended December 31, 2020 (Successor) compared to the 2019 Successor period ended December 31, 2019 and the 2019 Predecessor period.

Safety Services

Safety Services net revenues for the year ended December 31, 2020 was $1,639 million compared to $435 million during the 2019 Successor period and $1,342 million for the 2019 Predecessor period. This change in net revenues is primarily due to the negative impacts of COVID-19 in addition to the timing of larger contract revenues during the prior year periods.

Safety Services operating margin for the year ended December 31, 2020 was 0.5% compared to 7.8% during the 2019 Successor period and 12.0% for the 2019 Predecessor period. The fluctuations were primarily driven by impairment charges of $83 million and intangible asset amortization expense of $113 million in the year ended December 31, 2020. Safety Services EBITDA as a percentage of net revenues for the year ended December 31, 2020 was 8.5% compared to 13.6% during the 2019 Successor period and 12.7% for the 2019 Predecessor period. The change was primarily driven by impairment charges.

Specialty Services

Specialty Services net revenues for the year ended December 31, 2020 was $1,401 million compared to $386 million during the 2019 Successor period and $1,107 million in the 2019 Predecessor period. The decline was primarily driven by negative impacts of COVID-19 and the timing of projects.

Specialty Services operating margin for the year ended December 31, 2020 was (1.6)% compared to 4.9% during the 2019 Successor period and 5.4% for the 2019 Predecessor period. The decrease was driven by impairment charges of $52 million, and intangible asset amortization expense of $55 million in the year ended December 31, 2020. Specialty Services EBITDA as a percentage of net revenues for the year ended December 31, 2020 was 6.8% compared to 13.0% during the 2019 Successor period and 10.0% for the 2019 Predecessor period. Specialty Services EBITDA was primarily influenced by impairment charges, partially offset by our focus on project selection, pricing improvements and stronger contribution from our joint venture investments.

Industrial Services

Industrial Services net revenues for the year ended December 31, 2020 was $563 million compared to $167 million during the 2019 Successor period and $670 million for the 2019 Predecessor period. This decrease was primarily due to the sale of two businesses in the first quarter of 2020 that accounted for $91 million, $60 million, and $230 million of revenue for the respective periods above. Additionally, the Industrial Services segment experienced decreased volume of projects as a result of our strategic focus on improving margins as opposed to growing net revenues. Net revenues were also negatively impacted by suppression of demand for our services due to COVID-19 and changes in oil prices.

Industrial Services operating margin for the year ended December 31, 2020 was (6.0)% compared to (3.0)% during the 2019 Successor period and 0% for the 2019 Predecessor period. The fluctuations were primarily driven by impairment charges of $62 million in the year ended December 31, 2020 and higher intangible asset amortization expense of $10 million. This was partially offset by productivity increases due to better project and customer selection, project management and favorable jobsite conditions. Industrial Services EBITDA as a percentage of net revenues for the year ended December 31, 2020 was 0.4% compared to 5.4% during the 2019 Successor period and 3.1% for the 2019 Predecessor period. Specialty services EBITDA was primarily influenced by impairment charges, partially offset by continued productivity increases due to improved project and customer selection, project management and favorable jobsite conditions.

Non-GAAP Financial Measures

We supplement our reporting of consolidated financial information determined in accordance with U.S. GAAP with EBITDA (defined below), which is a non-U.S. GAAP financial measure. We use EBITDA to evaluate our performance, both internally and as compared with our peers, because it excludes certain items that may not be indicative of our core operating results. Management believes this measure is useful to investors since it (a) permits investors to view the Company’s performance using the same tools that management uses to evaluate the Company’s past performance, reportable business segments and prospects for future performance, (b) permits investors to compare the Company with its peers and (c) determines certain elements of management’s incentive compensation. Specifically:

•

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. The Company supplements the reporting of its consolidated financial information with EBITDA. The Company believes this non-U.S. GAAP measure provides meaningful information and help investors understand the Company’s financial results and assess its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and as compared with its peers, because it excludes certain items that may not be indicative of the Company’s core operating results. Consolidated EBITDA is calculated in a manner consistent with segment EBITDA, which is a measure of segment profitability.

This non-U.S. GAAP financial measure, however, has limitations as an analytical tool and should not be considered in isolation from, a substitute for, or superior to, the related financial information that we report in accordance with U.S. GAAP. The principal limitation of this non-U.S. GAAP financial measure is that it excludes significant expenses that are required by U.S. GAAP to be recorded in our financial statements and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, this measure is subject to inherent limitations as it reflects the exercise of judgment by management about which items are excluded or included in determining this non-U.S. GAAP financial measure. Investors are encouraged to review the following reconciliation of this non-U.S. GAAP financial measure to its most comparable U.S. GAAP financial measure and not to rely on any single financial measure to evaluate our business.

The following tables present a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Years Ended December 31,		Period from January 1, 2019 Through September 30,
	2020	2019	2019
($ in millions)	(Successor)	(Successor)	(Predecessor)
Reported net income (loss)	$(153)	$(153)	$86
Adjustments to reconcile net income (loss) to EBITDA:
Interest expense, net	52	15	20
Income tax provision (benefit)	(31)	2	7
Depreciation	81	18	52
Amortization	182	51	26
EBITDA	$131	$(67)	$191

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

As of December 31, 2020, we had $745 million of total liquidity, comprising $515 million in cash and cash equivalents and $230 million ($300 million less outstanding letters of credit of approximately $70 million) of available borrowings under our Revolving Credit Facility.

Given the uncertainties regarding the COVID-19 global pandemic and in preparation for its potential unforeseen impacts, in late March 2020, we drew down $200 million under our Revolving Credit Facility. Subsequently, in April 2020, we repaid the full amount borrowed on the Revolving Credit Facility. As of December 31, 2020, we had $1.2 billion of indebtedness outstanding under the term loan on October 1, 2019 (the “2019 Term Loan”), and no amounts outstanding under the $300 million Revolving Credit Facility. As of December 31, 2020, $230 million was available after giving effect to $70 million of outstanding letters of credit, which reduce availability.

On October 22, 2020, we entered into an incremental $250 million term loan under the Credit Agreement (the "2020 Term Loan"), which we used to replenish balance sheet cash utilized for the acquisitions and general business purposes.

We also expect to continue to be able to access the capital markets through equity and debt offerings for liquidity purposes as needed. Our principal liquidity requirements have been, and we expect will be, any deferred consideration due to selling shareholders, including tax payments in connection therewith, for working capital and general corporate purposes, including capital expenditures and debt service, as well as to identify, execute and integrate strategic acquisitions and business transformation. Our capital expenditures were approximately $38 million, $11 million, and $53 million in the years ended December 31, 2020, the 2019 Successor period and the 2019 Predecessor period, respectively.

Our capital expenditures were decreased in 2020 due to the impacts of COVID 19 and may return to pre-COVID levels in future periods which we expect to be less than 2% of net revenues.

Subsequent to year end, the Company has received approximately $230 million of cash proceeds resulting from the exercise of approximately 60 million outstanding warrants, resulting in the issuance of approximately 20 million shares of Common Stock. Refer to Note 21 – “Subsequent Events” for further information.

In December 2020, APi Group Corporation announced that the Company’s Board of Directors authorized the SRP, authorizing the purchase of up to an aggregate of $100 million of shares of the Company’s Common Stock. During the fourth quarter of 2020 we repurchased 1,742,284 shares for approximately $30 million under the SRP, leaving approximately $70 million of authorized repurchases.

Cash Flows

The following table summarizes net cash flows with respect to APG’s operating, investing and financing activities for the periods indicated:

	Years Ended December 31,		Period from January 1, 2019 Through September 30,
	2020	2019	2019
($ in millions)	(Successor)	(Successor)	(Predecessor)
Net cash provided by operating activities	$496	$150	$145
Net cash used in investing activities	(340)	(1,728)	(51)
Net cash provided by (used in) financing activities	99	1,398	(10)
Effect of foreign currency exchange rate change on cash and cash equivalents	4	(1)	—
Net increase (decrease) in cash and cash equivalents	$259	$(181)	$84
Cash and cash equivalents at the end of the period	$515	$256	$138

Cash flow information for the year ended December 31, 2019 includes cash flows of APi Group from and after the closing of the APi Acquisition (October 1, 2019).

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $496 million in the year ended December 31, 2020 compared to $150 million in the 2019 Successor period and $145 million for the 2019 Predecessor period. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed. The increase in cash flow provided by operating activities in 2020 compared to 2019 was primarily driven by changes in working capital levels as the declines in net revenues have resulted in reductions in our accounts receivable and other fluctuations in our working capital balances, which include deferrals of payroll withholding taxes.

Net Cash Used in Investing Activities

Net cash used in investing activities was $340 million in the year ended December 31, 2020 compared to $1.7 billion in the 2019 Successor period and $51 million for the 2019 Predecessor period. The cash used in investing activities for the year ended December 31, 2020 was primarily attributed to payments of $319 million of cash consideration in connection with acquisitions, and $38 million of capital expenditures. The cash used in investing activities for the 2019 Successor period was primarily attributed to payments to acquire APi Group of $2.6 billion, partially offset by $816 million from the proceeds from the sale of marketable securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $99 million in the year ended December 31, 2020 compared to $1.4 billion in the 2019 Successor period and net cash used in financing activities of $10 million for the 2019 Predecessor period. The cash provided by financing activities for the year ended December 31, 2020 was primarily driven by proceeds from the issuance of additional debt of $250 million, partially offset by cash payments of $93 million for acquisition-related consideration and $30 million for the repurchase of Common Stock. The cash provided by financing activities for the 2019 Successor period was primarily driven by proceeds from the issuance of debt of $1.2 billion and proceeds from the issuance of shares and warrant exercises of $210 million.

Credit Facilities

In connection with the closing of the APi Acquisition, we entered into a Credit Agreement by and among APi Group DE, Inc., our wholly-owned subsidiary, as borrower (the “Borrower”), APG, as a guarantor, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent (the “Credit Agreement”), which provides for (1) a term loan facility, pursuant to which we incurred (a) a $1.2 billion seven-year senior secured term loan (the “2019 Term Loan”) on October 1, 2019, which we used to fund a part of the cash portion of the purchase price in the APi Acquisition and (b) an incremental $250 million term loan (the “2020 Term Loan”) on October 22, 2020, which we used to replenish balance sheet cash utilized for acquisitions, including the SKG Acquisition, and to pay fees and expenses related to such acquisitions and the financing; and (2) a $300 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) of which up to $150 million can be used for the issuance of letters of credit. At December 31, 2020 and 2019, the Company had no amounts outstanding under the Credit Facilities and $230 million was available after giving effect to $70 million of outstanding letters of credit.

The interest rate applicable to the 2019 Term Loan and 2020 Term Loan is, at our option, either (1) a base rate plus an applicable margin equal to 1.50% for the 2019 Term Loan and 1.75% for the 2020 Term Loan or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.50% for the 2019 Term Loan and 2.75% for the 2020 Term Loan. At the option of the Borrower, the interest period for a 2019 Term Loan or 2020 Term Loan that is a Eurocurrency rate loan may be one, two, three or six months (or twelve months or any other period agreed with the applicable lenders under the Term Loan). Interest on the 2019 Term Loan and 2020 Term Loan is payable (1) with respect to a Eurocurrency rate loan, at the end of each interest period except that, if the interest period exceeds three months, interest is payable every three months and (2) with respect to a base rate loan, on the last business day of each March, June, September and December. Principal payments on the 2019 Term Loan commenced the first quarter ending on March 31, 2020 and will be made in quarterly installments on the last day of each fiscal quarter, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2019 Term Loan. Principal payments on the 2020 Term Loan will commence with the first quarter ending on March 31, 2021 and will be made in quarterly installments on the last day of each fiscal quarter, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2020 Term Loan. The 2019 Term Loan matures on October 1, 2026 and the 2020 Term Loan matures on October 1, 2026.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on assets, transactions with affiliates and dispositions. To the extent total outstanding borrowings under the Revolving Credit Facility (excluding undrawn letters of credit up to $40 million) is greater than 30% of the total commitment amount of the Revolving Credit Facility, APG’s first lien net leverage ratio shall not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021 and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter. Our first lien net leverage ratio as of December 31, 2020 was 2.38:1.00.

In addition, the Credit Agreement contains customary provisions relating to events of default that include, among others, non-payment of principal, interest or fees, breach of covenants, inaccuracy of representations and warranties, failure to make payment on, or defaults with respect to, certain other indebtedness having an aggregate principal amount in excess of $75 million, bankruptcy and insolvency events, judgments in excess of $75 million or that could reasonably be expected to have a material adverse effect, change of control and certain events relating to Employment Retirement Income Security Act (“ERISA”) plans. Upon the occurrence of an event of default, and after the expiration of any applicable grace period, payment of any outstanding loans under the Credit Agreement may be accelerated and the lenders could foreclose on their security interests in the assets of the Borrower and the Guarantors.

We were in compliance with all covenants contained in the Credit Agreement as of December 31, 2020 and 2019.

Effective October 31, 2019, we entered into a $720 million of notional value five-year interest rate swap, exchanging one-month LIBOR for a fixed rate of 1.62% per annum, plus 250 basis points. Accordingly, our fixed interest rate per annum on the swapped $720 million of the 2019 Term Loan debt is 4.12%. As of December 31, 2020, the remaining $468 million of the 2019 Term Loan debt was bearing interest of 2.65% per annum based on one-month LIBOR plus 250 basis points. As of December 31, 2020, the $250 million 2020 Term Loan was bearing interest of 2.90% per annum based on one-month LIBOR plus 275 basis points.

One of APG’s Canadian subsidiaries had a $20 million unsecured line of credit agreement with a variable interest rate based upon the prime rate. There were no amounts outstanding under the line of credit at December 31, 2020 and the line of credit was closed in January 2021.

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected impact, if any, of the adoption of such standards will have on our financial position and/or results of operations. See Note 3 – “Recent Accounting Pronouncements” for further information regarding new accounting standards, including the anticipated dates of adoption and the effects on our consolidated financial position, results of operations or liquidity.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Revenue Recognition from Contracts with Customers

We recognize revenue from contracts with customers under Accounting Standards Codification (“ASC”) Topic 606 (“Topic 606”). ASC 606 aligns revenue recognition with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This core principle is achieved through the application of the following five step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue as performance obligations are satisfied.

We recognize revenue at the time the related performance obligation is satisfied by transferring a promised good or service to our customers. A good or service is considered to be transferred when the customer obtains control. We can transfer control of a good or service and satisfy our performance obligations either over time or at a point in time. We transfer control of a good or service over time and, therefore, satisfy a performance obligation and recognize revenue over time, if one of the following three criteria are met: (a) the customer simultaneously receives and consumes the benefits provided as we perform, (b) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (c) our performance does not create an asset with an alternative use, and we have an enforceable right to payment for performance completed to date.

For our performance obligations satisfied over time, we recognize revenue by measuring the progress toward complete satisfaction of that performance obligation. The selection of the method to measure progress towards completion can be either an input or output method and requires judgment based on the nature of the goods or services to be provided.

For our construction contracts, revenue is generally recognized over time as our performance creates or enhances an asset that the customer controls as it is created or enhanced. Our fixed price construction projects generally use a cost-to-cost input method to measure progress towards completion of the performance obligation as we believe it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Costs incurred include direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in the results of operations under cost of sales. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as work is performed.

Revenue from time and material construction contracts is recognized as the services are provided and is equal to the sum of the contract costs incurred plus an agreed upon markup. Revenue earned from distribution contracts is recognized upon shipment or performance of the service.

We have a right to payment for performance completed to date at any time throughout our performance of a contract, including in the event of a cancellation, and as such, revenue is recognized over time. These performance obligations use the cost-to-cost input method to measure our progress towards complete satisfaction of the performance obligation as we believe it best depicts the transfer of control to the customer which occurs as we incur costs on the contracts.

Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised from time to time on an on-going basis. For those performance obligations for which revenue is recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicate a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when revenues recognized under the cost-to-cost measure of progress exceed amounts invoiced to our customers. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the Specialty Services segment, are billed in arrears pursuant to contract terms that are standard within the industry, and resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Contract assets are generally classified as current assets within the consolidated balance sheets.

Contract liabilities from our long-term construction contracts arise when amounts invoiced to our customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when we expect to recognize such revenue. The long-term portion of contract liabilities is included in other non-current liabilities in the consolidated balance sheets.

Business Combinations

The determination of the fair value of net assets acquired in a business combination and estimates of acquisition-related contingent consideration requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using standard valuation techniques. Fair values of contingent consideration liabilities are estimated using an income approach such as discounted cash flows or option pricing models. We allocate purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions consistent with those of a market participant, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, future expected cash flows from backlog, customer relationships, and trade names; and discount rates. In estimating the future cash flows, management considers demand, competition and other economic factors. Management’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates, which could result in impairment charges in the future.

Due to the time required to obtain the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year from the date of acquisition in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such adjustments may result in the recognition, or adjust the fair values, of acquisition-related assets and liabilities and/or consideration paid, and the related depreciation and amortization expense, which are referred to as “measurement period adjustments.”

Significant changes in the assumptions or estimates used in the underlying valuations, including the expected profitability or cash flows of an acquired business, could materially affect our operating results in the period such changes are recognized.

Insurance Liabilities

We use high retention insurance programs to manage our risk for health, workers’ compensation, general liability and auto insurance. Accrued liabilities and other non-current liabilities include our best estimates of amounts expected to be incurred for these losses. The estimates are based on claim reports provided by the insurance carrier and actuarial analyses provided by third-party actuarial specialists, and management’s best estimates including the maximum premium for a policy period. The amounts the Company will ultimately incur could differ in the near term from the estimated amounts accrued.

The Periodic Assessment of Potential Impairment of Goodwill

Goodwill represents the excess of cost over the fair market value of net tangible and identifiable intangible assets of acquired businesses. Goodwill is not amortized but instead is annually tested for impairment, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. We have recorded goodwill in connection with our historical acquisitions of businesses. Upon acquisition, these businesses were either combined into one of the existing components or managed on a stand-alone basis as an individual component.

The components are aligned to one of our three reportable segments, Safety Services, Specialty Services, or Industrial Services. Goodwill is required to be evaluated for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available.

We identify reporting units by assessing whether components have discrete financial information available, engage in business activities, and have a segment manager regularly review the component’s operating results. If two or more components are deemed economically similar, those components are aggregated into one reporting unit when performing the annual goodwill impairment test.

We perform our annual goodwill impairment assessment on October 1 each fiscal year, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of a reporting unit. Additionally, a significant change in business climate, a loss of a significant customer, increased competition, a sustained decrease in share price, or a decrease in estimated fair value below book value may trigger the need for interim impairment testing of goodwill associated with one or more reporting units.

While our services have largely been deemed essential, we did experience negative impacts from COVID-19 on our operations including impacts from our suppliers, other vendors, and customer base. In addition to the impacts of COVID-19, we were also impacted by a significant decline in demand and volatility in oil prices as some of our services involve work within the oil and gas industry. As a result of these factors and the significant decline in our market capitalization during the first quarter of 2020, we concluded that an impairment triggering event had occurred for all of our reporting units and performed impairment tests for our goodwill and recoverability tests for our long-lived assets, which primarily include finite-lived intangible assets, property and equipment and right of use lease assets. During 2020, we recorded an impairment charge of $197 (comprised of $193 at businesses with ongoing operations and $4 at a business that was divested during 2020). See Note 7 – “Goodwill and Intangibles” for further information.

For the year ended December 31, 2020, we performed our annual goodwill impairment assessment as of October 1, 2020. We performed a qualitative assessment for our goodwill by examining relevant events and circumstances that could have an effect on their fair values, such as: macroeconomic conditions, industry and market conditions, entity-specific events, financial performance and other relevant factors or events that could affect earnings and cash flows. Based on the results of the qualitative assessments for the year ended December 31, 2020, we performed quantitative testing for all of our reporting units. For the reporting units for which quantitative testing was performed, we estimated their fair values using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually. Significant assumptions used in testing the reporting units included terminal values based on a terminal growth rate of 3%, ten years of discounted cash flows prior to the terminal value, and discount rates ranging from 15% to 18%. We believe the assumptions used in our quantitative goodwill impairment tests are reflective of the risks inherent in the business models of our reporting units and within our industry.

As part of the SKG Acquisition which occurred in October 2020, we used discounted cash flow projections and related assumptions for sales growth, operating margins and discount rate in determining the fair value of SKG. Goodwill was calculated as the excess of cost over the fair value of net identifiable assets at the SKG Acquisition date. As the SKG Acquisition aligns with our annual goodwill testing date, we determined that the preliminary fair values identified in purchase accounting approximate carrying value of this reporting unit.

Based on the results of the quantitative assessment, fair value was more than 10% in excess of carrying value for all reporting units, with the exception of our Infrastructure/Utility reporting unit which exceeded carrying value by approximately 9%. A 100 basis point increase in the discount rate used to test goodwill for impairment would have resulted in no additional impairment. Goodwill balances at each of our reporting units subject to impairment testing are shown in the table below:

($ in millions)	Goodwill Balance as of December 31, 2020
Life Safety	$647
Mechanical	48
Infrastructure/Utility	119
Fabrication	5
Specialty Contracting	48
Transmission	4

While we believe we have made reasonable estimates and assumptions to calculate the fair values of the reporting units, it is possible changes could occur. If in future years, the reporting unit’s actual results are not consistent with the estimates and assumptions used to calculate fair value, we may be required to recognize material impairments to goodwill. We will continue to monitor the impact of the COVID-19 pandemic and any changes to our reporting units for other signs of impairment. We may be required to perform additional impairment testing based on changes in the economic environment, disruptions to our business, significant declines in operating results of our reporting units, sustained deterioration of our market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when changes in macroeconomic conditions will occur, if there is significant deterioration from levels at year end in the construction industry, market prices for oil and gas and other fuel sources, or our market capitalization, it is reasonably likely we will be required to record material impairment charges in the future.

Income Taxes

Our provision for income taxes uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences and tax planning opportunities in the various jurisdictions in which we operate. Significant factors that can affect our annual effective tax rate include our assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. Although we believe our provision for income taxes is correct and the related assumptions are reasonable, the final outcome of tax matters could be materially different from what we currently anticipate, which could result in significant costs or benefits to us. See Note 13 – “Income Taxes” for additional discussion.

In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based on our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our financial statements.

We file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. Although we believe our calculations for tax returns are correct and the positions taken thereon are reasonable, the final outcome of income tax examinations could be materially different from our expectations and the estimates that are reflected in our consolidated financial statements, which could have a material effect on our results of operations, cash flows and liquidity.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2020, we had $1.4 billion senior secured term loans outstanding, of which $718 million had a variable interest rate. As of December 31, 2019, we had $1.2 billion senior secured term loans outstanding, of which $480 million had a variable interest rate. In addition, as of December 31, 2020 and 2019, we had a $300 million senior secured revolving credit facility, and, excluding letters of credit outstanding of $70 million and $65 million, respectively. We had no amounts of outstanding revolving loans in either period. The term loan balances outstanding had a weighted-average interest rate of 3.18%, and 4.40% for the years ended December 31, 2020 and 2019, respectively. A 100-basis point increase in the applicable interest rates under our credit facilities would have increased our interest expense by approximately $13 million and $3 million for the years ended December 31, 2020 and 2019, respectively.

Foreign Currency Risk

Our foreign operations are primarily in Europe and Canada. Revenue generated from foreign operations represented approximately 7% of our consolidated net revenues for the years ended December 31, 2020 and 2019. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. These foreign currency transaction gains and losses are classified in other (income) expense, net, in the consolidated statements of operations and were a $12 million gain for the year ended December 31, 2020 and were immaterial for the 2019 Successor period, 2019 Predecessor period, and the year ended December 31, 2018, respectively. Translation gains or losses, which are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet, result from translation of the assets and liabilities of APi Group’s foreign subsidiaries into U.S. dollars. Foreign currency translation losses (gains) totaled approximately ($9) million, ($3) million, ($3) million, and $11 million for the year ended December 31, 2020, the 2019 Successor period, 2019 Predecessor period, and the year ended December 31, 2018, respectively.

Our exposure to fluctuations in foreign currency exchange rates has increased from the SKG Acquisition and will continue to increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency.

Foreign Currency Contracts

We use foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain intercompany foreign currency transactions. At December 31, 2020, the Company had approximately $525 million notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through January 2021. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net and offset gain and losses on the underlying intercompany transactions. The fair value of derivative financial instruments as of December 31, 2020 was a liability of $9 million.

Other Market Risk

We are also exposed to construction market risk and its potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain ongoing discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, management believes it takes appropriate action to manage market and other risks, but there is no assurance that management will be able to reasonably identify all risks with respect to the collectability of these assets. See also “Revenue Recognition from Contracts with Customers” under Critical Accounting Policies within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets as of December 31, 2020 and 2019	52

Consolidated Statements of Operations for the Years Ended December 31, 2020 (Successor) and 2019 (Successor), the Period from January 1, 2019 through September 30, 2019 (Predecessor) and the Year Ended December 31, 2018 (Predecessor)	53
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2020 (Successor) and 2019 (Successor), the Period from January 1, 2019 through September 30, 2019 (Predecessor) and the Year Ended December 31, 2018 (Predecessor)	54

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2020 (Successor) and 2019 (Successor), the Period from January 1, 2019 through September 30, 2019 (Predecessor) and the Year Ended December 31, 2018 (Predecessor)	55

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 (Successor) and 2019 (Successor), the Period from January 1, 2019 through September 30, 2019 (Predecessor) and the Year Ended December 31, 2018 (Predecessor)	56

Notes to Consolidated Financial Statements	57

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors APi Group Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of APi Group Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019 (Successor), the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2020 and 2019 (Successor), period from January 1, 2019 through September 30, 2019, and the year ended December 31, 2018 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 (Successor), and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019 (Successor), period from January 1, 2019 through September 30, 2019, and the year ended December 31, 2018 (Predecessor), in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of FASB Accounting Standard Codification (Topic 842) Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Total estimated costs for certain fixed price projects recognized over time

As discussed in Note 6 to the consolidated financial statements, the Company recognizes revenue on certain safety services, specialty services and industrial services for fixed price projects over time. For these fixed price projects, the Company uses a cost-to-cost measure of progress. More specifically, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

We identified the assessment of total estimated costs at completion for certain fixed price projects recognized over time as a critical audit matter. Evaluating the Company’s initial and subsequent changes to the total estimated costs for the fixed price projects involved subjective auditor judgment. More specifically, our subjective auditor judgment involved the evaluation of management’s assumptions related to estimated direct and indirect material, labor and subcontractor costs, which affect the measurement of revenue recognized by the Company on certain fixed price projects.

The following are the primary procedures we performed to address this critical audit matter. We selected certain projects and inspected related contract agreements, amendments, and change orders to test the existence of customer arrangements and to understand the nature and scope of the related projects. We evaluated the Company’s ability to accurately estimate the total costs for certain projects by (1) interviewing project personnel to gain an understanding of the status of project activities, (2) analyzing and comparing costs incurred to the nature of total estimated costs remaining, and (3) inspecting subsequent changes to the total estimated costs at completion and inquiring with project personnel as to the reason for the change. We further evaluated the Company’s ability to accurately estimate the total costs by evaluating the difference between the estimated costs and the final costs incurred for projects completed during the year.

Fair value measurement of certain acquired intangible assets

As discussed in Note 4 to the consolidated financial statements, the Company utilized the excess earnings method to estimate the fair value of the customer relationships and contractual backlog, and the relief from royalty method was utilized to estimate the fair value of tradenames and trademarks. The Company acquired APi Group, Inc. for a total purchase price of $3.1 billion. The Company recorded a preliminary purchase price allocation in 2019 and the final purchase price allocation in 2020. The final purchase price allocation resulted in the recording of customer relationships, tradenames and trademarks, and contractual backlog intangible assets of $752 million, $259 million, and $99 million, respectively. The determination of the fair value of the acquired intangible assets, required the Company to make significant estimates and assumptions regarding certain future expected cash flows.

We identified the assessment of the fair value measurement of certain intangible assets in the APi Group, Inc. acquisition as a critical audit matter. Specifically, the assessment of certain future expected cash flows involved a high degree of subjective auditor judgment as demand and competition, in addition to other economic factors, could have an impact on the future expected cash flows.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the future expected cash flows by comparing the forecast to historical cash flows of the entity and to guideline public company and industry benchmarks. Furthermore, we evaluated the impact of economic factors, including demand and competition, on the cash flows based on publicly available data.

Fair value of certain reporting units subject to the goodwill impairment test

As discussed in Note 2 to the consolidated financial statements, the Company performs its annual goodwill impairment assessment at October 1 each fiscal year, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. The Company identified indicators that the goodwill of their reporting units may have been impaired in the first quarter of 2020 as a result of the macroeconomic conditions resulting from the impacts of COVID-19. The Company uses various valuation approaches, such as the income and market approach to determine the fair value of their reporting units. Under the income approach, the Company utilized discounted cash flow models in the determination of fair value of reporting units. The impairment tests resulted in goodwill impairment of $197 million. The determination of the fair value of reporting units under the income approach required significant use of judgments and assumptions regarding estimation of certain future cash flows.

We identified the assessment of the fair value measurement of certain reporting units as a critical audit matter. Specifically, the assessment of the certain estimated future cash flows involved a high degree of subjective auditor judgment as demand and competition, in addition to other economic factors, could have an impact on the estimation of future cash flows.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the estimation of certain future cash flows by comparing them to historical cash flows of the entity and to guideline public company and industry benchmarks. Furthermore, we evaluated the impact of economic factors, including demand and competition, on the cash flows based on publicly available data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Minneapolis, Minnesota

March 24, 2021

Consolidated Balance Sheets

December 31, 2020 and 2019

(In millions, except per share amounts)

	December 31, 2020 (Successor)	December 31, 2019 (Successor)
Assets
Current assets:
Cash and cash equivalents	$515	$256
Accounts receivable, net of allowances of $2 and $0 at December 31, 2020 and December 31, 2019, respectively	639	730
Inventories	64	58
Contract assets	142	245
Prepaid expenses and other current assets	77	33
Assets held for sale	—	20
Total current assets	1,437	1,342

Property and equipment, net	355	402
Operating lease right of use assets	107	105
Goodwill	1,082	980
Intangible assets, net	965	1,121
Deferred tax assets	89	—
Other assets	30	61
Total assets	$4,065	$4,011
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$18	$19
Accounts payable	150	156
Contingent consideration and compensation liabilities	41	49
Accrued salaries and wages	182	149
Deferred consideration	67	73
Other accrued liabilities	133	157
Contract liabilities	219	193
Operating and finance leases	31	27
Total current liabilities	841	823

Long-term debt, less current portion	1,397	1,171
Contingent consideration and compensation liabilities	22	15
Operating and finance leases	96	95
Deferred tax liabilities	45	23
Deferred consideration	—	78
Other noncurrent liabilities	106	49
Total liabilities	2,507	2,254
Shareholders’ equity:
Preferred shares, $0.0001 par value; unlimited authorized shares; 4 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	—
Common shares; $0.0001 par value, unlimited authorized shares, 168 shares and 170 shares issued at December 31, 2020 and December 31, 2019, respectively, (Includes 12 shares declared for stock dividend at December 31, 2020)	—	—
Additional paid-in capital	1,856	1,885
Accumulated deficit	(284)	(131)
Accumulated other comprehensive income (loss)	(14)	3
Total shareholders’ equity	1,558	1,757
Total liabilities and shareholders’ equity	$4,065	$4,011

See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries

Consolidated Statements of Operations

(In millions, except share and per share amounts)

	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,	Year Ended December 31,
	2020	2019	2019	2018
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net revenues	$3,587	$985	$3,107	$3,728
Cost of revenues	2,831	787	2,503	2,941
Gross profit	756	198	604	787
Selling, general, and administrative expenses	725	359	490	625
Impairment of goodwill	197	—	12	—
Operating income (loss)	(166)	(161)	102	162
Interest expense, net	52	15	20	22
Investment income and other, net	(34)	(25)	(11)	(6)
Other (income) expense, net	18	(10)	9	16
Income (loss) before income tax provision	(184)	(151)	93	146
Income tax provision (benefit)	(31)	2	7	10
Net income (loss)	$(153)	$(153)	$86	$136
Net income (loss) attributable to common shareholders:		—
Accrued stock dividend on Preferred Shares	(222)	—	—	—
Net income (loss) attributable to common shares	$(375)	$(153)	$86	$136
Net loss per common share:
Basic	$(2.21)	$(1.15)	n/a	n/a
Diluted	$(2.21)	$(1.15)	n/a	n/a
Weighted average shares outstanding:
Basic	169	133	n/a	n/a
Diluted	169	133	n/a	n/a
Pro forma income information (See Note 2):
Historical income before income taxes	n/a	n/a	$93	n/a
Pro forma provision for income taxes	n/a	n/a	29	n/a
Pro forma net income	n/a	n/a	$64	n/a

See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,	Year Ended December 31,
	2020	2019	2019	2018
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net income (loss)	$(153)	$(153)	$86	$136
Other comprehensive income (loss):
Fair value change - derivatives, net of tax (expense) benefit ($9, $0, $0, and $0, respectively)	(26)	—	—	—
Foreign currency translation adjustment	9	3	3	(11)
Comprehensive income (loss)	$(170)	$(150)	$89	$125

See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In millions, except share amounts)

	Successor
	Preferred Shares Issued and Outstanding		Common Shares Issued and Outstanding		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance, January 1, 2019	4,000,000	$—	121,032,500	$—	$1,228	$22	$—	$1,250
Net loss	—	—	—	—	—	(153)	—	(153)
Issuance of ordinary shares and exercise of warrants	—	—	48,869,760	—	501	—	—	501
Share-based compensation	—	—	—	—	156	—	—	156
Foreign currency translation adjustment	—	—	—	—	—	—	3	3
Balance, December 31, 2019	4,000,000	$—	169,902,260	$—	$1,885	$(131)	$3	$1,757
Net loss	—	—	—	—	—	(153)	—	(153)
Fair value change - derivatives	—	—	—	—	—	—	(26)	(26)
Foreign currency translation adjustment	—	—	—	—	—	—	9	9
Share cancellations	—	—	(608,016)	—	(6)	—	—	(6)
Common shares purchased and cancelled	—	—	(1,742,284)	—	(30)	—	—	(30)
Warrants exercised	—	—	257,226	—	3	—	—	3
Share-based compensation and other, net	—	—	242,838	—	4	—	—	4
Balance, December 31, 2020	4,000,000	$—	168,052,024	$—	$1,856	$(284)	$(14)	$1,558

	Predecessor
					Accumulated	Note
	Common Stock Issued and Outstanding		Additional Paid-In	Retained	Other Comprehensive	Receivable From	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholder	Equity
Balance, December 31, 2017	11,000,000	$—	$—	$602	$(17)	$(3)	$582
Cumulative-effect adjustment from adoption of ASC 606 (See Note 1)	—	—	—	(1)	—	—	(1)
Net income	—	—	—	136	—	—	136
Distributions	—	—	—	(74)	—	—	(74)
Repayments of stockholder note	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	(11)	—	(11)
Balance, December 31, 2018	11,000,000	$—	$—	$663	$(28)	$(2)	$633
Net income	—	—	—	86	—	—	86
Foreign currency translation adjustment	—	—	—	—	3	—	3
Repayments of stockholder note	—	—	—	—	—	2	2
Distributions and other	—	—	—	(62)	—	—	(62)
Balance, September 30, 2019	11,000,000	$—	$—	$687	$(25)	$—	$662

See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In Millions)

	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,	Year Ended December 31,
	2020	2019	2019	2018
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$(153)	$(153)	$86	$136
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	81	18	52	60
Amortization	182	51	26	49
Impairment of goodwill	197	—	12	—
Deferred taxes	(74)	(2)	1	—
Share-based compensation expense	5	156	35	3
Noncash lease expense	30	6	24	—
Other, net	—	(2)	—	(1)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	120	41	(1)	(119)
Contract assets	118	105	(113)	(54)
Inventories	11	—	(4)	(9)
Prepaid expenses and other assets	(2)	83	(18)	10
Accounts payable	(24)	(32)	12	1
Accrued liabilities and income taxes payable	12	(108)	74	14
Contract liabilities	17	(14)	3	9
Other liabilities	(24)	1	(44)	13
Net cash provided by operating activities	496	150	145	112
Cash flows from investing activities:
Acquisitions, net of cash acquired	(319)	(2,565)	(6)	(234)
Purchases of property and equipment	(38)	(11)	(53)	(74)
Proceeds from sales of property, equipment, held for sale assets and disposals of businesses	17	5	7	5
Advances on related-party and other notes receivable	—	—	(4)	(16)
Payments received on related-party and other notes receivable	—	27	5	19
Proceeds from sale of marketable securities, net	—	816	—	—
Net cash used in investing activities	(340)	(1,728)	(51)	(300)
Cash flows from financing activities:
Net short-term debt	—	20	76	315
Proceeds from long-term borrowings	250	1,194	—	—
Payments on long-term borrowings	(21)	—	(17)	(12)
Repurchase of common shares	(30)	—	—	—
Payments of acquisition-related consideration	(93)	(2)	(16)	(25)
Deferred financing costs paid	(8)	(24)	—	(1)
Proceeds from issuance of common shares and warrant exercises	3	210	—	—
Restricted shares tendered for taxes	(2)	—	—	—
Distributions paid	—	—	(53)	(74)
Net cash provided by (used in) financing activities	99	1,398	(10)	203
Effect of foreign currency exchange rate change on cash and cash equivalents	4	(1)	—	(2)
Net increase (decrease) in cash and cash equivalents	259	(181)	84	13
Cash and cash equivalents, beginning of period	256	437	54	41
Cash and cash equivalents, end of period	$515	$256	$138	$54
Supplemental schedule of disclosures of cash flow information:
Cash paid for interest	$47	$14	$19	$24
Cash paid for income taxes, net of refunds	29	3	7	9
Non-cash accrued contingent consideration issued in business combinations	5	—	—	11
Common shares issued in the APi Acquisition	—	291	—	—
Non-cash deferred purchase consideration issued in business combinations	—	147	—	—

See notes to consolidated financial statements.

APi Group Corporation

Notes to Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

Note 1.Nature of Business

APi Group Corporation (the “Company” or “APG”) is a market-leading business services provider of safety, specialty, and industrial services in over 200 locations, primarily in North America and Europe. Until its acquisition of APi Group, Inc. (“APi Group”) on October 1, 2019, the Company had neither engaged in any operations nor generated any revenues (See Note 4 – “Business Combinations”).

Note 2.Significant Accounting Policies

Principles of consolidation: The consolidated financial statements (“Financial Statements”) include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities over which the Company has significant influence but not control are accounted for using the equity method of accounting. These investments are initially recorded at cost and subsequently adjusted based on the Company’s proportionate share of earnings, losses and distributions from each entity.

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

As a result of the application of the acquisition method of accounting as of the effective date of the APi Acquisition, the accompanying Financial Statements include a black line division, where applicable, which indicates a differentiation that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not comparable.

The historical financial information of the Company which was, prior to the APi Acquisition, an acquisition vehicle, has not been presented in these Financial Statements as these historical amounts are not considered meaningful. As an acquisition vehicle, the Company retained and invested the proceeds from its initial public offering (the “IPO”) and the funds were used to pay a portion of the cash consideration for the APi Acquisition.

Unaudited pro forma income information: The unaudited pro forma net income information presented on the face of the consolidated statements of operations gives effect to the conversion of APi Group to a C corporation. Prior to such conversion, APi Group was an S corporation and generally not subject to federal income taxes within the United States. The pro forma net income, therefore, includes an adjustment for income tax expense on the income attributable to controlling interest as if APi Group had been a C corporation for the period from January 1, 2019 through September 30, 2019, at an assumed combined federal, state, local and foreign effective income tax rate of 28.7%.

Use of estimates and risks and uncertainty of COVID-19: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include the estimation of total contract costs used for revenue and cost recognition from construction contracts, fair value estimates included in the accounting for acquisitions, valuation of long-lived assets and acquisition-related contingent consideration, self-insurance liabilities, income taxes and the estimated effects of litigation and other contingencies.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak (COVID-19) a “Public Health Emergency of International Concern” and on March 11, 2020, declared COVID-19 a pandemic. In mid-March 2020, U.S. State Governors, local officials and leaders outside of the U.S. began ordering various “shelter-in-place” orders, which have had various impacts on the U.S. and global economies. Since that time and through December 31, 2020, the U.S. State Governors have issued new and renewed health and civil preparedness policies that limit social gatherings and business activities. This has required greater use of estimates and assumptions in the preparation of the Financial Statements, specifically those estimates and assumptions utilized in the Company’s forecasted cash flows that form the basis in developing the fair values utilized in its impairment assessments, annual effective tax rate, and assessment of the realizability of deferred tax assets. This has included assumptions as to the duration and severity of the COVID-19 pandemic, timing and amount of demand shifts for the Company’s services, labor availability and productivity, supply chain continuity, required remedial measures, and timing of a return to normalcy.

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

Foreign currency and currency translation: The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at year-end, with resulting translation gains or losses included within other comprehensive income or loss. Revenue and expenses are translated into U.S. dollars at average monthly rates of exchange in effect during the year. Foreign currency transaction gains and losses are classified in other (income) expense, net, in the consolidated statements of operations and were a $12 gain for the year ended December 31, 2020 and were immaterial for the year ended December 31, 2019; the period from January 1, 2019 through September 30, 2019; and the year ended December 31, 2018; respectively. Translation gains or losses, which are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheet, result from translation of the assets and liabilities of APi Group’s foreign subsidiaries into U.S. dollars. Foreign currency translation losses (gains) totaled approximately ($9), ($3), ($3), and $11 for the years ended December 31, 2020 and 2019; the period from January 1, 2019 through September 30, 2019; and the year ended December 31, 2018; respectively.

All of the Company’s foreign operations use their local currency as their functional currency. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in other income or expense, net, in the consolidated statements of operations.

Cash and cash equivalents: The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Fair value of financial instruments: The financial instruments of the Company include cash and cash equivalents, accounts and notes receivable, accounts payable, contingent consideration and compensation liabilities and debt obligations.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market as of the measurement date. ASC Topic 820, Fair Value Measurements, provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to and is composed of the following levels:

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

The carrying values of cash and cash equivalents, accounts receivable, contract assets, other receivables, accounts payable, contingent compensation liabilities, accrued liabilities, and contract liabilities approximate their fair values because of their short maturity. The carrying values of the notes receivable approximate their fair values based on the current rates of return on similar investments. The fair value of the Company’s revolving line of credit facilities and long-term debt are based on current lending rates for similar borrowings, assuming the debt is outstanding through maturity, and considering the collateral. The carrying values of long-term debt and revolving line of credit facilities approximate their fair values because of the variable interest rates of these instruments, which generally are reset monthly.

The fair value of the Company’s interest rate swap and foreign currency contracts are determined using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. The fair value of the Company’s contingent consideration obligations is determined using a probability-weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Inventories: Inventories consist primarily of wholesale insulation products, contracting materials and supplies. Inventories are valued at the lower of cost or net realizable value.

Property and equipment: Property and equipment, including additions, replacements and improvements, is stated at cost, or fair value for assets acquired in a business combination, less accumulated depreciation. Expenditures for maintenance and repairs are charged to operating expenses as incurred unless such expenditures extend the life of the asset or increase its capacity or efficiency. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and any resulting gain or loss is recognized in the consolidated statements of operations.

Leases: The Company’s lease portfolio mainly consists of facilities, equipment and vehicles. Operating lease assets represent the Company’s right to use an underlying asset for the lease term whereas lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term (or at fair values in the case of those leases assumed in an acquisition). As most of the Company’s leases do not provide an implicit rate, the Company uses incremental borrowing rates that reflect its own external unsecured borrowing rates and are risk-adjusted to approximate secured borrowing rates over similar terms. These rates are assessed on a quarterly basis for measurement of new lease obligations. The operating lease assets also include any lease payments made less lease incentives. Leases with an initial term of less than 1 year are not recorded on the Company’s consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term. Many leases include one or more options to renew, with renewal terms that can extend the lease term for several years. The exercise of lease renewal options is generally at the Company’s sole discretion. Certain leases also include options to purchase the leased assets. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements contain lease and non-lease components, which are accounted for as a single lease component for all asset classes except for certain asset classes within its information technology arrangements. Operating lease right of use assets are reported as separate lines in the consolidated balance sheets. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. The Company’s accounting for finance leases (previously referred to as capital leases) remains substantially unchanged. For finance leases, the Company recognizes more expense in the initial years of total lease expense recognition due to the accretion of the lease liability and the straight-line amortization of the leased asset. Assets acquired under finance leases are recorded in property and equipment, net.

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

While the Company’s services have largely been deemed essential, the Company did experience negative impacts from COVID-19 on its operations including impacts from the Company’s suppliers, other vendors, and customer base. In addition to the impacts of COVID-19, the Company was also impacted by a significant decline in demand and volatility in oil prices as some of the Company’s services involve work within the oil and gas industry. As a result of these factors and the significant decline in the Company’s market capitalization during the first quarter of 2020, the Company concluded that an impairment triggering event had occurred for all of its reporting units and performed impairment tests for its goodwill and recoverability tests for its long-lived assets, which primarily include finite-lived intangible assets, property and equipment and right of use lease assets. The Company determined that goodwill was impaired and recorded an impairment charge to goodwill of  $197 (comprised of $193 at businesses with ongoing operations and $4 at a business that was divested prior to December 31, 2020). See Note 7 – “Goodwill and Intangibles” for further information.

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

See Note 7 – “Goodwill and Intangibles” for additional detail on goodwill and other intangible assets.

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

As noted above in “Use of estimates and risks and uncertainty of COVID-19”, during the first quarter of 2020, the Company concluded that an impairment triggering event had occurred. The Company reviewed its long-lived assets for impairment and  concluded there was no impairment to long-lived assets for the year-ended December 31, 2020.

Investments: The Company holds investments in joint ventures, which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company’s share of earnings from the joint ventures was $14, $5, $6, and $8, during the years ended December 31, 2020 (Successor) and 2019 (Successor), the period from January 1, 2019 through September 30, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively. The earnings are recorded within investment income and other, net in the condensed consolidated statements of operations. The investment balances were $9 and $6 as of December 31, 2020 and 2019, respectively, and are recorded within other assets in the consolidated balance sheets.

Definite-lived intangibles: Intangibles consist of trade names and trademarks, customer relationships and backlog intangibles. The trade names and customer relationships are amortized over their estimated useful lives, which range from 2 to 15 years. Backlog intangibles are amortized over a period of 15 to 36 months.

Valuation of assets held for sale: As of December 31, 2019, the Company had two businesses which constituted disposal groups classified as held for sale. Upon designation as held for sale, the Company ceased recording depreciation on those disposal groups and assessed each for impairment by comparing the fair value of the disposal groups to their carrying values. The fair value of the disposal groups is estimated using a market multiple approach or negotiated sales values, where applicable. The Company uses various assumptions to estimate fair value under the market multiple approach, including estimating the market multiples expected from the eventual sale of the disposal groups based on information obtained as a result of its marketing process. See Note 5 – “Divestitures and Held for Sale”.

Insurance liabilities: Accrued and other noncurrent liabilities include management’s best estimates of amounts expected to be incurred for health insurance claims, workers’ compensation, general liability and automobile liability losses. The estimates are based on claim reports provided by the insurance carrier, management’s best estimates, and the maximum premium for a policy period. The amounts the Company will ultimately incur could differ in the near-term from the estimated amounts accrued. At December 31, 2020 and 2019, the Company had accrued $59 and $53, respectively, relating to workers’ compensation, general and automobile claims, with $37 and $33, respectively, included in other noncurrent liabilities. The Company recorded a receivable from the insurance carriers of $7 at both December 31, 2020 and 2019, to offset the liabilities due above the Company’s deductible, which, under contract, are payable by the insurance carrier. The Company has outstanding letters of credit as collateral totaling approximately $70 and $65 at December 31, 2020 and 2019, respectively. The Company had $4 accrued within accrued salaries and wages relating to outstanding health insurance claims at both December 31, 2020 and 2019.

Share-based compensation: The Company recognizes share-based compensation over the requisite service period of the awards (usually the vesting period) based on the grant date fair value of awards. An offsetting increase to shareholders’ equity will be recorded equal to the amount of the compensation expense charge. For stock option grants with performance-based milestones, the expense is recorded over the service period after the achievement of the milestone is probable or the performance condition is achieved. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model on the date of grant. Grants of restricted stock units are valued based on the closing market share price of the Company’s stock on the date of grant.

Shareholders’ Equity: On April 28, 2020, the Company changed its jurisdiction of incorporation from the British Virgin Islands to the State of Delaware (“the Domestication”). The business, and assets and liabilities of the Company and its subsidiaries were the same immediately after the Domestication as they were immediately prior to the Domestication. As a result of the Domestication, ordinary shares and Preferred Shares were converted to shares of Common Stock and Series A Preferred Stock, respectively. Each holder of a warrant, option or restricted stock unit became a holder of a warrant, option or restricted stock unit of the domesticated Company. The number of shares outstanding did not change as a result of the Domestication, and the proportional equity interest of each shareholder remained the same. Shares referred to as ordinary shares and Preferred Shares prior to the Domestication are referred to as common shares and Series A Preferred Shares (“Preferred Shares”) throughout these Financial Statements.

As of December 31, 2019, the Company had two classes of stock outstanding: ordinary shares, which equate to common shares under U.S. GAAP, and Preferred Shares which equate to preferred shares under U.S. GAAP. The Preferred Shares were issued at $10.00 per share to Mariposa Acquisition IV, LLC (“Mariposa”), an entity controlled by the co-chairperson of the Company’s Board of Directors. The Preferred Shareholders are entitled to receive an annual dividend. The potential value of the Preferred Shares dividend was determined to be equity classified in accordance with ASC 718, Compensation – Stock Compensation. See Note 17 – “Shareholders’ Equity”.

Warrants: The Company issued warrants in 2017 that were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging (See Note 17 – “Shareholders’ Equity”). The fair value of the warrants was recorded as additional paid-in capital on the issuance date.

Earnings Per Share: Basic earnings per common share excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. The Company has determined that its Preferred Shares are participating securities as the Preferred Shares participate in dividends with common shares according to a predetermined formula that is greater than one for one. Accordingly, the Company used the two-class method of computing basic and diluted earnings per share for common shares according to participation rights of the Preferred Shares. Under this method, net income applicable to holders of common shares first reduced by the amount of dividends declared on Preferred Shares in the current period with remaining undistributed earnings allocated on a pro rata basis to the holders of common and Preferred Shares to the extent that each class may share income for the period; whereas undistributed net loss is allocated to common shares because Preferred Shares are not contractually obligated to share the loss.

Revenue recognition and contract costs: Refer to Note 6 – “Revenue”, for further discussion on the Company’s revenue recognitions policies.

Income taxes and distributions: Historically, APi Group has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code for federal tax purposes. As a result, APi Group’s income was not subject to U.S. federal income taxes or state income taxes in those states where the “S” Corporation status is recognized. In Predecessor periods, no provision or liability for federal or state income tax has been provided in its consolidated financial statements except for those taxing jurisdictions where the “S” Corporation status is not recognized. In connection with the APi Acquisition, APi Group’s “S” Corporation status was terminated and APG is now treated as a “C” Corporation under Subchapter C of the Internal Revenue Code and is part of the consolidated tax group of the Company. The termination of the “S” Corporation election has had a material impact on the Company’s results of operations, financial condition, and cash flows as reflected in the December 31, 2020 consolidated financial statements. The effective tax rate has increased, and net income has decreased as compared to the Company’s “S” Corporation tax years, since the Company is now subject to U.S. federal and state corporate income taxes in addition to foreign corporate income taxes on its earnings.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties relating to unrecognized tax benefits and penalties in income tax expense.

Note 3.Recent Accounting Pronouncements

Accounting standards issued and adopted:

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. ASU 2018-17 guidance eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. This pronouncement is effective for fiscal years ending after December 15, 2019, with early adoption permitted. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC Subtopic 350-402 to determine which implementation costs to capitalize as assets. The guidance is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company adopted this guidance as of January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02, including all the related amendments subsequent to its issuance, superseded the existing guidance for lease accounting. Lessees which are required to recognize a right-of-use (“ROU”) asset and a lease liability for virtually all leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of the lease payments. The asset is based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, a dual model was retained, requiring leases to be classified as either operating or finance leases. Operating leases result in straight-line expense while finance leases result in a front-loaded expense pattern.

The Company adopted ASU 2016-02 on January 1, 2019, using the optional transition method to the modified retrospective approach, which eliminates the requirement to restate the prior period financial statements. Under this transition provision, the Company has applied ASU 2016-02 to reporting periods beginning on January 1, 2019, while prior periods continue to be reported and disclosed in accordance with the legacy guidance under ASC Topic 840, Leases (“ASC 840”). The adoption did not result in a material cumulative-effect adjustment to the opening balance of retained earnings. A number of practical expedients are also available under the new guidance. The Company has elected the “package of practical expedients” that will retain lease classification and initial direct costs for any identified leases that exist prior to adoption of the standard. The Company has not elected to adopt the “hindsight” practical expedient, and therefore will measure the ROU asset and lease liability using the remaining portion of the lease term at adoption on January 1, 2019. The Company has made an accounting policy election available under the new lease standard to not recognize lease assets and lease liabilities for leases with a term of 12 months or less.

Adoption of the new lease standard resulted in the recording of additional operating lease ROU assets and operating lease liabilities of approximately $86 each at January 1, 2019 (Predecessor) and additional operating lease ROU assets and operating lease liabilities of approximately $105 and $104, respectively, at December 31, 2019 (Successor). The adoption of the new lease standard did not materially impact the Company’s consolidated results of operations or consolidated cash flows. See Note 11 – “Leases” for further disclosure on impacts to the Company’s consolidated balance sheets.

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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”) to clarify the interaction in accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not expect this guidance to have material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not expect this guidance to have material impact on its consolidated financial statements.

Note 4.Business Combinations

The Company continually evaluates potential acquisitions that strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. Acquisitions are accounted for as business combinations using the acquisition method of accounting. As such, the Company makes a preliminary allocation of the purchase price to the tangible assets and identifiable intangible assets acquired and liabilities assumed. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Purchase price is allocated to acquired assets and liabilities assumed based upon their estimated fair values as determined based on estimates and assumptions that are deemed reasonable by the Company. In connection with significant acquisitions, the Company engages third-party valuation specialists to assist with preparation of critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed recorded as goodwill. Goodwill is attributable to the workforce of the acquired businesses, the complementary strategic fit and resulting synergies these businesses bring to existing operations, and the opportunities from the expanded platform in new markets expected to be achieved.

2020 Acquisitions

During 2020, the Company completed the acquisition of SK FireSafety (“SKG”) and a number of other immaterial acquisitions, for consideration transferred of $324, which includes a cash payment made at closing of $319, net of cash acquired, and $5 of deferred consideration that will be paid out in 1-2 years.

SKG is a European market-leading provider of commercial safety services, with operations primarily in the Netherlands, Belgium, France, Sweden, Norway, and the United Kingdom. On October 1, 2020, the Company completed the SKG Acquisition and acquired all the outstanding stock. Through the acquisition of SKG, APG established a European platform for international organic and acquisition expansion. The other acquisitions were primarily in the Safety Services segment and based in the United States.

The Company has not finalized its accounting for all 2020 acquisitions that occurred during the fourth quarter of 2020. The areas of the purchase price allocation that are not yet finalized are primarily related to SKG and include the valuation of: i) property and equipment; ii) intangible assets; iii) lease-related assets and liabilities and; iv) income tax related matters. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. Based on preliminary estimates, the total amount of goodwill from the 2020 acquisitions that is expected to be deductible for tax purposes is $19. See Note 7 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.

The results of operations for the 2020 acquisitions are included in the consolidated financial statements of the Company from the dates of the respective acquisitions and represent net revenues and operating loss of $46 and $(3), respectively. The Company has not included pro forma financial information related to the 2020 acquisitions as the overall impact to the financial statements was not material. Transaction costs incurred by APG related to the acquisitions totaled $4 for the year ended December 31, 2020, which were expensed and recorded as a component of selling, general and administrative expenses in the consolidated statement of operations.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash paid at closing	$329
Deferred consideration	5
Total consideration	$334
Cash	$10
Other current assets	74
Property and equipment	12
Customer relationships	71
Trade names and trademarks	15
Contractual backlog	1
Goodwill	225
Other noncurrent assets	14
Current liabilities	(54)
Noncurrent liabilities	(34)
Net assets acquired	$334

2019 APi Acquisition

On October 1 2019, the Company completed the acquisition of all of the issued and outstanding capital stock of APi Group (the “APi Acquisition”), a market-leading business services provider of safety, specialty, and industrial services in over 200 locations, primarily in North America. Concurrently, the Company’s name was changed to APi Group Corporation.

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

The deferred purchase price consideration is an estimate of future payments to be made to the Sellers pursuant to the terms of the Purchase Agreement upon final determination of certain income tax related matters. Prior to the APi Acquisition, APi Group was structured for United States (“US”) income tax purposes as a “flow through entity”. Pursuant to the terms of the Purchase Agreement, the Company agreed to pay to the Sellers the following amounts: i) up to $130 related to an Internal Revenue Code (“IRC”) Section 338(h)(10) election made by the Sellers; ii) up to $23 for IRC Section 965 taxes incurred by the Sellers and; iii) an amount sufficient to cover the Sellers’ state and federal tax liabilities for 2019. These deferred payments are expected to be paid to the Sellers over the course of approximately 18 months from the APi Acquisition date. A final determination of the amounts of deferred purchase consideration due to the Sellers will not be determined until such time that the Company files its amended 2019 tax return. As of December 31, 2020, $43 has been paid related to the IRC Section 338(h)(10) election, $23 has been paid for the IRC Section 965 taxes incurred by the Sellers and an additional $10 has been paid to cover Sellers’ state and federal tax liabilities for 2019. No further payments are expected to be made related to the IRC Section 965 or the Sellers’ state and federal tax liabilities for 2019. The Company expects to file its final 2019 tax returns no later than the fourth quarter of 2020. The fair value of the deferred purchase consideration is based on management’s estimated amounts and timing of future payments, discounted utilizing rates ranging from 2.6% to 2.8% to reflect market participant assumptions. The discount rate utilized was a risk-free rate selected based on the nearest risk-free rate term associated with the payments of the deferred purchase consideration, with a credit risk premium applied as the payments are not risk-free.

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

The following table summarizes the final fair value of consideration transferred and the final fair values of the assets acquired and liabilities assumed at the date of the APi Acquisition:

Cash paid at closing	$2,703
Deferred consideration	137
Share consideration—28,373,000 APG common shares	291
Total consideration	$3,131
Cash	$138
Current assets	1,302
Property and equipment	408
Assets held for sale	14
Intangible assets	1,110
Goodwill	1,047
Other noncurrent assets	181
Current liabilities	(851)
Noncurrent liabilities	(218)
Net assets acquired	$3,131

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

Pursuant to the terms of the Purchase Agreement, approximately $2 of cash consideration and $18 of share consideration (1,746,342 common shares) were placed into escrow. As of December 31, 2020, 608,016 shares and $2 of cash consideration had been released from escrow to the Company in settlement of indemnification claims and the shares were subsequently cancelled. The cash escrow and share consideration escrow represent escrow accounts established for consideration adjustments that may be required to be made by the employee stock ownership plan (“ESOP”). The share consideration placed in escrow is specifically related to any indemnification matters, including certain specifically identified indemnification matters in the Purchase Agreement (the “Indemnity Escrow Account”) related to pre-acquisition matters. The Indemnity Escrow Account will remain in place until the later of March 31, 2021 or the receipt of the Final Determination Letter (as defined in the Purchase Agreement) in relation to the termination of the ESOP, to the extent there are no submitted but unsettled indemnification claims at that date. Prior to the APi Acquisition, the ESOP held an approximately 36% ownership interest in APi Group. Pursuant to the terms of the Purchase Agreement, the Purchase Agreement contains an indemnification cap of $45. For any indemnification claims that are identified, the pro-rata portion that relates to the ESOP shareholders of APi Group will be paid from the Indemnity Escrow Account up to $18. For any indemnification claims that are identified, the pro-rata portion that relates to the non-ESOP shareholders of APi Group will require settlement directly from those former shareholders.

The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the year ended December 31, 2019 as if the APi Acquisition and related financing had occurred as of January 1, 2018, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of APi Group and are not necessarily indicative of what the Company’s operating results would have been had the acquisition and related financing taken place on January 1, 2018.

	2019 (Successor)	2018 (Predecessor)
Net revenues	$4,092	$3,728
Net loss	(203)	(109)

Pro forma financial information is presented as if the operations of APi Group had been included in the consolidated results of the Company since January 1, 2018 and gives effect to transactions that are directly attributable to the APi Acquisition and related financing. Successor and Predecessor periods have been combined in the pro forma financial information for the year ended December 31, 2019 with pro forma adjustments to adjust for the different basis in accounting between the Successor and the Predecessor. Adjustments include: additional depreciation and amortization expense related to the fair value of acquired property and equipment and intangible assets as if such assets were acquired on January 1, 2018; interest expense under the Company’s $1,200 term loan under a new term loan facility as if the amount borrowed to partially finance the purchase price was borrowed on January 1, 2018; and adjustments for interest and investment income on cash and cash equivalents and investments in marketable securities held by the Company for the year ended December 31, 2019 related to the IPO proceeds generated and invested until the completion of the APi Acquisition as the pro forma financial statements assume that the IPO financing occurred on January 1, 2018 and the proceeds were used to complete the APi Acquisition concurrently. Further adjustments assume income taxes for the Predecessor periods based on a blended US federal and state statutory tax rate.

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

The total contingent compensation arrangement liability assumed as part of the APi Acquisition was $27. The total contingent compensation arrangement liability was $39 and $30 at December 31, 2020 and December 31, 2019, respectively. The maximum payout of these arrangements upon completion of the future performance periods is $85 and $99, inclusive of the $39 and $30 accrued as of December 31, 2020 and December 31, 2019, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. For one of the Company’s contingent compensation arrangements, the liability is determined based on the Monte Carlo Simulation method. Compensation expense associated with these arrangements is recognized ratably over the required employment period.

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

In conjunction with the APi Acquisition, the Company acquired certain assets that qualified as held for sale. Accordingly, these assets were recognized by the Company in purchase accounting at fair value less the cost to sell and totaled $14. These assets were sold by the Company prior to the conclusion of the third quarter of 2020.

Note 5. Divestitures and Held for Sale

During 2020, the Company completed the divestiture of two businesses it had classified as held for sale as of December 31, 2019. The sales were completed for $15, for which the Company recorded notes receivable within prepaid expense and other current assets and other assets on the consolidated balance sheet. The divestitures did not result in any material gains or losses on sale.

The following table presents information related to the major classes of assets that were classified as assets held for sale in the consolidated balance sheets:

	December 31, 2020 (Successor)	December 31, 2019 (Successor)
Property and equipment, net	$—	$9
Goodwill (1)	—	1
Intangible assets, net	—	10
Total assets held for sale	$—	$20

(1)

During the year ended December 31, 2020, the Company recorded a $4 goodwill impairment charge related to recording the carrying value of a business held for sale at its estimated selling price less costs to sell.

Note 6.Revenue

Under ASC 606, revenue is recognized when, or as, control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. The adoption of ASC 606 did not have a material effect on the timing or amount of revenue recognized as compared with the Company’s previous revenue recognition practices for the year ended December 31, 2018. Revenue is primarily recognized by the Company over time utilizing the cost-to-cost measure of progress, consistent with the Company’s previous revenue recognition practices. Revenue recognized at a point in time relates primarily to distribution contracts and was not material for the years ended December 31, 2020 and 2019 (Successor), the period from January 1, 2019 through September 30, 2019 (Predecessor), and the year ended December 31, 2018, respectively.

Contracts with customers: The Company derives revenue primarily from safety services, specialty services and industrial services contracts with a duration of less than one week to three years, with the majority of contracts with durations of less than six months, which are subject to multiple pricing options, including fixed-price, unit price, time and materials, or cost plus a markup. The Company also enters into fixed-price service contracts related to monitoring, maintenance and inspection of safety systems. The

Company may utilize subcontractors in the fulfillment of its performance obligations. When doing so, the Company is considered the principal in these transactions and revenue is recognized on a gross basis.

Revenue for fixed-price agreements is generally recognized over time using the cost-to-cost method of accounting, which measures progress based on the cost incurred to total expected cost in satisfying its performance obligation. The cost-to-cost method is used as it best depicts the continuous transfer of control of goods or services to the customer. Costs incurred include direct materials, labor, subcontract costs, and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in the results of operations under cost of sales. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed.

Revenue from time and material construction contracts is recognized as the services are provided and is equal to the sum of the contract costs incurred plus an agreed upon markup. Revenue earned from distribution contracts is recognized upon shipment or performance of the service.

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

The Company disaggregates its revenue from contracts with customers primarily by segment, service type, and country, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. Disaggregated revenue information is as follows:

	Year Ended December 31, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$1,317	$—	$—	$—	$1,317
Mechanical	322	—	—	—	322
Infrastructure/Utility	—	809	—	—	809
Fabrication	—	179	—	—	179
Specialty Contracting	—	413	—	—	413
Transmission	—	—	409	—	409
Civil	—	—	67	—	67
Inspection	—	—	87	—	87
Corporate and Eliminations	—	—	—	(16)	(16)
Net revenues	$1,639	$1,401	$563	$(16)	$3,587

	Year Ended December 31, 2019 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$340	$—	$—	$—	$340
Mechanical	95	—	—	—	95
Infrastructure/Utility	—	225	—	—	225
Fabrication	—	38	—	—	38
Specialty Contracting	—	123	—	—	123
Transmission	—	—	100	—	100
Civil	—	—	21	—	21
Inspection	—	—	46	—	46
Corporate and Eliminations	—	—	—	(3)	(3)
Net revenues	$435	$386	$167	$(3)	$985

	Period from January 1, 2019 Through September 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$1,038	$—	$—	$—	$1,038
Mechanical	304	—	—	—	304
Infrastructure/Utility	—	645	—	—	645
Fabrication	—	114	—	—	114
Specialty Contracting	—	348	—	—	348
Transmission	—	—	443	—	443
Civil	—	—	45	—	45
Inspection	—	—	182	—	182
Corporate and Eliminations	—	—	—	(12)	(12)
Net revenues	$1,342	$1,107	$670	$(12)	$3,107

	Year Ended December 31, 2018 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$1,322	$—	$—	$—	$1,322
Mechanical	383	—	—	—	383
Infrastructure/Utility	—	733	—	—	733
Fabrication	—	142	—	—	142
Specialty Contracting	—	484	—	—	484
Transmission	—	—	455	—	455
Civil	—	—	68	—	68
Inspection	—	—	200	—	200
Corporate and Eliminations	—	—	—	(59)	(59)
Net revenues	$1,705	$1,359	$723	$(59)	$3,728

	Year Ended December 31, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$1,435	$1,401	$527	$(16)	$3,347
Canada and Europe	204	—	36	—	240
Net revenues	$1,639	$1,401	$563	$(16)	$3,587

	Year Ended December 31, 2019 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$385	$386	$153	$(3)	$921
Canada and Europe	50	—	14	—	64
Net revenues	$435	$386	$167	$(3)	$985

	Period from January 1, 2019 Through September 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$1,185	$1,107	$603	$(12)	$2,883
Canada and Europe	157	—	67	—	224
Net revenues	$1,342	$1,107	$670	$(12)	$3,107

	Year Ended December 31, 2018 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$1,505	$1,359	$654	$(59)	$3,459
Canada and Europe	200	—	69	—	269
Net revenues	$1,705	$1,359	$723	$(59)	$3,728

The Company’s contracts with its customers generally require significant services to integrate complex activities and equipment into a single deliverable and are therefore generally accounted for as a single performance obligation to provide a single contracted service for the duration of the project. For contracts with multiple performance obligations, the transaction price of a contract is allocated to each performance obligation and recognized as revenue when or as the performance obligation is satisfied using the estimated stand-alone selling price of each distinct good or service. The stand-alone selling price is estimated using the expected cost plus a margin approach for each performance obligation. The aggregate amount of transaction price allocated to unsatisfied performance obligations as of December 31, 2020, was $1,472.

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

Changes in the estimates of transaction prices are recognized in revenue on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the years ended December 31, 2020 (Successor) and 2019 (Successor), the period from January 1, 2019 through September 30, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), the Company did not recognize significant revenue associated with the final settlement of contract value for any projects that were completed in prior periods. In addition, for the years ended December 31, 2020 (Successor) and 2019 (Successor), the period from January 1, 2019 through September 30, 2019 (Predecessor), and the year ended December 31, 2018, there were no significant reversals of revenue recognized associated with the revision of transaction prices. The Company typically does not incur any returns, refunds or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course.

Contract assets and liabilities: The Company typically invoices customers with payment terms of net due in 30 days. It is also common for the contract in the construction industry to specify that a general contractor is not required to submit payments to a subcontractor until it has received those funds from the owner or funding source. In most instances, the Company receives payment of invoices between 30 to 90 days of the date of the invoice.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from the Company’s construction projects when an unconditional right for payment exists and when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to the Company’s customers. In addition, many of the Company’s time and materials arrangements are billed in arrears pursuant to contract terms, resulting in contract assets being recorded, as revenue is recognized in advance of billings.

The Company utilizes the practical expedient under ASC 606 and does not adjust for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of performance for the Company’s services. As of December 31, 2020 and 2019, none of the Company’s contracts contained a significant financing component.

Contract liabilities from the Company’s construction contracts arise when amounts invoiced to the Company’s customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities also include advance payments from the Company’s customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation. Contact assets and contract liabilities are classified as current in the consolidated balance sheets as all amounts are expected to be relieved within one year.

The opening and closing balances of accounts receivable, net of allowances, contract assets and contract liabilities from contracts with customers for the years ended December 31, 2020 and 2019 are as follows:

	Accounts receivable, net of allowances	Contract Assets	Contract Liabilities
Balance at December 31, 2018 (Predecessor)	$765	$240	$203
Balance at December 31, 2019 (Successor)	730	245	193
Balance at December 31, 2020 (Successor)	639	142	219

The Company did not recognize significant revenue associated with the final settlement of contract value for any projects that were completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At December 31, 2020 and 2019, retentions receivable were $122 and $133, respectively, while the portions that may not be received within one year were $26 and $28, respectively. There were no other significant changes due to business acquisitions or significant changes in estimates of contract progress or transaction price. There was no significant impairment of contract assets recognized during the period.

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

Goodwill: The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2020 and 2019 (Successor), the period from January 1, 2019 through September 30, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), are as follows:

	Safety Services	Specialty Services	Industrial Services	Total Goodwill
Goodwill as of December 31, 2018 (Predecessor)	$170	$125	$25	$320
Acquisitions	—	4	—	4
Impairments (1)	—	(12)	—	(12)
Goodwill as of September 30, 2019 (Predecessor)	$170	$117	$25	$312

Goodwill as of December 31, 2018 (Successor)	$—	$—	$—	$—
Acquisitions (2)	639	290	52	981
Transfers and other (3)	—	—	(1)	(1)
Goodwill as of December 31, 2019 (Successor)	639	290	51	980
Acquisitions	223	2	—	225
Impairments (4)	(83)	(52)	(58)	(193)
Measurement period adjustments and other (5)	127	(68)	11	70
Goodwill as of December 31, 2020 (Successor)	$906	$172	$4	$1,082

(1)

Impairment charge was recorded as a result of an impairment indicator identified by the Company (Predecessor). The impairment charge of $12 was recorded in the Specialty Services segment within the Infrastructure/Utility reporting unit.

(2)	Amounts primarily represent goodwill attributable to the APi Acquisition.
(3)	Represents amounts reclassified to assets held for sale (See Note 5 – “Divestitures and Held for Sale”).
(4)

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

(5)

Measurement period adjustments related to the APi Acquisition in 2019, for which the purchase price allocation was finalized during the third quarter of 2020 (see Note 4 – “Business Combinations”). Other includes fluctuations due to foreign currency translation adjustments.

Intangibles: The Company has the following identifiable intangible assets as of December 31, 2020 and 2019:

	December 31, 2020
	Weighted-Average Remaining Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Backlog intangibles	1.6	$101	$(92)	$9
Customer relationships	7.0	823	(119)	704
Trade names and trademarks	13.8	274	(22)	252
Total		$1,198	$(233)	$965

	December 31, 2019
	Weighted-Average Remaining Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Backlog intangibles	1.0	$112	$(22)	$90
Customer relationships	7.8	755	(24)	731
Trade names and trademarks	14.8	305	(5)	300
Total		$1,172	$(51)	$1,121

Approximate annual aggregate amortization expense of the intangibles for the five years subsequent to December 31, 2020, is as follows:

Years ending December 31:
2021	$125
2022	123
2023	119
2024	119
2025	119
Thereafter	360
Total	$965

Amortization expense recognized on intangibles was as follows:

	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,	Year Ended December 31,
	2020	2019	2019	2018
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Cost of revenues	$69	$22	$—	$—
Selling, general, and administrative expense	113	29	26	49
Total intangible asset amortization expense	$182	$51	$26	$49

During the year ended December 31, 2020, the Company recorded measurement period adjustments to goodwill and intangible assets for finalizing their fair values from the APi Acquisition. This resulted in a cumulative reversal to amortization expense. If the final intangible assets fair values had been known at the date of the APi Acquisition, amortization expense would have been lower by $5 for the year ended December 31, 2019 (Successor).

Note 8.Fair Value of Financial Instruments

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

Recurring Fair Value Measurements: The Company’s financial assets and liabilities adjusted to fair value at least annually are its money market fund investments included in cash and cash equivalents, its mutual fund investments included in other assets, and its derivative instruments, which are primarily included in prepaid expenses and other, other assets, other accrued liabilities and other noncurrent liabilities.

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall, for assets and liabilities measured on a recurring basis as of December 31, 2020 and 2019:

	Fair Value Measurements at December 31, 2020
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Derivatives designated as effective hedges
Interest rate swaps	$—	$(35)	$—	$(35)
Derivatives not designated as effective hedges
Foreign currency contracts	—	(9)	—	(9)
Contingent consideration obligations	—	—	(7)	(7)
	$—	$(44)	$(7)	$(51)

	Fair Value Measurements at December 31, 2019
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Derivatives	$—	$—	$—	$—
Contingent consideration obligations	—	—	(7)	(7)
	$—	$—	$(7)	$(7)

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

The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,	Year Ended December 31,
	2020	2019	2019	2018
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Balances at beginning of year / period	$7	$—	$13	$4
Acquisitions	—	8	—	—
Issuances	—	—	—	11
Settlements	(4)	—	(3)	(2)
Adjustments to fair value	4	(1)	(1)	—
Balances at end of year / period	$7	$7	$9	$13
Number of open contingent consideration arrangements at the end of period	3	5	9	10
Maximum potential payout at end of period	$7	$11	$13	$20

At December 31, 2020, the remaining open contingent consideration arrangements are set to expire at various dates through February 2022. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments, and the related unobservable inputs, were not considered significant for the years ended December 31, 2020 (Successor) and 2019 (Successor), the period from January 1, 2019 through September 30, 2019 (Predecessor), or the year ended December 31, 2018 (Predecessor).

Note 9.Derivatives

From time to time, the Company enters into derivative transactions to hedge its exposures to interest rate and foreign currency rate fluctuations. The Company does not enter into derivative transactions for trading purposes.

Interest Rate Swaps

The Company manages its fixed and floating rate debt mix using interest rate swaps. Interest rate swap contracts are used by the Company to separate interest rate risk management from the debt funding decision. The cash paid and received from the settlement of interest rate swaps is included in interest expense in the consolidated statement of operations.

At December 31, 2020, the Company had a $720 notional amount interest rate swap that fixes LIBOR at 1.62%. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to the Company’s forecasted variable interest payments and has a maturity date of October 2024.

We are applying the hypothetical derivative method to assess hedge effectiveness for this interest rate swap. Changes in the fair value of a hypothetically perfect swap with terms that match the critical terms of our $1.2 billion variable rate 2019 Term Loan are compared with the change in the fair value of the swap. As a result of applying the hypothetical derivative method of assessing hedge effectiveness in our fair value hedge accounting, the change in the fair value of the interest rate swap and an equivalent amount for the change in the fair value of the debt are included as a component of accumulated other comprehensive income (loss).

The fair value of the interest rate swap designated as an effective hedge was a liability of $35 and an asset of less than $1 as of December 31, 2020 and 2019, respectively. The increase in the liability was primarily driven by changes in the applicable LIBOR rate, which was 0.15% at December 31, 2020 compared to 1.76% at December 31, 2019. The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Foreign Currency Contracts

The Company uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At December 31, 2020, the Company had approximately $525 notional amount outstanding of these foreign currency contracts that are not designated as effective hedges for accounting purposes and have maturity dates through January 2021. Fair market value gains or losses are included in the results of operations and are classified in other (income) expense, net in the Company’s consolidated statement of operations.

As of December 31, 2020 foreign currency contracts carried a liability balance of $9 and an asset balance of less than $1.

The Company recognized expense of $9, $0, $0, and $0 in other (income) expense, net, during the years ended December 31, 2020 and 2019 (Successor), the period from January 1, 2019 through September 30, 2019 (Predecessor), and the year ended December 31, 2018, respectively, related to derivatives that are not designated as hedging instruments.

Note 10.Property and Equipment, Net

The components of property and equipment at December 31, 2020 and 2019 are as follows:

	Estimated Useful Lives (In Years)	December 31, 2020	December 31, 2019
Land	N/A	$26	$19
Building	39	76	66
Machinery and equipment	2-20	217	174
Autos and trucks	5-10	92	67
Office equipment	3-7	24	66
Leasehold improvements	1-15	14	28
Total cost		449	420
Accumulated depreciation		(94)	(18)
Property and equipment, net		$355	$402

Depreciation related to property and equipment, including finance leases, was $81, $18, $52, and $60 for the years ended December 31, 2020 and 2019 (Successor), the period from January 1, 2019 through September 30, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively, and is included within cost of revenues and selling, general, and administrative expense in the consolidated statements of operations. This method is consistent with the methods APi Group employed in prior periods to value other long-lived assets. The inputs utilized in the analyses are classified as Level 3 inputs within the fair value hierarchy, as defined in ASC Topic 820.

During the second quarter of 2020, the Company recorded a measurement period adjustment to property and equipment related to finalization of the fair values acquired in the APi Acquisition.  If the property and equipment fair values had been known at the date of the APi Acquisition, depreciation expense would have been higher by $2 for the year ended December 31, 2019 (Successor).

Note 11.Leases

The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. Under ASC 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.

The Company leases various facilities, equipment and vehicles from unrelated parties, which are primarily classified and accounted for as operating leases. The facility leases are primarily for office space with initial terms extending up to 10 years. The equipment leases are primarily related to heavy equipment utilized in the completion of construction jobs, and the terms of the agreements range from 1 to 7 years. Vehicle leases have a minimum lease term ranging from 1 to 7 years. Some leases include one or more options to renew, generally at the Company’s sole discretion, with renewal terms that can extend the lease term from one to 12 years or more. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.

The Company made an accounting policy election to not recognize lease assets and lease liabilities for leases with terms of 12 months or less. For all other leases, the Company recognizes ROU assets and lease liabilities based on the present value of the lease payments over the lease term at the commencement date of the lease (or January 1, 2019 for leases existing upon the adoption of ASC 842). The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives.

At the date of the SKG Acquisition on October 1, 2020, the Company was required to measure the acquired lease liabilities at the present value of the remaining lease payments as if the acquired leases were new leases. A reassessment of the lease term, lessee options to purchase an underlying asset, lease payments, and discount rates was performed for the acquired leases at October 1, 2020. The ROU assets were then remeasured at the amount of the lease liability, adjusted for any off-market terms present in the acquired leases.

The Company’s future lease payments may include payments that depend on an index or a rate (such as the consumer price index). The Company initially measures payments based on an index or rate using the applicable rate at lease commencement, and subsequent changes in such rates are recognized as variable lease costs in the period incurred. Some leases contain variable payments that are not based on an index or rate, and therefore are not included in the initial measurement of ROU assets and lease liabilities. These variable payments typically represent additional services transferred to the Company, such as common area maintenance for real estate, and maintenance or service programs for vehicles, and are recorded in lease expense in the period incurred. For leases that include residual value guarantees or payments for terminating the lease, the Company includes these costs in the lease liability when it is probable they will be incurred.

The Company determines the present value of lease payments using its incremental borrowing rate (“IBR”), as the Company’s leases generally do not have a readily determinable implicit discount rate. The Company applies judgment in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral, and economic environment in determining the incremental borrowing rates for its leases.

The Company’s IBR reflects the rate of the parent or group level. The Company acts as the central treasury function for all its subsidiaries and its collateral quality was considered in aggregate for the IBR. The Company developed IBR curves for all currency denominations of its leases. To determine its creditworthiness, the Company considered publicly available credit ratings from Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s). Both the S&P local currency long-term rating and the Moody’s long-term corporate family credit ratings have remained at BB- and Ba3, respectively, since the initial credit ratings were released in September 2019. The amount (and impact) of the Company’s future operating lease payments, a consideration in the development of the IBR, would be reflected in the Company’s underlying credit rating. In its development of the IBR, the Company applied a base market yield curve reflective of its unsecured credit rating. Adjustments to the base market yield curve were then considered for any Company-specific debt instruments outstanding at the measurement date, and securitization adjustments were made to conclude on a lessee specific securitized market yield curve. No adjustment was considered for economic environment risk for the United States IBR as the underlying market data to derive the IBR was in USD. The Company also has leases located in (denominated in): Canada (CAD), European Union (EUR), United Kingdom (GBP), Sweden (SEK), and Norway (NOK). To derive the applicable foreign IBR curves, the Company adjusted its concluded United States/USD IBR curve to the applicable foreign IBR curves using the covered interest rate parity theory, which captures foreign currency risk. The Company developed its IBR curves with tenors ranging from 1-year to 30-years to match its anticipated lease terms. For each lease, the Company applied the IBR that aligned with the concluded lease term. The Company estimated the IBRs on a quarterly basis throughout 2020, which ranged from 0.97% to 7.80% across all currencies for the 1-year through 30-year tenor.

The Company has made an accounting policy election to account for lease and non-lease components in its contracts as a single lease component for all asset classes except for certain asset classes within its information technology arrangements. The Company allocates the consideration for certain asset classes within information technology arrangements to the separate components based on relative stand-alone prices using observable prices, if available, or estimates of stand-alone prices using observable information available.

Operating lease cost is recognized on a straight-line basis over the lease term. Finance lease cost is recognized as a combination of amortization expense for the ROU assets and interest expense for the outstanding lease liabilities, and results in a front-loaded expense pattern over the lease term.

The components of lease expense are as follows:

	Years Ended December 31,		Period from January 1, 2019 through September 30,
	2020	2019	2019
	(Successor)	(Successor)	(Predecessor)
Operating lease cost	$34	$7	$26
Finance lease cost - amortization of right-of-use assets	1	—	—
Short-term lease cost	28	9	20
Variable lease cost	4	1	5
Total lease cost	$67	$17	$51

Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,		Period from January 1, 2019 through September 30,
	2020	2019	2019
	(Successor)	(Successor)	(Predecessor)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$33	$7	$26
Financing cash outflows - payments on finance leases	1	—	2
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$32	$111	$22
Finance leases	4	17	2

Included within ROU assets obtained in exchange for new lease obligations during the year ended December 31, 2020 (Successor), there were $14 and $3 of operating and financing leases, respectively, which were stepped up to fair value as part of the SKG Acquisition. Included within ROU assets obtained in exchange for new lease obligations during the year ended December 31, 2019 (Successor), there were $102 and $15 of operating and financing leases, respectively, which were stepped up to fair value as part of the APi Acquisition.

Supplemental balance sheet information related to leases is as follows:

	Years Ended December 31,
	2020	2019
Finance leases:
Building and land	$15	$15
Machinery and equipment	6	2
Accumulated depreciation	(1)	—
Property and equipment, net	$20	$17

Weighted-average remaining lease term:
Operating leases	6.0 years	6.4 years
Finance leases	1.7 years	2.6 years

Weighted-average discount rate:
Operating leases	3.5%	3.1%
Finance leases	2.6%	2.6%

The future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the consolidated balance sheet as of December 31, 2020 is as follows:

	Operating Leases	Finance Leases	Total
Years ending December 31:
2021	$31	$3	$34
2022	22	18	40
2023	17	1	18
2024	13	—	13
2025	11	—	11
Thereafter	25	—	25
Total lease payments	119	22	141
Less imputed interest	13	1	14
Total present value of lease liabilities	$106	$21	$127
Operating and finance leases - current	$28	$3	$31
Operating and finance leases - non-current	78	18	96
Total present value of lease liabilities	$106	$21	$127

The Company leases office and operating facilities from various parties that are in management positions at certain businesses. Rent expense, including real estate taxes and operating costs, incurred by the Company under these lease agreements was approximately $5 for the year ended December 31, 2020, and not material to the Company’s consolidated statements of operations for the year ending December 31, 2019 (Successor) or the period from January 1, 2019 through September 30, 2019 (Predecessor).

Note 12.Debt

Debt obligations consist of the following:

	Maturity Date	December 31, 2020	December 31, 2019
Term Loan Facility
Revolving Credit Facility	October 1, 2024	$—	$—
2019 Term Loan	October 1, 2026	1,188	1,200
2020 Term Loan	October 1, 2026	250	—
Other Obligations		5	14
Total debt obligations		1,443	1,214
Less: unamortized deferred financing costs		(28)	(24)
Total debt, net of deferred financing costs		1,415	1,190
Less: short-term and current portion of long-term debt		(18)	(19)
Long-term debt		$1,397	$1,171

In connection with the closing of the APi Acquisition, on October 1, 2019, the Company entered into a Credit Agreement consisting of a $1.2 billion seven-year senior secured term loan (the “2019 Term Loan”) under the senior secured term loan facility (the “Term Loan Facility”), which was used to fund a part of the cash portion of the purchase price in the APi Acquisition and repayment of the Predecessor’s debt. The Credit Agreement also provides for a $300 five-year senior secured revolving credit facility (the “Revolving Credit Facility,” and together with the Term Loan Facility, the “Credit Facilities”).

The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on assets, transactions with affiliates and dispositions. To the extent total outstanding borrowings under the Revolving Credit Facility (excluding undrawn letters of credit up to $40) is greater than 30% of the total commitment amount of the Revolving Credit Facility, the Company’s first lien net leverage ratio shall not exceed (i) 4.50 to 1.00 for each fiscal quarter ending in 2019 and 2020, (ii) 4.00 to 1.00 for each fiscal quarter ending in 2021 and (iii) 3.75 to 1.00 for each fiscal quarter ending thereafter, subject to a right to cure.

The interest rate applicable to the 2019 Term Loan is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.50% or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.50%. At the option of the Borrower, the interest period for a 2019 Term Loan that is a Eurocurrency rate loan may be one, two, three or six months (or twelve months or any other period agreed with the applicable lenders under the Term Loan). Interest on the 2019 Term Loan is payable (1) with respect to a Eurocurrency rate loan, at the end of each interest period except that, if the interest period exceeds three months, interest is payable every three months and (2) with respect to a base rate loan, on the last business day of each March, June, September and December. As of December 31, 2020, there was $1.2 billion of principal outstanding under the 2019 Term Loan bearing interest of 2.65% per annum based on one-month LIBOR plus 250 basis points.

Effective October 31, 2019, the Company entered into a $720 notional value 5-year interest rate swap exchanging one-month LIBOR for a fixed rate of 1.62% per annum to hedge a portion of its variable interest rate debt.

Principal payments on the 2019 Term Loan commenced the first quarter ending on March 31, 2020 and will be made in quarterly installments on the last day of each fiscal quarter, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2019 Term Loan. The 2019 Term Loan matures on October 1, 2026. The Company may prepay the 2019 Term Loan in whole or in part at any time without penalty, except that any prepayment in connection with a repricing transaction within six months of October 1, 2019 will be subject to 1% prepayment premium, which was not incurred. Additionally, subject to certain exceptions, the 2019 Term Loan Facility may be subject to mandatory prepayments using (i) proceeds from non-ordinary course asset dispositions, (ii) proceeds from certain incurrences of debt or (iii) commencing in 2020, a portion of the Company’s annual excess cash flows based upon certain leverage ratios.

On October 22, 2020, the Company entered into an incremental $250 term loan (“2020 Term Loan”) under the Credit
Agreement, which was used to replenish balance sheet cash utilized for acquisitions and to pay fees and expenses related to such acquisitions and the financing. The interest rate applicable to the 2020 Term Loan is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.75% or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.75%. Principal payments on the 2020 Term Loan will commence with the first quarter ending on March 31, 2021 and will be made in quarterly installments on the last day of each fiscal quarter, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2020 Term Loan. The 2020 Term Loan matures on October 1, 2026. As of December 31, 2020, there was $250 million of principal outstanding under the 2020 Term Loan bearing interest of 2.90% per annum based on one-month LIBOR plus 275 basis points.

As of December 31, 2020, the Company was in compliance with the debt covenants contained in the Credit Agreement and in accordance with applicable debt covenants.

In connection with the Credit Agreement loans, the Company incurred costs of $33 which have been capitalized and presented net within long-term debt on the consolidated balance sheet. These costs are being amortized over the term of the Credit Agreement. For the years ended December 31, 2020 and 2019 (Successor), the Company recognized $4 and less than $1 of expense, respectively, which have been recorded as interest expense in the consolidated statement of operations.

The interest rate applicable to borrowings under the Revolving Credit Facility is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25% or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25%.

The unused portion of the Revolving Credit Facility is subject to a commitment fee of 0.375% or 0.50% based on the Company’s first lien net leverage ratio. The Company is also required to pay letters of credit fees on the amounts of outstanding letters of credit. The Revolving Credit Facility matures on October 1, 2024.

At December 31, 2020 and 2019, the Company had no amounts outstanding under this revolving line of credit and $230 and $235 were available after giving effect to $70 and $65 of outstanding letters of credit, respectively.

One of the Company’s Canadian operations has a $20 unsecured line-of-credit agreement with a variable-interest rate based upon the prime rate. The Company had no amounts outstanding under the line of credit as of December 31, 2020 and 2019 and the line of credit was closed in January 2021.

As of December 31, 2020 and 2019, the Company had $5 and $14 in notes outstanding for the acquisition of equipment and vehicles, respectively. Amounts for obligations under notes payable included in the table below at December 31, 2020, total $5, comprising $4 in 2021, $1 in 2022, less than $1 in 2023, and less than $1 in 2024.

Approximate annual maturities, excluding amortization of debt issuance costs, of the Company’s financing arrangements for years subsequent to December 31, 2020, are as follows:

Years Ending December 31:
2021	$18
2022	16
2023	15
2024	15
2025	15
Thereafter	1,364
Total	$1,443

Note 13.Income Taxes

For the years ended December 31, 2020 and 2019 (Successor), the period from January 1, 2019 through September 30, 2019 (Predecessor), and the year ended December 31, 2018, the components of income (loss) before income taxes are as follows:

	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,	Year Ended December 31,
	2020	2019	2019	2018
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
U.S. earnings (loss)	$(180)	$(153)	$86	$116
Foreign earnings (loss)	(4)	2	7	30
Total earnings (loss)	$(184)	$(151)	$93	$146

The income tax provision (benefit) for the years ended December 31, 2020 and 2019 (Successor), the period from January 1, 2019 through September 30, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), consisted of the following:

	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,	Year Ended December 31,
	2020	2019	2019	2018
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Current:
U.S. federal	$17	$-	$-	$-
State	19	3	2	3
Foreign	7	2	5	8
Total current tax provision (benefit)	$43	$5	$7	$11

Deferred:
U.S. federal	$(50)	$-	$-	$-
State	(20)	(1)	-	-
Foreign	(4)	(2)	-	(1)
Total current tax provision (benefit)	$(74)	$(3)	$-	$(1)

Total income tax provision (benefit)	$(31)	$2	$7	$10

The reconciliation of the federal statutory income tax rate to the Company’s provision for income taxes is as follows:

					Period From
					January 1, 2019
	Year Ended		Year Ended		Through		Year Ended
	December 31,		December 31,		September 30,		December 31,
	2020		2019		2019		2018
	(Successor)		(Successor)		(Predecessor)		(Predecessor)
Expected provision (benefit) at statutory federal rate	$(39)	21.0%	$(32)	21.0%	$20	21.0%	$30	21.0%
Deferred remeasurement	-	0.0%	33	(21.5)%	-	0.0%	-	0.0%
State tax, net of federal benefit	(6)	2.6%	1	(0.7)%	2	1.9%	3	1.8%
S-corporation exclusion	-	0.0%	-	0.0%	(18)	(19.4)%	(24)	(16.7)%
Valuation allowance	4	(1.2)%	-	(0.2)%	2	1.9%	-	0.2%
Permanent differences and other	10	(5.0)%	-	0.1%	1	2.1%	1	0.8%
Total provision (benefit) for income taxes	$(31)	17.4%	$2	(1.3)%	$7	7.5%	$10	7.1%

The components of deferred tax assets and liabilities consisted of the following:

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Right of use liability	$28	$31
Accrued compensation	30	7
Accrued expenses	21	-
Net operating loss carryforwards	3	57
Goodwill	35	-
Amortization on identified intangibles	2	-
Earnout	9	-
Derivative	9	-
Other	6	2
Gross deferred tax assets	143	97
Valuation allowance	(4)	(3)
Net deferred tax assets	$139	$94

Deferred tax liabilities:
Depreciation on fixed assets	$53	$64
Goodwill	-	2
Amortization on identified intangibles	-	8
Right of use asset	28	31
Holdbacks	3	4
Withholding taxes on foreign earnings	10	7
Other	1	1
Deferred tax liabilities	$95	$117

Net deferred tax assets (liabilities)	$44	$(23)

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. Deferred tax assets must be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if a valuation allowance is required. As of December 31, 2020 and 2019, valuation allowances of $4 and $3 were recorded against certain deferred tax assets of the Company’s foreign subsidiaries.

As of December 31, 2020, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $0, $15 and $10, respectively. The state net operating loss carryforwards have carryforward periods of 5-20 years and begin to expire in 2024. The foreign net operating loss carryforwards generally have carryback periods of three years, carryforward periods of twenty years, or that are indefinite, and begin to expire in 2034.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,	Year Ended December 31,
	2020	2019	2019	2018
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Gross unrecognized tax benefits as of the
beginning of the period	$4	$-	$4	$4
Additions for tax positions taken in a prior period
(including acquired uncertain tax positions)	-	4	-	-
Reductions for tax positions taken in a prior period
(including acquired uncertain tax positions)	(1)	-	-	-
Foreign currency translation adjustments	-	-	-	-
Gross unrecognized tax benefits
as of the end of the period	$3	$4	$4	$4

In connection with the adoption of the above provisions, the Company’s liability for unrecognized tax benefits is recorded within other non-current liabilities on the consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the income statement. The Company had $1 and $1 of accrued gross interest and penalties as of December 31, 2020 and 2019, respectively. During the years ended December 31, 2020 and 2019 (Successor), the period from January 1, 2019 through September 30, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), the Company did not recognize net interest expense.

If all of the Company’s unrecognized tax benefits as of December 31, 2020 were recognized, $3 would impact the Company’s effective tax rate. The Company expects $1 of unrecognized tax benefits to roll-off in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. For periods ended September 30, 2019 (Predecessor) and prior, the Company, including its domestic subsidiaries, filed state income tax returns for those states that do not recognize Subchapter S corporations. As of December 31, 2020, with few exceptions, the Company or its subsidiaries are no longer subject to examination prior to tax year 2014. The Company has been notified that the Predecessor’s U.S. federal income tax return will be under examination for the period ended December 31, 2017. There are various other audits in state and foreign jurisdictions.  No adjustments have been proposed and the Company does not expect the results of the audit to have a material impact on the consolidated financial statements.

Note 14.Employee Benefit Plans

The Company has 401(k) plans that provide for annual contributions not to exceed the maximum amount allowed by the Internal Revenue Code. The plans are qualified and cover employees meeting certain eligibility requirements who are not covered by collective bargaining agreements. The amounts contributed each year are discretionary and are determined annually by management. The Company recognized $11, $2, $10, and $13 in 401(k) expense during the years ended December 31, 2020 and 2019 (Successor), the period from January 1, 2019 through September 30, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively. APi Group had an employee stock ownership plan (ESOP) that was terminated and settled as a result of the APi Acquisition. (See Note 4 – “Business Combinations”) The Company had no remaining commitments or obligations related to the ESOP as of December 31, 2019.

During 2019, the Company adopted a trustee-administered, profit sharing retirement plan covering substantially all employees not covered by collective bargaining agreements. The Company also adopted a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plan provides for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors. The Company recognized $14, $5, $9, and $0 in expense during the years ended December 31, 2020 and 2019 (Successor), the period from January 1, 2019 through September 30, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively.

The Company also managed a retirement compensation arrangement for employees of the Company’s Canadian subsidiary, Vipond, Inc. (“The Arrangement”). The Arrangement covered employees meeting certain eligibility requirements but who were not covered by collective bargaining agreements. The Arrangement was superseded by the Profit Sharing Plan. As a result there were no contributions to the Arrangement during 2020. The Arrangement was funded entirely by the Company’s contributions. The amounts contributed under the Arrangement were based on net income before tax, as set forth in the arrangement documents. The Company recognized $1, $3, and $1 of expense for contributions under this for the years ended December 31, 2019 (Successor), the period from January 1, 2019 through September 30, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor), respectively.

The Company participates in several multiemployer pension plans (MEPPs) that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements (CBAs). As one of many participating employers in these MEPPs, the Company may be responsible with the other participating employers for any plan underfunding. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, its required contributions may increase based on the funded status of the MEPP and the legal requirements of the Pension Protection Act of 2006 (the PPA), which requires substantially underfunded MEPPs to implement a funding improvement plan (FIP) or a rehabilitation plan (RP) to improve their funded status. Factors that could impact the funded status of the MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions, and the utilization of extended amortization provisions.

The Company believes that certain of the MEPPs in which the Company participates may have underfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPPs current financial situation, the Company is unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether the Company’s participation in these MEPPs could have a material adverse impact on the Company’s consolidated financial position, results of operations, or liquidity. The Company did not record any withdrawal liability for the years ended December 31, 2020 and 2019 (Successor), the period from January 1, 2019 through September 30, 2019 (Predecessor), and the year ended December 31, 2018 (Predecessor).

The Company’s participation in MEPPs for the year ended December 31, 2020, is outlined in the table below. The EIN/PN column provides the Employer Identification Number (EIN) and the three-digit plan number (PN). The most recent PPA zone status available for 2020, 2019 and 2018 is for the plan year ends, as indicated below. The zone status is based on information that the Company received from the plans and is certified by the plans’ actuaries. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The FIP/RP status pending/implemented column indicates plans for which an FIP or an RP either is pending or has been implemented. In addition, the Company may be subject to a surcharge if the Plan is in the red zone. The Surcharge imposed column indicates whether a surcharge has been imposed on contributions to the Plan. The last column lists the expiration date(s) of the collective bargaining agreement(s) to which the plans are subject.

							Contributions
			PPA Zone Status(1)			FIP/RP	(In millions)
			December 31			Status					More		Expiration
		Plan	(Successor)		(Predecessor)	Pending/	(Successor)		(Predecessor)		Than	Surcharge	Date of
Pension Fund	EIN/PN	Year-End	2020	2019	2018	Implement	2020*	2019*	2019*	2018*	5%(2)	Imposed	CBA
National Automatic Sprinkler Industry Pension Fund	52-6054620-001	12/31/2019	Red	Red	Red	Yes	$25	$7	$20	$23	No	No	3/31/2021(3)
National Electrical Benefit Fund	53-0181657-001	12/31/2019	Green	Green	Green	No	7	2	6	2	No	No	3/31/2022
Twin City Pipe Trades Pension Plan	41-6131800-001	4/30/2020	Green	Green	Green	No	6	2	6	7	Yes	No	4/30/2022
Heavy And General Laborers Local Unions 472 And 172 Of New Jersey Pension Fund	22-6032103-001	3/31/2020	Green	Green	Green	No	6	2	5	6	Yes	No	2/28/2021
Boilermaker-Blacksmith National Pension Trust	48-6168020-001	12/31/2019	Yellow	Yellow	Yellow	Yes	5	1	5	8	No	No	6/30/2023
Sheet Metal Workers' Local 10 Pension Fund	41-1562581-001	12/31/2019	Green	Green	Green	No	2	1	5	5	Yes	No	5/31/2022
Sheet Metal Workers' National Pension Fund	52-6112463-001	12/31/2019	Yellow	Yellow	Yellow	Yes	5	1	3	3	No	No	5/31/2023
Plumbers And Pipefitters National Pension Fd	52-6152779-001	6/30/2019	Yellow	Yellow	Yellow	Yes	3	1	3	3	No	No	4/30/2023
Building Trades United Pension Trust Fund Milwaukee And Vicinity	51-6049409-001	5/31/2020	Green	Green	Green	No	3	1	2	4	No	No	5/31/2023
Central Pension Fund Of The IUOE & Participating Employers	36-6052390-001	1/31/2020	Green	Green	Green	No	3	1	2	4	No	No	5/31/2023
Total other							20	5	14	18
Total							$85	$24	$71	$83

(1)	The zone status represents the most recent available information for the respective MEPP, which may be 2019 or earlier for the 2020 year and 2018 or earlier for the 2019 year.
(2)

This information was obtained from the respective plan’s Form 5500 (Forms) for the most current available filing. These dates may not correspond with the Company’s fiscal year contributions. The above-noted percentages of contributions are based upon disclosures contained in the plans’ Forms. Those Forms, among other things, disclose the names of individual participating employers whose annual contributions account for more than 5% of the aggregate annual amount contributed by all participating employers for a plan year. Accordingly, if the annual contribution of two or more of the Company’s subsidiaries each accounted for less than 5% of such contributions, but in the aggregate accounted for in excess of 5% of such contributions, that greater percentage is not available and accordingly is not disclosed.
(3)	Subsequent to year-end, negotiations were concluded and a new plan was ratified that extends through March 31, 2025.
*

2020 and 2019 Successor periods represent the years ended December 31, 2020 and 2019. Predecessor periods represent the period from January 1, 2019 through September 30, 2019 and the year ended December 31, 2018.

The nature and diversity of the Company’s business may result in volatility in the amount of its contributions to a particular MEPP for any given period. That is because, in any given market, the Company could be working on a significant project and/or projects, which could result in an increase in its direct labor force and a corresponding increase in its contributions to the MEPP(s) dictated by the applicable CBA. When that particular project(s) finishes and is not replaced, the number of participants in the MEPP(s) who are employed by the Company would also decrease, as would its level of contributions to the particular MEPP(s). Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require, at a particular time, an increase in the contribution rate and/or surcharges. The Company’s (Predecessor) contributions to various MEPP(s) did not significantly increase as a result of acquisitions made since 2018.

Note 15.Related-Party Transactions and Investments

In January 2021, the Company issued a dividend that was settled in shares to Mariposa, a related entity that is controlled by the co-chairperson of the Company’s Board of Directors, for 12.4 million shares.  Refer to Note 17 – “Shareholders’ Equity” for additional information on the calculation of the dividend amount. In addition, during the year ended December 31, 2020, the Company incurred advisory services fees of $4, payable to Mariposa Capital, LLC, an entity owned by the co-chairperson of the Company’s Board of Directors.

From time to time the Company also enters into other immaterial related party transactions.

Note 16.Contingencies

The Company is involved in various litigation matters and is subject to claims from time to time from customers and various government entities. While it is not feasible to determine the outcome of any of these uncertainties, it is the opinion of management that their outcomes will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company, except as disclosed in Note 4 – “Business Combinations”.

Note 17.Shareholders’ Equity

Preferred Shares

The holders of the Preferred Shares are entitled to receive an annual dividend in the form of common shares or cash, at the Company’s sole option (for which the Company settled in shares subsequent to year end) based on the increase in the market price of the Company’s Common Stock. The first annual dividend amount, which was earned as of December 31, 2020, was equal to 20% of the increase of the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year of $17.8829 (the “Dividend Price”) over the Company’s initial offering price of $10.00 per share, multiplied by 141,194,638 shares (the “Annual Dividend Amount”). In subsequent years, the Annual Dividend Amount will be calculated based on the appreciated share price compared to the highest Dividend Price previously used in calculating the Annual Dividend Amount. In the event the Company is liquidated, an Annual Dividend Amount shall be payable for the shortened Dividend Year. Subsequent to the liquidation, the holders of Preferred Shares shall have the right to a pro rata share (together with holders of the common shares) in the distribution of the surplus assets of the Company.

In January 2021, subsequent to year end, the annual dividend declared as of December 31, 2020 was settled in shares and the Company issued 12,447,912 common shares to the Preferred Shareholders.

The Preferred Shares are also entitled to participate in any dividends on the common shares on an if-converted basis. In addition, if the Company pays a dividend on its common shares, the Preferred Shares will also receive an amount equal to 20% of the dividend which would be distributable on 141,194,638 of common shares. All such dividends on the Preferred Shares will be paid at the same time as the dividends on the common shares. Dividends are paid for the term the Preferred Shares are outstanding.

The Preferred Shares will be automatically converted into common shares on a one for one basis upon the last day of 2026. Each Preferred share is convertible into one common share at the option of the holder until the Conversion. If there is more than one holder of Preferred Shares, a holder of Preferred Shares may exercise its rights independently of any other holder of Preferred Shares.

In accordance with ASC 718 – Compensation – Stock Compensation, the Annual Dividend Amount based on the market price of the Company’s common shares is akin to a market condition award settled in shares. As any Annual Dividend Amount was only probable upon the APi Acquisition (which was not considered probable until consummated), the fair value of the Annual Dividend Amount measured on the date of issuance of the Preferred Shares was recognized upon consummation of the APi Acquisition as a one-time charge to the statement of operations. The fair value of the Annual Dividend Amount, $155, was measured as of date of issuance using a Monte Carlo method which takes into consideration different stock price paths. Following are the assumptions used in calculating the issuance date fair value:

Vesting period	Immediate
Assumed price upon Acquisition	US $10.00
Probability of winding-up	16.70%
Probability of Acquisition	83.30%
Time to Acquisition	1.5 years
Volatility (post-Acquisition)	35.10%
Risk free interest rate	2.33%

The Preferred Shares carry the same voting rights as are attached to the common shares being one vote per Preferred Share and were each issued with a warrant equivalent to the warrant issued with each common share.

Warrants

In October 2017, the Company issued 125,032,500 warrants to the purchasers of both common shares and Preferred Shares (including the 32,500 warrants that were issued to non-founder directors in lieu of their first year fees). Each warrant had a term of 3 years following the APi Acquisition and entitled the warrant holder to purchase one-third of a common share upon exercise. Warrants were exercisable in multiples of three for one common share at a price of $11.50 per whole ordinary share. The warrants are mandatorily redeemable by the Company at a price of $0.01 should the average market price of a common share exceed $18.00 for 10 consecutive trading days (subject to any prior adjustment in accordance with the terms of the warrants). On October 1, 2019, in conjunction with the APi Acquisition, the Company completed a warrant financing, in which an aggregate of 60,486,423 warrants were exercised at an exercise price of $10.25 in exchange for an aggregate of 20,162,141 common shares. As of December 31, 2020, 63,774,398 warrants were still outstanding and no mandatory redemption was triggered. See Note 21 – “Subsequent Events” for discussion of mandatory redemption of warrants triggered in January 2021.

Note 18.Share-Based Compensation

Successor

The Company maintains a 2019 Equity Incentive Plan (the “2019 Plan”), which allows for grants of share-based awards. At December 31, 2020, there were approximately 15.5 million share-based awards collectively available for grant under the 2019 Plan. The 2019 Plan generally provides for awards to vest no earlier than one year from the date of grant, although most awards entitle the recipient to common shares if specified market or performance conditions are achieved, if applicable, and vest over a minimum of three years. The share-based awards granted to employees include stock options and time-based restricted stock units, as follows:

In 2017 upon its initial public offering, the Company issued 162,500 nonqualified stock options to independent, non-executive directors at exercise price of $11.50 per share with contractual terms of five years from the date of the APi Acquisition. These stock options were performance based and vested on the consummation of the APi Acquisition. The Company has not granted stock options since 2017.

The following table summarizes the changes in the number of common shares underlying options for 2020 (shares in whole numbers and per share values in whole dollars):

(Successor)	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Weighted-Average Intrinsic Value
Outstanding at December 31, 2019	162,500	$11.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2020	162,500	$11.50	3.8	$1
Exercisable at December 31, 2020	162,500	$11.50	3.8	$1

Apart from the options granted in 2017, there were no option exercises or grants for any other Successor periods.

Awards of Restricted Stock Units (“RSUs”) are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. These time-based RSUs entitle recipients to shares of the Company’s common shares and primarily vest in equal installments over a three-year service period from date of grant. The time-based RSUs granted to the Company’s directors vest at the end of the anniversary date of their grant date.

The following table summarizes the changes in the number of outstanding RSUs for 2020 (shares in whole numbers and per share values in whole dollars):

(Successor)	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2019	—	$—	—
Granted	929,266	10.25
Outstanding at December 31, 2019	929,266	$10.25	2.6
Granted	553,442	11.12
Vested	(349,756)	-
Forfeited	(24,390)	10.85
Outstanding at December 31, 2020	1,108,562	$10.67	1.8
Expected to vest at December 31, 2020	1,108,562	$10.67	1.8

The Company recognized $5 and $1 of compensation expense during the years ended December 31, 2020 and 2019 (Successor), respectively, for these RSUs as a result of the APi Acquisition. Total unearned compensation related to unvested RSUs as of December 31, 2020 was approximately $9, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Predecessor

The Predecessor maintained an equity incentive plan under which incentive stock options, nonqualified stock options and restricted stock options can be granted to officers, nonemployee directors and key employees of the Company. Since these awards historically were cash settled, compensation expense related to stock-based transactions was remeasured and recognized in the consolidated financial statements based on the fair market value at the end of each reporting period. The portion of the award that is expected to vest is recognized on a straight-line basis over the requisite service or vesting period of the award and adjusted upon completion of the vesting period and are remeasured to fair value throughout the vesting and settlement periods.

As a result of the APi Acquisition, the acceleration clause within the original award agreements was triggered, with immediate vesting of an insignificant number of unvested awards and all the outstanding vested awards requiring cash settlement of the awards for a total of $62, with incremental compensation expense of $35 recorded to selling, general, and administrative expenses in the consolidated statement of operations for the period from January 1, 2019 through September 30, 2019 (Predecessor). In addition, share-based compensation for the Predecessor period from January 1, 2019 through September 30, 2019 and the year ended December 31, 2018, were $35 and $3, respectively, and were recorded in general and administrative expenses in the consolidated statements of operations.

Note 19.Earnings (Loss) Per Share

Net income is allocated between the Company’s common shares and other participating securities based on their participation rights. The Preferred Shares (See Note 17 – “Shareholders’ Equity”), represent participating securities. Earnings attributable to Preferred Shares is not included in earnings attributable to common shares in calculating earnings per common share (the “two class method”). For periods of net loss, there is no impact from the two-class method on earnings (loss) per share (“EPS”) as net loss is allocated to common shares because Preferred Shares are not contractually obligated to share the loss.

The following table sets forth the computation of earnings (loss) per common share using the two-class method. The dilutive effect of outstanding Preferred Shares and the Preferred Share dividend is reflected in diluted EPS using the if-converted method and warrants, options, and RSUs are reflected using the treasury stock method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Preferred Shares, RSUs, warrants and stock options are anti-dilutive. (See Note 2 – “Significant Accounting Policies”) (amounts in millions, except share and per share amounts):

	For the Years Ended December 31,
	2020	2019
Net loss attributable to common shareholders	$(375)	$(153)

Basic and diluted weighted average shares outstanding (1)	169,482,340	133,117,000
Loss per share attributable to common shareholders:
Loss per common share - basic and diluted	$(2.21)	$(1.15)

(1)

For the year ended December 31, 2020, excludes the following items as the effect would be anti-dilutive: 162,500 stock options to purchase the same number of common shares, 63,774,398 warrants exercisable to purchase common shares on a 3:1 basis (21,258,133 ordinary share equivalents), 1,108,562 RSUs, 4,000,000 Preferred Shares convertible to the same number of common shares and 12,447,912 common share equivalents which represent the dividend that the Preferred Shares are entitled to receive, based on the volume weighted-average price during the last ten trading days of the calendar year.

Predecessor

The Company has not presented Predecessor earnings per member unit information because it is not meaningful or comparable to the required Successor EPS information presented above, as well as the fact that Predecessor units were not publicly traded.

Note 20.	Segment Information

The Company manages its operations under three operating segments, which represent the Company’s three reportable segments: Safety Services, Specialty Services, and Industrial Services. This structure is generally focused on various businesses related to contracting services and maintenance of industrial and commercial facilities. All three reportable segments derive their revenue from installation, inspection, maintenance, service and repair, retrofitting and upgrading, engineering and design, and distribution, and fabrication and various types of service and construction contracts, primarily in the United States as well as Canada and Europe.

The Safety Services segment focuses on end-to-end integrated occupancy systems (fire protection services, HVAC, and entry systems) including installation, inspection and service, and design of these integrated systems. The work performed within this segment includes, but is not limited to, customers in various industries and facilities including commercial, data center, distribution, education, healthcare, high tech, industrial and special-hazard settings.

The Specialty Services segment provides infrastructure services and specialized industrial plant services which include maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer and telecommunications infrastructure. Customers within this segment include, but are not limited to, public and private utilities, communications, healthcare, education, manufacturing, industrial plants and governmental agencies throughout the United States.

The Industrial Services segment provides a variety of services to the energy industry focused on transmission and distribution. Services within this segment include, but are not limited to, oil and gas pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance.

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

U.S. GAAP earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. As appropriate, the Company supplements the reporting of consolidated financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including EBITDA. The Company believes these non-U.S. GAAP measures provide meaningful information and help investors understand the Company’s financial results and assess its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and as compared with its peers, because it excludes certain items that may not be indicative of the Company’s core operating results for its reportable segments. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA.

Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income to EBITDA. The tables below may contain slight summation differences due to rounding:

	For the Year Ended December 31, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$1,639	$1,401	$563	$(16)	$3,587
EBITDA Reconciliation
Operating income (loss)	$8	$(22)	$(34)	$(118)	$(166)
Plus:
Investment income and other, net	13	16	1	4	34
Depreciation	6	46	25	4	81
Amortization	113	55	10	4	182
EBITDA	$140	$95	$2	$(106)	$131
Total assets	$2,134	$996	$274	$661	$4,065
Capital expenditures	2	24	10	2	38

	For the Year Ended December 31, 2019 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$435	$386	$167	$(3)	$985
EBITDA Reconciliation
Operating income (loss)	$34	$19	$(5)	$(209)	$(161)
Plus:
Investment income and other, net	—	5	—	20	25
Depreciation	2	8	5	3	18
Amortization	23	18	9	1	51
EBITDA	$59	$50	$9	$(185)	$(67)
Total assets	$1,770	$1,305	$568	$368	$4,011
Capital expenditures	1	4	6	—	11

	For the Period from January 1, 2019 through September 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$1,342	$1,107	$670	$(12)	$3,107
EBITDA Reconciliation
Operating income (loss)	$161	$60	$—	$(119)	$102
Plus:
Investment income and other, net	1	7	1	2	11
Depreciation	4	28	14	6	52
Amortization	4	16	6	—	26
EBITDA	$170	$111	$21	$(111)	$191
Total assets	$812	$882	$394	$227	$2,315
Capital expenditures	4	27	21	1	53

	For the Year Ended December 31, 2018 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$1,705	$1,359	$723	$(59)	$3,728
EBITDA Reconciliation
Operating income (loss)	$178	$57	$13	$(86)	$162
Plus:
Investment income and other, net	1	5	—	—	6
Depreciation	6	34	16	4	60
Amortization	12	29	8	—	49
EBITDA	$197	$125	$37	$(82)	$277
Capital expenditures	9	41	23	1	74

Note 21. Subsequent Events

Mandatory Warrant Redemption

As of January 26, 2021, a mandatory redemption event occurred with respect to all of its outstanding warrants. Each warrant was mandatorily redeemed by the Company for $0.01 per warrant on February 25, 2021, unless they exercised before 5:00 p.m. on February 24, 2021. The mandatory redemption event was triggered because the daily volume weighted average price of the Company’s Common Stock on the New York Stock Exchange for the ten consecutive trading days ended January 26, 2021 was equal to or greater than $18.00.

On February 25, 2021, the Company completed the mandatory redemption of 3,791,778 outstanding warrants for $0.01 per warrant.  Prior to the redemption and since December 31, 2020, the Company has received approximately $230 of cash proceeds resulting from the exercise of 59,982,620 outstanding warrants. The warrants were exercisable in multiples of three for one share of the Company’s Common Stock at an exercise price of $11.50 per whole share of Common Stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective at December 31, 2020, due to the material weakness in internal control over financial reporting described below, which was previously disclosed in the “Risk Factors” section of our Form S-4. Item 4. “Controls and Procedures” of our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2020, June 30, 2020 and September 30, 2020.

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

Management has undertaken various steps to begin remediating such control deficiencies. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. We will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. Steps taken by management include the following:

•

development of an Internal Audit team responsible for a detailed work plan to assess and document the adequacy of internal control over financial reporting, continued steps to improve control processes as appropriate, validation through testing that controls are functioning as documented, and implementation of a continuous reporting and improvement process for internal control over financial reporting; and

•	adding qualified resources with knowledge, experience and training in the application of U.S. GAAP.

We plan to continue our efforts to improve, design and implement integrated processes to enhance our internal control over financial reporting, including:

•	engaging a third-party firm to assist us in implementing a global consolidation and planning system;

•

implementing changes to our accounting systems, new controls, procedures and processes in our financial statement close process and importantly, new members have been added to our accounting and finance team with the appropriate qualified experience in financial reporting, consolidations, tax, technical accounting, internal audit and internal controls;

•

adding further qualified resources to financial reporting, consolidations, tax, technical accounting, financial planning and analysis , and internal audit teams as we further enhance our internal control structure;

•	enhancing the monitoring controls surrounding the design and operation of our internal controls over financial reporting; and

•	providing training and education programs for financial personnel responsible for the performance of newly implemented processes and controls

Changes in Internal Control Over Financial Reporting

We are executing our remediation plan to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. This plan includes a detailed risk and controls assessment, detailed flowcharts, key process walkthroughs, and documentation, training, and execution of determined key controls. Except as otherwise described herein, there were no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Item 5.02 Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

(e)

2020 Cash Award Payouts

On February 15, 2021, the Compensation Committee of the Board of Directors (the “Committee”) of the Company approved cash award payouts for Russell Becker and Thomas Lydon of $1,250,000 and $825,000, respectively, which amount was equal to 100% of the cash incentive target opportunity established in Messrs. Becker’s and Lydon’s respective employment agreements, based on the Committee’s review of the Company’s financial performance in 2020, including adjusted net revenue and adjusted EBITDA performance for 2020 compared with the Company’s original projection for those metrics and in light of the negative impacts from COVID-19. In addition, the Committee approved cash award payouts for Paul Grunau, Julius Chepey, Mark Polovitz and Andrea Fike of $300,000, $200,000, $211,437 and $160,000, respectively, based on the recommendations of the Company’s management team, the historical practices of the Company, and on the Committee’s recognition of each of their efforts to address the challenging business climate experience during the COVID-19 pandemic and their individual contributions to the Company’s performance.

Base Salary Change

On February 15, 2021, the Committee approved an increase of Ms. Fike’s base salary from $350,000 to $400,000.

2020 Discretionary Equity Awards

On February 15, 2021, the Committee approved discretionary awards of shares of APi common stock to each of Messrs. Becker, Lydon and Grunau with a grant date fair value of approximately $700,246, $186,667 and $173,250, respectively, which amount reflects the difference between the actual base pay reductions voluntarily taken by each of these individuals in 2020 and the general base pay reduction of 20% or less for other employees that were taken as part of the Company’s early preemptive cost-containment measures as a result of the uncertainties presented by the COVID-19 pandemic. These decisions were based on the Committee’s review of the overall company performance and determination that, in light of the financial performance achieved, the outsized base pay reductions taken by each of these named executive officers reflected a diminution in annual compensation that was not merited based on actual company performance and which far exceed the general pay reduction of 20% or less for other employees.

2021 Annual Cash Incentive Award Program

On February 15, 2021, the Committee approved the 2021 annual cash incentive award program. For 2021, each of Messrs. Becker, Lydon and Grunau and Ms. Fike will be eligible for an annual cash incentive opportunity based on the achievement of a performance goal tied to the Company’s annual adjusted EBITDA performance. Messrs. Becker, Lydon and Grunau and Ms. Fike will be entitled to receive an annual cash incentive equal to 100%, 100%, 88% and 50%, respectively, of their respective base salary. Amounts payable will be subject to threshold (25% of target) and maximum (125%-200% of target) payouts for achievement of the performance goal at threshold and max levels, respectively.  The premium payout levels are:  Messrs. Becker, Lydon, and Ms. Fike - 200%; and Mr. Grunau – 125%. If performance is achieved between the threshold level and target or between the target and maximum level, the amount of the annual incentive payment with respect to that metric will be calculated on a linear basis from the target level.

2021 Long-Term Incentive Awards

Pursuant to the 2021 executive compensation program approved by the Committee, on February 15, 2021, the Committee approved the grant of long-term equity incentive awards to Messrs. Becker, Lydon, and Grunau and Ms. Fike, in the form of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”).  The RSUs represent 20% of the total target award amount and will vest ratably over three years, from the date of the grants.  The PSUs represent 80% of the total target award amount, assuming performance and vesting at target levels.  The PSUs will vest at threshold or target levels of 25% or 100% respectively, if the applicable performance goal is met at the corresponding threshold or target level.  In the event the performance goal is met at the maximum level, a premium factor of 200% will apply for Mr. Becker and a factor ranging from 125% to 200% will apply for the other named executive officers.  The performance goal is an adjusted EBITDA margin goal and the achievement of the goal will be determined by the Committee following the three year performance period of January 1, 2021 through December 31, 2023.  In addition, an adjusted consolidated net revenue performance goal must be met at the end of the three year performance period for any PSUs to be earned at the end of the performance period.  The PSUs will cliff vest on December 31, 2023, and the amounts earned will be based on the Committee’s determination following the performance period.  The awards granted are as follows:

Name	RSUs (# Units)	PSUs (# Units)(1)
Russell Becker	52,356	209,425
Thomas Lydon	15,707	62,828
Paul Grunau	3,560	14,242
Andrea Fike	3,770	15,079

__________________

(1)	Each of the PSU awards represents the target amount; actual shares earned at vesting, if any, may be higher or lower depending on the level of performance achieved.

In addition, the PSU awards are subject to double-trigger acceleration of vesting upon a termination without cause or for good reason within 12 months after a change in control of the Company has occurred. Any other termination of employment prior to vesting will result in the forfeiture of the unvested portion of the awards.

Additional information regarding compensation of the Company’s current named executive officers is included in Part III, Item 11 of this Annual Report and will also be included in the Company’s 2021 proxy statement when filed with the SEC.

(c)

Appointment of Principal Accounting Officer

Effective March 24, 2021 (immediately following the filing of the 10-K), the Company appointed Andrew J. Cebulla as the Company’s Principal Accounting Officer. Prior to this appointment, Mr. Cebulla served as Vice President and Controller of the Company since January 2021. Prior to joining the Company in January 2021, Mr. Cebulla was the Interim Chief Financial Officer (from January 2020 through December 2020) and Vice President of Finance and Corporate Controller (from September 2017 to December 2019) for Tennant Company, a company that designs, manufactures, and markets cleaning solutions. Prior to that, Mr. Cebulla held various roles in finance and accounting (from 2007 to September 2017) at MTS Systems, a global supplier of advanced test systems, motion simulators and precision sensors, including Vice President of Finance – Test Vehicles and Structures, Director of Investor Relations, Treasurer and Corporate Controller. Mr. Cebulla began his career at Deloitte and Touche, LLP and is a certified public accountant – inactive. Mr. Cebulla has no family relationships with any of the Company's directors or executive officers and there are no transactions in which Mr. Cebulla has an interest in that would require disclosure under Item 404(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Sir Martin E. Franklin Director Since 2017 Co-Chair Since 2019 Age: 56 Committees: •None Other Public Co. Boards: •Nomad Foods Limited •Element Solutions Inc

Sir Martin E. Franklin has served as a director of APi Group Corporation since September 2017 and has served as Co-Chair since October 2019. Sir Martin is the founder and Chief Executive Officer of Mariposa Capital, LLC and Chairman and controlling shareholder of Royal Oak Enterprises, LLC, a manufacturer of charcoal and grilling products, since July 2016. Sir Martin is also founder and Executive Chairman of Element Solutions Inc, a specialty chemicals company, and has served as a director since its inception in April 2013, and co-founder and co-chairman of Nomad Foods Limited, a leading European frozen food company, and has served as a director since its inception in April 2014. Sir Martin was the founder and Chairman of Jarden Corporation (“Jarden”), a broad-based consumer products company, from 2001 until April 2016 when Jarden merged with Newell Brands Inc. (“Newell”).  Sir Martin became Chairman and Chief Executive Officer of Jarden in 2001 and served as Chairman and Chief Executive Officer until 2011, at which time he began service as Executive Chairman.  Prior to founding Jarden in 2001, between 1992 and 2000, Sir Martin served as the Chairman and/or Chief Executive Officer of three public companies: Benson Eyecare Corporation, an optical products and services company; Lumen Technologies, Inc., a holding company that designed, manufactured and marketed lighting products; and Bollé Inc., a holding company that designed, manufactured and marketed sunglasses, goggles and helmets worldwide.  In the last five years, Sir Martin also served as a director of the following public companies: Restaurant Brands International Inc. and Newell.

Qualifications:  We believe Sir Martin’s qualifications to serve on our Board of Directors include his executive leadership experience, experience as a member of other corporate boards and his knowledge of public companies.

James E. Lillie Director Since 2017 Co-Chair Since 2019 Age: 59 Committees: •None Other Public Co. Boards: •Nomad Foods Limited

James E. Lillie has served as a director of APi Group Corporation since September 2017 and has served as Co-Chair since October 2019. Mr. Lillie served as Jarden’s Chief Executive Officer from June 2011 until the consummation of Jarden’s business combination with Newell in April 2016. Mr. Lillie joined Jarden in 2003 as Chief Operating Officer and was named President in 2004 and Chief Executive Officer in June 2011. From 2000 to 2003, Mr. Lillie served as Executive Vice President of Operations at Moore Corporation, Limited.  From 1999 to 2000, he served as Executive Vice President of Operations at Walter Industries, Inc., a Kohlberg, Kravis, Roberts & Company (“KKR”) portfolio company.  From 1990 to 1999, Mr. Lillie held a succession of senior level management positions across a variety of disciplines including human resources, manufacturing, finance and operations at World Color, Inc., another KKR portfolio company.  Since June 2015, Mr. Lillie has served on the board of directors of Nomad Foods Limited and served on the board of directors of Tiffany & Co. from February 2017 until January 2021.

Qualifications:  We believe Mr. Lillie’s qualifications to serve on our Board of Directors include his executive experience, service on other corporate boards and his knowledge of public companies.

Ian G.H. Ashken Director Since 2019 Age: 60 Committees: •Audit (Chair) •Nominating and Corporate Governance Other Public Co. Boards: •Nomad Foods Limited •Element Solutions Inc

Ian G.H. Ashken has served as a director of APi Group Corporation since October 2019. Mr. Ashken was the co-founder of Jarden and served as its Vice Chairman and President until the consummation of Jarden’s business combination with Newell in April 2016. Mr. Ashken was appointed to the Jarden board in June 2001 and served as Vice Chairman, Chief Financial Officer and Secretary from September 2001. Mr. Ashken was Secretary of Jarden until February 2007 and Chief Financial Officer until June 2014. Prior to Jarden, Mr. Ashken served as the Vice Chairman and/or Chief Financial Officer of three public companies: Benson Eyecare Corporation, Lumen Technologies, Inc. and Bollé Inc. between 1992 and 2000. Mr. Ashken also serves as a director of Element Solutions Inc and Nomad Foods Limited and is a director or trustee of a number of private companies and charitable institutions.  During the last five years, Mr. Ashken also previously served as a director of Newell.

Qualifications:  We believe Mr. Ashken’s qualifications to serve on our Board of Directors include his executive experience, service on other corporate boards and his knowledge of public companies.

Russell A. Becker (Chief Executive Officer) Director Since 2019 Age: 55 Committees: •None Other Public Co. Boards: •None

Russell A. Becker has served as a director of APi Group Corporation since October 2019. Mr. Becker joined APi Group, Inc. in 2002 as its President and Chief Operating Officer and became its Chief Executive Officer in 2004. Prior to leading APi Group, Inc., Mr. Becker served in a variety of roles at The Jamar Company, a subsidiary of APi Group, Inc., including as a Manager of Construction from 1995 to 1997 and as President from 1998 until he joined APi Group, Inc. in 2002. Mr. Becker served as a project manager for Ryan Companies from 1993 to 1995 and as a field engineer with Cherne Contracting from 1991 to 1993.  Since July 2017, Mr. Becker has served on the board of directors of Liberty Diversified Industries and since January 2019 has served on the board of directors for Marvin Companies, each a private company.  Mr. Becker also serves on the advisory board for the Construction Management Program at Michigan Technical University.

Qualifications:  We believe Mr. Becker’s qualifications to serve on our Board of Directors include his extensive knowledge of APi Group, Inc. and his years of executive leadership at APi Group, Inc.

Anthony E. Malkin Director Since 2019 Age: 58 Committees: •Compensation Other Public Co. Boards: •Empire State Realty Trust, Inc.

Anthony E. Malkin has served as a director of APi Group Corporation since October 2019. Since October 2013, Mr. Malkin has served as Chairman and Chief Executive Officer of Empire State Realty Trust, Inc. (“ESRT”), a real estate investment trust.  Mr. Malkin joined ESRT’s predecessor entities in 1989. Mr. Malkin has been a leader in existing building energy efficiency retrofits through coordinating the team of Clinton Climate Initiative, Johnson Controls, JLL and Rocky Mountain Institute in a groundbreaking project at the Empire State Building.  Mr. Malkin led the development of standards for energy efficient office tenant installations, now known as the Tenant Energy Optimization Program, at the Urban Land Institute.  Mr. Malkin also serves as a member of the Real Estate Roundtable and Chair of its Sustainability Policy Advisory Committee, the Climate Mobilization Advisory Board of the New York City Department of Buildings, Urban Land Institute, the Board of Governors of the Real Estate Board of New York, the Partnership for New York City’s Innovation Council and the Building Committee of the Metropolitan Museum of Art.

Qualifications:  We believe Mr. Malkin’s qualifications to serve on our Board of Directors include his real estate investment experience, service on other corporate boards and his knowledge of public companies.

Thomas V. Milroy (Lead Independent Director) Director Since 2017 Age: 65 Committees: •Audit •Compensation (Chair) Other Public Co. Boards: •Interfor Corporation

Thomas V. Milroy has served as a director of APi Group Corporation since September 2017. Mr. Milroy worked for BMO Capital Markets (“BMOCM”) from 1993 to January 2015. From March 2008 to October 2014, Mr. Milroy served as Chief Executive Officer of BMOCM and acted as senior advisor to the Chief Executive Officer of BMO Financial Group from November 2014 until his retirement in January 2015.  During his tenure as CEO at BMOCM, he was responsible for all of BMO’s business involving corporate, institutional and government clients globally. Mr. Milroy also serves as a director of Interfor Corporation, a large lumber producer, and Generation Capital Limited, a private investment company. He also serves on the boards of several not for profit corporations. Mr. Milroy is a member of the Law Society of Ontario. Previously, Mr. Milroy served as a director of Tim Hortons Inc. from August 2013 to December 2014 and Restaurant Brands International Inc. from December 2014 to June 2018.

Qualifications:  We believe Mr. Milroy’s qualifications to serve on our Board of Directors include his experience as past Chief Executive Officer of a large financial services company, service on other corporate boards and his knowledge of finance, investment and corporate banking, mergers and acquisitions, risk assessment and business development.

Lord Paul Myners Director Since 2017 Age: 72 Committees: •Nominating and Corporate Governance (Chair) Other Public Co. Boards: •Nomad Foods Limited

Lord Paul Myners has served as a director of APi Group Corporation since September 2017 and previously served as Chair of APi Group Corporation from September 2017 until October 2019. Lord Myners is Chancellor of the University of Exeter and a member of the Court of the London School of Economics and Political Science.  Lord Myners served as the Financial Services Secretary in Her Majesty’s Treasury, the United Kingdom’s finance ministry, from October 2008 to May 2010. Prior to his service at the Treasury, Lord Myners served as chairman or a member of the board of several organizations, including as chairman of Guardian Media Group from 2000 to 2008, director of GLG Partners Inc. from 2007 to 2008, director of Land Securities Group plc from 2006 to 2008 (chairman from 2007 to 2008), chairman of Marks & Spencer plc from 2004 to 2006, chairman of Aspen Insurance Holdings Ltd from 2002 to 2007.  Lord Myners served as chairman of Platform Acquisition Holdings Limited (now known as Element Solutions Inc) from April 2013 until its business combination with MacDermid, Incorporated in October 2013 and a director of Gartmore Investment Management Limited from 1986 to 2001.  Lord Myners also served as the chairman of Justice Holdings Limited from February 2011 until its business combination with Burger King Worldwide, Inc. in June 2012 and Landscape Acquisition Holdings Limited (previously also known as Digital Landscape Group, Inc. and now known as Radius Global Infrastructure Inc.) from November 2017 until its acquisition of AP WIP Investments Holdings, LP in February 2020. Lord Myners has also served in an advisory capacity to the United Kingdom Treasury and the United Kingdom Department of Trade & Industry, with particular focus on corporate governance practices.  Other positions held by Lord Myners have included chairman of the Trustees of Tate, chairman of the Low Pay Commission, a member of the Court of the Bank of England, and a member of the Investment Board of GIC, Singapore’s sovereign wealth fund.  Lord Myners is currently serving as a non-executive director of Nomad Foods Limited, Windmill Hill Asset Management, and Zouk Ventures Limited.  Lord Myners is vice-chairman of Global Counsel, chairman and a partner of Cevian Capital LLP, Chairman of Daniel J Edelman (UK) and an Independent Director of Rockefeller Capital Management.  Lord Myners is a Visiting Fellow at Nuffield College, Oxford, an Executive Fellow at London Business School and a crossbench member of the UK’s House of Lords, the senior chamber in Parliament and a Trustee of Somerset House Trust.

Qualifications:  We believe Lord Myners’ qualifications to serve on our Board of Directors include his extensive experience in investment management and banking, service on other corporate boards and his knowledge of finance and international banking.

Cyrus D. Walker Director Since 2019 Age: 53 Committees: •Nominating and Corporate Governance Other Public Co. Boards: •Houlihan Lokey, Inc.

Cyrus D. Walker has served as a director of APi Group Corporation since October 2019. Since April 2018, Mr. Walker has served as the founder and Chief Executive Officer of The Dibble Group, an insurance brokerage and consulting firm.  From January 2000, Mr. Walker served in several roles at Nemco Group, LLC, an insurance brokerage and consulting firm, including serving as its Co-Chief Executive Officer until April 2012, when it was acquired by a subsidiary of NFP Corp., a multi-national insurance brokerage and consulting business.  Mr. Walker also founded and served as Chief Executive Officer of OSI Benefits, an insurance brokerage consulting firm and division of Opportunity Systems, Inc., from 1995 to January 2000. Mr. Walker has served as a director of Houlihan Lokey, Inc., an investment banking firm, since November 2020 and as a director of Folding Helmet Technology Limited, a UK-based privately held helmet safety technology firm.  Mr. Walker previously served on the boards of Blue Marble Materials, a privately held sustainability and energy business, and Opportunity Systems, Inc., a privately held data processing firm.

Qualifications:  We believe Mr. Walker’s qualifications to serve on our Board of Directors include his executive experience and service on other corporate boards.

Carrie A. Wheeler Director Since 2019 Age: 49 Committees: •Audit •Compensation Other Public Co. Boards: •Dollar Tree, Inc.

Carrie A. Wheeler has served as a director of APi Group Corporation since October 2019.  Since September 2020 Ms. Wheeler has served as Chief Financial Officer of Opendoor, a technology firm for residential real estate.  From 1996 to December 2017, Ms. Wheeler served in several roles of increasing responsibility at TPG Global, a global private equity firm, including as a Partner and Head of Consumer and Retail Investing.  Ms. Wheeler currently serves on the board of directors and audit committee of Dollar Tree (since March 2019) and served on the board of directors of Opendoor (from September 2019 to September 2020).  Ms. Wheeler also serves on the boards of several not-for-profit organizations focused on education and children’s healthcare.  In addition, Ms. Wheeler has previously served on a number of other corporate boards.

Qualifications:  We believe Ms. Wheeler’s qualifications to serve on our Board of Directors include her extensive experience in business assessment, mergers and acquisitions, financing and guiding public market transactions, her current experience as a Chief Financial Officer of a public company, and her substantial experience serving on other corporate boards, including her previous service on other companies’ audit committees.

Audit Committee

Number of Meetings in 2020: Four

Responsibilities.  Our Audit Committee operates pursuant to a formal charter that governs the responsibilities of the Audit Committee.  Pursuant to the Audit Committee Charter, the Audit Committee is responsible for, among other things:

•	overseeing preparation of our financial statements, the financial reporting process and our compliance with legal and regulatory matters;
•	appointing and overseeing the work of our independent auditor;
•	preapproving all auditing services and permitted non-auditing services to be performed for us by our independent auditor and approving the fees associated with such work;
•	approving the scope of the annual audit;
•	reviewing interim and year-end financial statements;
•	overseeing our internal audit function, reviewing any significant reports to management arising from such internal audit function and reporting to the Board; and
•	approving the audit committee report required to be included in our annual proxy statement.

The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties and to retain counsel for this purpose where appropriate.  Pursuant to the Audit Committee Charter, the Audit Committee reviews and pre-approves all audit and non-audit services performed by our independent accountant.

Independence and Financial Expertise.  The Board has reviewed the background, experience and independence of the Audit Committee members and based on this review, has determined that each member of the Audit Committee:

•	meets the independence requirements of the NYSE governance listing standards;
•	meets the enhanced independence standards for audit committee members required by the SEC; and
•	is financially literate, knowledgeable and qualified to review financial statements.

In addition, the Board has determined that each of Mr. Ashken and Ms. Wheeler qualifies as an “audit committee financial expert” under SEC rules.

Compensation Committee

Number of Meetings in 2020: Two

Responsibilities.  Our Compensation Committee operates pursuant to a formal charter that governs the responsibilities of the Compensation Committee.  Pursuant to the Compensation Committee Charter, the Compensation Committee is responsible for, among other things:

•	assisting the Board in developing and evaluating potential candidates for executive positions;
•	reviewing and approving corporate goals and objectives with respect to compensation for the CEO, evaluating the CEO’s performance and approving the CEO’s compensation based on such evaluation;
•	determining the compensation of other non-CEO executive officers and all equity awards to such executive officers and other employees;
•	reviewing on a periodic basis compensation and benefits paid to directors and recommending such compensation to the Board of Directors for approval;
•

reviewing and approving our equity-based compensation plans and incentive compensation plans, including reviewing and approving the target performance benchmarks, if any, and range of aggregate value of our annual incentive program for senior management; and

•	approving the compensation committee report on executive compensation required to be included in our annual proxy statement.

Independence.  The Board has reviewed the background, experience and independence of the Compensation Committee members and based on this review, has determined that each member of the Compensation Committee:

•	meets the independence requirements of the NYSE governance listing standards;
•	is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act; and
•	meets the enhanced independence standards for compensation committee members established by the SEC.

Compensation Committee Interlocks and Insider Participation.  None of the members of the Compensation Committee who presently serve or, in the past year, have served on the Compensation Committee has interlocking relationships as defined by the SEC or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions.

The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion.

Use of Compensation Consultant

The Compensation Committee has the authority to retain compensation consultants, outside counsel and other advisors as it may deem appropriate in its sole discretion.  The Compensation Committee has sole authority to approve related fees and retention terms.

During 2020, the Compensation Committee utilized the services of Willis Tower Watson (“WTW”), a global management consulting firm, which acted as its compensation consultant to assist in developing a formal executive compensation program, which has been implemented for 2021. The total fees paid to WTW for these services were approximately $158,000.

During 2020, our management also retained a separate business unit of WTW to provide insurance brokerage services to the Company. The total fees paid to WTW’s separate business unit with respect to services provided during 2020 (excluding services provided as compensation consultant as discussed above) were approximately $1.3 million. The Compensation Committee was not involved in management’s decision to retain the separate business unit of WTW to provide such services.

The Compensation Committee determined that the work of the separate business unit of WTW on matters other than executive compensation did not raise any conflict of interest with WTW’s services as compensation consultant, taking into account, among other factors, WTW’s policies and procedures relating to the prevention and mitigation of conflicts of interest, the use of separate teams for compensation consulting services and other services provided by WTW and its business units.

Nominating and Corporate Governance Committee

Number of Meetings in 2020: One

Responsibilities.  Our Nominating and Corporate Governance Committee operates pursuant to a formal charter that governs the responsibilities of the Nominating and Corporate Governance Committee.  Pursuant to the Nominating and Corporate Governance Committee Charter, the Nominating and Corporate Governance Committee is responsible for, among other things:

•	assisting our Board in identifying prospective director nominees and recommending nominees for each annual meeting of stockholders to our Board;
•	leading the search for individuals qualified to become members of the Board and selecting director nominees to be presented for stockholder approval at our annual meetings;
•	reviewing the Board’s committee structure and recommending to the Board for approval directors to serve as members of each committee;
•	developing and recommending to the Board for approval a set of corporate governance guidelines and generally advising the Board on corporate governance matters;
•	reviewing such corporate governance guidelines on a periodic basis and recommending changes as necessary; and
•	reviewing director nominations submitted by stockholders.

The Nominating and Corporate Governance Committee may, when it deems appropriate, delegate certain of its responsibilities to one or more Nominating and Corporate Governance Committee members or subcommittees.

Independence.  The Board has reviewed the background, experience and independence of the Nominating and Corporate Governance Committee members and based on this review, has determined that each member of the Nominating and Corporate Governance Committee meets the independence requirements of the NYSE governance standards and SEC rules and regulations.

Consideration of Director Nominees.  The Nominating and Corporate Governance Committee considers possible candidates for nominees for directors from many sources, including stockholders.  The Nominating and Corporate Governance Committee evaluates the suitability of potential candidates nominated by stockholders in the same manner as other candidates recommended to the Nominating and Corporate Governance Committee.

In making nominations, the Nominating and Corporate Governance Committee is required to submit candidates who have the highest personal and professional integrity, who have demonstrated exceptional ability and judgment and who shall be most effective, in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the stockholders.  In evaluating nominees, the Nominating and Corporate Governance Committee is required to take into consideration the following attributes, which are desirable for a member of the Board:  leadership, independence, interpersonal skills, financial acumen, business experiences, industry knowledge and diversity of viewpoints.  In addition, while we do not have a formal, written diversity policy, the Nominating and Corporate Governance Committee will attempt to select candidates who will assist in making the Board a diverse body.  We believe that a diverse group of directors brings a broader range of experiences to the Board and generates a greater volume of ideas and perspectives, and therefore, is in a better position to make complex decisions.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics (“Code of Conduct”) that establishes the standards of ethical conduct applicable to all our directors, officers, and employees.  In addition, we have adopted a written Code of Ethics for Senior Financial Officers (“Code of Ethics”) applicable to our CEO and senior financial officers.  Copies of our Code of Conduct and Code of Ethics are publicly available in the Investor Relations section of our website at www.apigroupcorp.com.  Any waiver of our Code of Ethics with respect to our CEO, chief financial officer, controller or persons performing similar functions or waiver of our Code of Conduct with respect to our directors or executive officers may only be authorized by our Board of Directors and will be disclosed on our website as promptly as practicable, as may be required under applicable SEC and NYSE rules.

Executive Officers

Set forth below is certain information relating to our current executive officers.  Biographical information with respect to Mr. Becker is set forth above under “Directors”.

Name	Age	Title
Russell A. Becker	55	President and Chief Executive Officer
Thomas A. Lydon	56	Chief Financial Officer
Andrew J. Cebulla	50	VP and Controller
Andrea M. Fike	60	SVP, General Counsel and Secretary
Paul W. Grunau	55	Chief Learning Officer

Thomas A. Lydon has served as Chief Financial Officer of APi Group Corporation since the completion of the APi Acquisition on October 1, 2019, and previously served as Chief Financial Officer of APi Group, Inc. since July 2014. Prior to joining APi Group, Inc., Mr. Lydon was a partner at KPMG, where he served for 28 years in positions of increasing responsibility.  From 1995 to 1997, Mr. Lydon ran KPMG’s U.S. desk in Sydney, Australia, and from 1999 to 2001, he led KPMG’s internal audit practice in Minneapolis, Minnesota.  In 2001, Mr. Lydon became managing partner of KPMG’s Des Moines, Iowa office and was promoted in 2009 as business unit partner in charge of audit for the Des Moines and Minneapolis offices.  Mr. Lydon also serves on the boards of Cristo Rey Jesuit High School, a Minneapolis non-profit and is a certified public accountant.

Andrew J. Cebulla has served as Vice President and Controller of APi Group Corporation since January 2021.  Prior to joining APi Group Corporation, Mr. Cebulla was the Interim Chief Financial Officer (from January 2020 through December 2020) and Vice President of Finance and Corporate Controller (from September 2017 to December 2019) for Tennant Company, a company that designs, manufactures, and markets cleaning solutions.  Prior to that, Mr. Cebulla held various roles in finance and accounting (from 2007 to September 2017) at MTS Systems, a global supplier of advanced test systems, motion simulators and precision sensors, including Vice President of Finance – Test Vehicles and Structures, Director of Investor Relations, Treasurer and Corporate Controller. Mr. Cebulla began his career at Deloitte and Touche, LLP and is a certified public accountant – inactive.

Andrea M. Fike has served as SVP and General Counsel of APi Group Corporation since January 2020 and as Secretary since March 2020. Most recently, Ms. Fike was Executive Vice President and General Counsel for iMedia Brands, Inc. (f/k/a EVINE Live Inc.), a digital and television media and retailing company.  From April 2017 to June 2019, Ms. Fike headed the iMedia Brands legal department and assumed leadership of several operations functions, including the company’s customer solutions group, after which she was a consultant until she joined APi Group Corporation.  Prior to that, Ms. Fike served as Senior Vice President and General Counsel at Regency Corporation, an educational institution, from 2008 to July 2017. At Regency Corporation, Ms. Fike was responsible for management of the legal and compliance, campus operations and human resources functions.  Prior to that, she spent eight years at FICO, an analytics software company, where she was responsible for oversight of the legal department.  Prior to that, Ms. Fike spent ten years at a law firm where, as a partner, she focused on financial institutions regulatory law.  Ms. Fike also serves on the board of the Jungle Theater, a Minneapolis non-profit.

Paul W. Grunau has served as Chief Learning Officer of APi Group Corporation since the completion of the APi Acquisition on October 1, 2019, and previously served as Chief Learning Officer of APi Group, Inc. since January 2016. Mr. Grunau also previously served as Chief Operating Officer of APi Group, Inc. from 2009 to 2011.  Mr. Grunau initially joined APi Group, Inc. in 2006 following the acquisition of Grunau Company by APi Group, Inc. and had been the President and owner of Grunau Company from 1999 until its acquisition.  From 2011 to December 2015, he served as Chief Operating Officer of Health Payment Systems, a health care technology startup in which he was a founding investor.  Mr. Grunau also served as a director of APi Group, Inc. from 2011 until the closing of the APi Acquisition.  Mr. Grunau also serves on the boards of two private companies and is a Trustee of the Dunwoody College of Technology.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION & ANALYSIS

Overview

This Compensation Discussion and Analysis provides information regarding our executive compensation philosophy, programs and decisions for 2020 for our named executive officers.  For 2020, our named executive officers were:

Russell A. Becker	President and Chief Executive Officer
Thomas A. Lydon	Chief Financial Officer
Julius J. Chepey	Former Chief Information Officer(1)
Andrea M. Fike	Senior Vice President, General Counsel and Secretary(2)
Paul W. Grunau	Chief Learning Officer
Mark T. Polovitz	Former Vice President and Controller(3)

(1)	Mr. Chepey’s employment with the Company terminated in February 2021.
(2)	Ms. Fike joined the Company in January 2020.
(3)	Mr. Polovitz transitioned to a new role with a Company operating subsidiary effective June 2020.

Compensation Philosophy and Objectives

Our Compensation Committee’s guiding principle when reviewing and determining executive compensation is to assure that the Company’s compensation policies attract and retain the key employees necessary to support the Company’s growth and success, both operationally and strategically, and to motivate executives to achieve short- and long-term goals with the ultimate objective of creating sustainable improvements in stockholder value.

Because we had no executive officers prior to the APi Acquisition, we did not have or maintain an executive compensation program until the APi Acquisition.  During 2020, the Compensation Committee retained WTW as its compensation consultant, and with their assistance, developed a formal executive compensation program which has been implemented for 2021.  This program is designed to further the Company’s compensation philosophy and objectives of maintaining a top-tier management team and seeks to ensure that:

•	executives are appropriately rewarded for their contributions to our successful performance;
•	a significant portion of each executive’s compensation is “at risk” and tied to overall Company performance and, where applicable business unit performance; and
•	there is a balance of short and long-term compensation elements to motivate and reward superior performance without encouraging excessive or unnecessary risk taking.
•	there is alignment between the interests of executives and those of our stockholders.

Compensation Governance Practices

Our executive compensation governance practices are intended to support the needs of the business, drive performance, and ensure management alignment with the short- and long-term interests of our stockholders.  Selected key policies embedded in our new executive compensation program are set forth below:

What We Do	What We Don’t Do
Beginning in 2021, pay for performance with a substantial majority of pay dependent on performance, not guaranteed	Maintain single trigger severance provisions upon a change in control in employment agreements
Use multi-year vesting terms for annual executive officer equity awards	Permit liberal share recycling
Balance short and long-term incentives	Reprice equity awards without shareholder approval
Require executive officers to place compensation at risk of “clawback” actions by the Company in appropriate circumstances	Permit hedging or short sales of the Company’s stock
Engage an independent compensation consultant	Provide tax gross-ups for change in control payments

Benchmark compensation to peer and market data during compensation decision-making process	Provide dividends (or equivalents) on restricted stock units or performance stock units
Provide excessive perquisites

Executive Compensation Setting Process

Review of the Compensation Committee

Our Board of Directors has adopted a written Compensation Committee Charter that governs the responsibilities of the Compensation Committee.  The Compensation Committee is responsible for, among other things:

•

the design, implementation and administration of short- and long-term compensation (including benefits and awards under our 2019 Equity Incentive Plan (the “Equity Incentive Plan”)) for directors, executive officers and other employees;

•	reviewing and approving corporate goals and objectives with respect to compensation for the CEO, evaluating the CEO’s performance and approving the CEO’s compensation based on such evaluation; and
•	determining compensation for non-CEO Company executive officers.

When making compensation decisions, the Compensation Committee analyzes data relating to our Peer Group (as identified below in “Peer Group and Market Benchmarking”) and considers the dynamics of operating in the safety services, specialty services and industrial services industries, the importance of rewarding and retaining talented and experienced executives to continue to guide the Company, the alignment of our executive compensation program with stockholders’ interests and the voting guidelines of certain proxy advisory firms and stockholders.  In reviewing and determining executive compensation, the Compensation Committee also considers: compensation levels at peer companies derived from compensation surveys provided by outside consultants; the Company’s past-year performance and growth; the results of any say on pay votes by stockholders; achievement of specific pre-established financial goals; a subjective determination of the executives’ past performance and expected future contributions to the Company; and past equity awards granted to such executives.  In addition, in connection with the 2021 executive compensation program design, the Committee received analyses, guidance and recommendations, including information on executive compensation market trends and practices of peer companies, provided by WTW.

Consideration of the Stockholder Advisory Vote on Executive Compensation

As part of its decision making on compensation, the Compensation Committee evaluates the most recent advisory vote of the Company’s stockholders on executive compensation, known as the “Say-on-Pay” vote, as well as other feedback that it may receive from the Company’s largest shareholders in connection with this vote.

At our annual meeting on August 13, 2020, our executive compensation for 2019 received the support of approximately 93% of the votes cast on the “Say-on-Pay” proposal.   We understand that our stockholders support an executive compensation program the majority of which is based on the achievement of performance objectives. In establishing our 2021 executive compensation program, this perspective was reviewed and considered by the Compensation Committee, in combination with the other information outlined herein.   As further described below, 80% of our 2021 annual awards to our named executive officers are performance-based and the Compensation Committee expects that future equity awards will have a significant component that is performance-based.  The Compensation Committee will continue to consider the views of our stockholders in connection with executive pay practices and programs and will make adjustments based on evolving best practices, competitive market information and practices, and changing regulatory or other requirements.

Peer Group and Market Benchmarking

As part of the work in 2020 to develop an executive compensation program for 2021, the Compensation Committee identified a representative peer group in the same or similar industries that the Compensation Committee believes is representative of the labor market from which we recruit talent.  Factors used to select the peer group included industry segment, revenues, profitability, market capitalization, number of employees, capital structure and a qualitative review of potential companies’ business fundamentals

to ensure alignment with our company.   Several companies were identified whose business models more closely align with the Company, but which have a larger revenue base.  The approach taken by the Compensation Committee in selecting the primary peer group excluded these larger companies from the market data review but included them as “reference peers” for the purpose of providing qualitative data about program design for the Committee’s reference.  The primary peer group is composed of the following companies:  ADT, Inc.; Advanced Drainage Systems, Inc.; Cintas Corporation; Comfort Systems USA, Inc.; Dycom Industries, Inc.; EMCOR Group, Inc.; Flowserve Corporation; MasTec, Inc.; MYR Group, Inc.; Otis Worldwide Corporation; Primoris Services Corporation; Quanta Services, Inc.; Residio Technologies, Inc.; SPX Corporation; Tutor Perini Corporation; Watts Water Technologies, Inc., and; Xylem Inc.  The reference peer group is composed of the following companies:  Johnson Controls International PLC; Carrier Global Corporation, and; Jacobs Engineering Group, Inc.  In addition to current market trends, the Compensation Committee will consider the primary peer group to inform pay decisions and both the primary and reference peer groups to inform executive compensation program design.

The Compensation Committee expects to continue to utilize outside compensation and benefits consultants from time to time to assist the Compensation Committee in designing management pay, compensation design and other related matters.  The information from any outside consultant regarding pay practices at peer companies will be used by the Compensation Committee as a resource in its deliberations regarding executive compensation and will be useful in determining the marketplace competitiveness as well as reasonableness and appropriateness of our executive compensation programs.  Although at this time we do not intend to target executive compensation to a specific market percentile, we intend to provide a compensation package that is competitive in the market and rewards each executive’s performance for executing the strategic and financial goals of the Company for the long term benefit of our stockholders.

Role of Executives in Establishing Compensation

We expect our CEO to evaluate the individual performance and the competitive pay positioning of senior management members who report directly to the CEO, including the named executive officers.  Our CEO can then make recommendations to the Compensation Committee regarding the target compensation, job leveling and grading for such named executive officers and other executive officers of the Company.

Components of the Executive Compensation Program

In connection with the APi Acquisition, our Board of Directors approved executive employment agreements for Messrs. Becker and Lydon and an offer of employment for each of Ms. Fike and Mr. Grunau (collectively, the “Employment Agreements”) which provide for a base salary, annual cash incentive compensation, annual time- and performance-based equity incentive awards (each, an “LTI Award”) and participation in our employee benefits plans.

The Company’s 2020 executive compensation program contained three primary components:  Base Salary; Annual Incentive Compensation, and Long-Term Equity Compensation.  The Compensation Committee believes that a combination of these components provides the named executive officers with a competitive executive compensation package that serves to motivate and retain the executive while promoting the Company’s pay-for-performance philosophy.  The 2020 executive compensation program was a continuation of the post-APi Acquisition compensation program, pending the implementation of program design changes adopted in connection with the work and recommendations of the Compensation Committee’s independent compensation consultant, WTW, in 2021.  As outlined in greater detail below, the Compensation Committee determined to implement these program changes in 2021 rather than in 2020, due to the impacts the COVID-19 pandemic on the Company, including the need to minimize the management distraction that would result from implementing compensation program changes during the midst of the pandemic.

In the first quarter of 2021, the Compensation Committee approved, and the Company implemented, a 2021 executive compensation program.  As with the 2020 program, the 2021 executive compensation program is intended to attract and retain a high caliber of executive talent, align incentives with stockholder’s interests, and support the Company’s pay-for-performance philosophy.  From time to time, the Compensation Committee may also approve discretionary awards to executives in connection with their initial employment or for extraordinary performance, a significant contribution to the Company’s strategic objectives or other retention or business purposes.

The following table summarizes the primary components of the 2021 executive compensation program:

Component	Fixed or Variable	Component Goal(s)	Key Features and Considerations

Base Salary	Fixed Short Term Cash	Attract and Retain Key Talent to Lead Our Complex Global Business	Peer group and market-based data; Role; Performance; Pay Equity; Compensation History and Executive Potential
Annual Incentive Award	Variable Short Term Cash

Attract and Retain Key Talent to Lead Our Complex Global Business

Motivate and Reward Achievement by Company of annual financial Company performance targets established through the annual budget process

Targets established by consideration of Role; Pay Equity; and past performance/executive potential; and retention objectives/risks

Award targets are established as a percentage of base salary

Awards generally determined and paid based on achievement of performance goals after conclusion of year

Long Term Incentive Awards	Variable Long-Term Equity	Attract and Retain Key Talent to Lead Our Complex Global Business Motivate and Reward Achievement by the Company of long-term financial Company performance targets supporting long-term strategic plan

Targets established by consideration of Role; Pay Equity; past performance/executive potential; and retention objectives/risks

Award targets are established as a percentage of base salary

Awards a blend of performance based and time based equity, with heavy reliance on performance awards to balance retention and long-term performance goals.

Benefits and other Perquisites	Not Applicable	Attract and Retain Key Talent with appropriate health and welfare benefits Provide basic financial stability

Participation in health, welfare and retirement benefit plans, generally on the same terms as all other full-time employees

Limited additional non-monetary benefits consistent with the competitive marketplace

Base Salary

The Compensation Committee believes base salary, in combination with health, welfare and retirement benefits, serves to attract and retain high-quality executives needed to lead our complex business by providing basic compensation and financial stability.  The Compensation Committee expects to annually review the named executive officers’ base salaries and make appropriate adjustments subject to the terms of any individual employment agreements.  Any adjustments will be based on individual responsibilities and performance, internal pay equity, compensation history, executive potential and peer group and market based data.

During 2020, none of our named executive officers received any increase in base salary.  Moreover, due to the uncertainties presented by the COVID-19 pandemic, the Company’s management team took early preemptive cost-containment measures, including the voluntary reduction of named executive officer base salaries.  These reductions were effective on March 16, 2020 and ranged from 20% to 97%, with the reduction for our CEO at 97%.  These reductions continued for a minimum of 4 months, at which time the base salaries for Messrs. Lydon, Chepey and Polovitz and Ms. Fike were incrementally returned to their original levels over three months’ time.  The base salaries for Messrs. Becker and Grunau stayed at fully reduced levels until mid-November, when they were fully restored.  Prior to these reductions, the base salaries of our named executive officers were:  Mr. Becker - $1.25 million; Mr. Lydon - $825,000; Mr. Grunau - $340,000; Mr. Chepey - $300,000, Ms. Fike - $350,000 and Mr. Polovitz - $275,000.  In February 2021, the Compensation Committee reviewed the base salaries for our named executive officers and determined that base salaries for Messrs. Becker, Lydon and Grunau would remain unchanged.  Base salary for Ms. Fike was set at $400,000.

In addition, in 2021 the Committee reviewed the overall company performance and determined that, in light of the financial performance achieved, the outsized base pay reductions taken by certain named executives reflected a diminution in annual compensation that was not merited based on actual company performance and which far exceed the general pay reduction of 20% or less for other employees.  Accordingly, the Compensation Committee awarded a one-time stock grant to each named executive officer whose pay reduction exceed 20% of base salary, in the amount of the difference between the actual pay reductions and a 20% pay reduction. The value of the one-time stock grants were:  Mr. Becker - $700,246; Mr. Lydon - $186,667; and Mr. Grunau - $173,250.

Annual Cash Incentive Compensation

2020 Annual Incentive

In 2020, the Compensation Committee reviewed the numerous significant circumstances facing the Company, each of which could have a material impact on the Company’s results.  These included:

•	the unique events of 2020 relating to the COVID-19 pandemic and in particular the high degree of macroeconomic uncertainty
•	the relative newness of the Company to the public markets and the significant efforts the Company was undertaking to create systems and process for operation as a public company; and
•	the APi Acquisition and the inherent retention risks created by integration activities.

In light of these circumstances, the Compensation Committee chose to maintain a flexible approach to annual incentive compensation in 2020 and not to establish financial or other performance goals to determine 2020 incentives at a time when the pandemic and its impacts were emerging.  Nevertheless, the Committee continued its ongoing review of the Company’s executive compensation program during 2020 with a goal of establishing a more formal executive compensation program for 2021, while temporarily maintaining this flexible approach to annual incentive compensation.

Consistent with this approach, in the first quarter 2021, the Committee examined the totality of the results delivered by the organization in comparison to pre-pandemic goals.  This included the review of the Company’s financial performance in 2020, including both adjusted net revenue of $3.5 billion and adjusted EBITDA performance of $381 million and compared it with the Company’s 2020 original projections for revenue ($3.75 billion to $3.8 billion) and adjusted EBITDA ($393 million).   The revenue achieved was 93% of the projected amount and the adjusted EBITDA achieved represented 97% of the projected amount.  The Compensation Committee’s view was that achievement of this level of financial performance despite: (i) the negative economic impacts in the Company’s markets; (ii) the incremental costs required to operate under state and local COVID-19 quarantines; and (iii) the diversion of management attention required to address the new operating conditions created by COVID-19, demonstrated exemplary leadership and management skill.  Based on this conclusion, the Committee awarded 100% of the cash incentive target opportunity established in Messrs. Becker’s and Lydon’s respective employment agreements, in the amounts of $1,250,000 and $825,000, respectively and Messrs. Chepey, Grunau, and Polovitz and Ms. Fike received annual cash incentives of $200,000, $300,000, $211,437, and $160,000 respectively.

2021 Annual Incentive

Consistent with the Company’s pay-for-performance philosophy, and to promote alignment with stockholders’ interests, the 2021 executive compensation program beginning is based on Company performance.  Under this program, Company executives have annual cash incentive targets represented by a percentage of their base salary.  Cash incentives awarded will be determined by the Compensation Committee, based on the achievement of annual performance goals, developed in the annual budget process and approved by the Compensation Committee.

For 2021, all our named executive officers (other than Mr. Chepey who left the Company in February 2021) will be eligible for an annual cash incentive opportunity as outlined below, based on the achievement of a performance goal tied to the Company’s annual adjusted EBITDA performance.

Named Executive Officer	Target Annual Incentive as a Percentage of Salary
Russell Becker	100%
Thomas Lydon	100%
Andrea Fike	50%
Paul Grunau	88%

Amounts payable under the annual incentive portion of the executive compensation plan will be subject to threshold (25% of target) and maximum (125%-200% of target) payouts for achievement of the performance goal at threshold and max levels, respectively.  The premium payouts levels are: Messrs. Becker, Lydon, and Ms. Fike - 200%; and Mr. Grunau – 125%. If performance is achieved between the threshold level and target or between the target and maximum level, the amount of the annual incentive payment with respect to that metric will be calculated on a linear basis from the target level.

LTI Awards

LTI Awards granted by the Compensation Committee are intended to align the financial interests of our executives with those of the stockholders of the Company.  We believe that stockholders’ interests are best served by balancing the focus of executives’ decisions between short and long-term measures.  We also believe that providing executives with opportunities to acquire significant stakes in the Company’s growth incentivizes and rewards executives for sound business decisions and high-performance team environments, while fostering the accomplishment of short- and long-term strategic objectives and improvement in stockholder value, all of which are essential to our ongoing success.  We expect our executive officers and other key management personnel to be and remain stockholders in the Company.

LTI Awards are granted under the Equity Incentive Plan, which was approved by our Board of Directors effective as of October 1, 2019 in connection with the closing of the APi Acquisition, or such other long-term incentive plans, programs and arrangements established and modified from time to time by the Compensation Committee.  We expect any LTI Awards will be granted in the form of stock options, restricted stock units, performance shares or other forms of equity or long-term incentive as determined by the Compensation Committee and on terms to be specified by the Compensation Committee in its discretion.  Our named executive officers are eligible to participate in our Equity Incentive Plan and any other long-term incentive plan, program and/or arrangements applicable to senior-level executives as established and modified from time to time by the Compensation Committee, in its sole discretion.

2020 Equity Awards

On January 1, 2020, Messrs. Chepey and Polovitz were granted 19,510 and 24,390 restricted stock units, respectively, which vest in equal installments on the first, second and third anniversaries of the grant date.  Additionally, Ms. Fike was granted 24,390 restricted stock units when she joined the Company in January 2020, which vest in equal installments on January 1, 2021, 2022 and 2023.  These grants were made as part of the integration activities related to the APi Acquisition.  No additional grants were made to the named executive officers in 2020.

2021 LTIP

The Compensation Committee has adopted a 2021 executive compensation program, including provisions relating to the award of LTI grants.  The Compensation Committee believes that named executive officer long-term compensation should be correlated with salary and short term incentive compensation.  Accordingly, the Compensation Committee will use a percentage of each named executive officer’s base salary to determine the value of the LTI award to be granted each named executive officer each year.  The Compensation Committee also believes that the structure of LTI grants should correlate the value of any such award to the achievement by the Company of long-term and strategic objectives.  As such, the Compensation Committee expects that a significant percentage of the amount of LTI awards will be subject to the achievement of three-year Company performance goals.  Time-based awards may be awarded as part of a balanced approach to encourage retention and ensure that the Company’s compensation programs do not encourage excessive risk-taking.

Pursuant to the newly adopted executive compensation program, on February 15, 2021 the Compensation Committee approved the grant of a mix of performance stock units and restricted stock units to the named executive officers.  The restricted stock units represent 20% of the total target award amount and will vest ratably over three years, from the date of grant.  The performance stock units represent 80% of the total target award amount, assuming performance and vesting at target levels.  The performance stock units will vest at threshold or target levels of 25% or 100%, respectively, if the applicable performance goal is met at the corresponding threshold or target level.  In the event the performance goal is met at the maximum level, a premium factor of 125% to 200% will apply.  The performance goal is an adjusted EBITDA margin goal and the achievement of the goal will be determined by the Compensation Committee following the three year performance period of January 1, 2021 through December 31, 2023.  In addition, an adjusted consolidated net revenue performance goal must be met at the end of the three year performance period for any PSUs to be earned at the end of the performance period. The awards granted to the named executive officers are as follows:

Named Executive Officer	Restricted Stock Units	Performance Stock Units
Russell Becker	52,356	209,425
Thomas Lydon	15,707	62,828
Andrea Fike	3,770	15,079
Paul Grunau	3,560	14,242

The premium factor to be applied to the award to Messrs. Becker, Lydon, and Ms. Fike is 200%; and the premium factor to be applied to the award to Mr. Grunau is 125%. Each of the above performance stock unit awards represents the target grant amount; actual shares earned at vesting, if any, may be higher or lower depending on the level of performance achieved.

Benefits and Other Perquisites

We provide employees, including the named executive officers, with a range of employee benefits including life and health insurance, disability benefits and retirement benefits (as described below), that are designed to assist in attracting and retaining skilled employees critical to our long-term success, provide basic financial stability, and to be competitive with market practice.

Profit Sharing & 401(k) Plan

Most of our domestic employees, including our named executive officers, are eligible to participate in the Company’s tax-qualified Profit Sharing & 401(k) Plan (the “401(k) Plan”).  Pursuant to the 401(k) Plan, employees may elect to contribute a portion of their current compensation to the 401(k) Plan, in an amount up to the statutorily prescribed annual limit.  The 401(k) Plan provides the option for the Company to make matching contributions. Participants may also direct the investment of their 401(k) Plan accounts into several investment alternatives.

Other Benefits and Perquisites

We also provide each of our named executive officers with an executive term life insurance policy which provides a death benefit of $550,000 and an executive disability insurance policy which covers up to 75% of their base salary.  In addition, we provide certain of our named executive officers with a car allowance.

Company matching contributions and cash profit sharing contributions allocated to named executive officers under the 401(k) Plan, premiums paid by the Company on the life and disability insurance policies on behalf of named executive officers and amounts paid by the Company for the car allowance for named executive officers are shown in the “All Other Compensation” column in the Summary Compensation Table for Fiscal 2019 in the “Executive Compensation” section.

Employee Stock Purchase Plan

Most of our domestic employees, including our named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”).  Sales of shares of our Common Stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code.  The ESPP permits employee of the Company, including our named executive officers, to purchase Common Stock at a discount equal to 85% of the lesser of (i) the market value of the Common Stock on the first day of the offering period, or (ii) the market value of the Common Stoch on the purchase date, whichever is lower.  Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than $10,000 of Common Stock in a year under the ESPP.

Other Compensation-Related Practices and Policies

Change in Control

The Employment Agreements (other than Ms. Fike’s) provide that if an executive is terminated either without “cause” (as defined in the Employment Agreements) or terminates their employment for “good reason” (as defined in the Employment Agreements) during the two-year period immediately following a “change in control” (as defined in the Equity Incentive Plan), they shall be entitled to certain payments and benefits.  See the “Potential Payments Upon Termination or Change in Control” section below.  We believe such change in control provisions serve the best interests of the Company and our stockholders by allowing our executives to exercise sound business judgement without fear of significant economic loss in the event they lose their employment with the Company as a result of a change in control.  We also believe that such arrangements are competitive, reasonable and necessary to attract and retain key executives.

Severance

The Employment Agreements provide that if an executive is involuntarily terminated without “cause” or terminates their employment for “good reason”, they shall be entitled to all previously earned and accrued but unpaid amounts of their base salary up to their termination date.  Subject to certain conditions, such an executive will also be entitled to severance pay as set forth in their Employment Agreement and described under the “Potential Payments Upon Termination or Change in Control” section below.

Clawback Policy

The Dodd-Frank Wall Street Reform and Consumer Protection Act (known as the “Dodd-Frank Act”), enacted in July 2010, required stock exchanges to adopt rules requiring listed companies to develop and implement a policy for recovery (i.e., clawback) of incentive-based compensation from executive officers in the event of the restatement of previously published financial statements resulting from a material accounting error, material noncompliance with financial reporting requirements or violations of U.S. securities laws.  These rules have not yet been adopted.

The Equity Incentive Plan includes a clawback policy which allows the Company to recoup compensation, including any equity awards issued thereunder under certain circumstances, affording the Company significant flexibility to require recoupment in appropriate circumstances.  The Compensation Committee will review, amend or adopt a clawback policy as necessary to ensure compliance with these regulations.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation to our named executive officers for the fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Russell A. Becker	2020	440,379(2)	1,251,000(3)	--	--(4)	51,615(5)	1,742,994
President and Chief	2019	1,100,000	6,256,461(6)	5,022,500	—	24,375(7)	12,403,336
Executive Officer				--
Thomas A. Lydon	2020	566,146(2)	950,000(3)	--	--(4)	55,147(5)	1,571.989
Chief Financial Officer	2019	825,000	950,000(8)	1,537,500		18,730(7)	3,330,870
Julius J. Chepey	2020	267,750(2)	200,250(3)	211,684	--(4)	34,499(5)	702,477
Chief Information Officer(9)	2019	300,000	250,000(10)	—	—	17,070(7)	567,070
Andrea M. Fike	2020	303,669(2)	172,000(3)	264,632	--(4)	16,652(5)	722,319
Senior Vice President and General Counsel
Paul W. Grunau	2020	137,045(2)	301,000(3)	---	--(4)	37,813(5)	475,858
Chief Learning Officer	2019	332,500	275,000(9)	499,995	—	26,011(7)	1,133,506
Mark T. Polovitz	2020	258,271(2)	226,437(3)	264,632	--(4)	26,745(5)	761,451
Vice President and Controller(11)	2019	228,750	700,000(12)	—	—	15,270(7)	944,020

(1)

The amounts in this column do not reflect compensation actually received by the named executive officer nor do they reflect the actual value that will be recognized by the named executive officer.  Instead, the amounts represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions used in calculating the amounts for 2020, see Note 18 to our historical consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K for the year ended December 31, 2020.

(2)

As part of early preemptive cost-containment measures taken in 2020 due to the uncertainties presented by the COVID-19 pandemic, our named executive officers voluntarily agreed to a reduction in their base salaries.  These reductions in base salaries ranged from 20% to 97%.  These reductions were initiated on March 16, 2020 and were in place for a period of between 4 and 8 months.  For additional details see “Compensation Discussion and Analysis—Components of the Executive Compensation Program—Base Salary.”  In 2021 the Committee reviewed the overall company performance and determined that, in light of the Company’s solid financial performance despite the significantly challenging environment, the outsized base pay reductions taken by certain named executives reflected a diminution in annual compensation that was not merited based on actual company performance and which far exceed the general pay reduction of 20% or less for other employees.  Accordingly, the Compensation Committee awarded a one-time stock grant to each named executive officer whose pay reduction exceed 20% of base salary, in the amount of the difference between the actual pay reductions and a 20% pay reduction.

(3)

This amount represents a bonus relating to the named executive officer’s 2020 performance.  In addition, amounts listed for Messrs. Becker, Grunau and Chepey also represent a nominal bonus related to years of service.  Mr. Becker’s years of service award was declined and awarded to charity.  For Messrs. Lydon and Polovitz and Ms. Fike, the amounts listed also include a one-time bonus award related to the Company’s completion of the re-domestication and initial listing on the NYSE. . Mr. Becker and Mr. Lydon each declined a portion of the award granted by the Compensation Committee for 2020 performance in the amounts of $200,000 and $6,300 respectively.  These declined amounts were retained by the Company for other corporate purposes.

(4)

Pursuant to their employment agreements, Messrs. Becker and Lydon and Ms. Fike were entitled to receive payments under the annual cash incentive program based on Company performance in 2020. However, for 2020, and as more fully described in “Compensation Discussion and Analysis—Components of the Executive Compensation Program—Base Salary”, the establishment of annual incentive performance goals was deferred by the Compensation Committee for all executive officers during development of the Company’s new executive compensation program for 2021 and in light of the unique events of 2020 relating to the COVID-19 pandemic to maintain a flexible approach to annual incentive compensation in 2020.

(5)

These amounts represent Company payments for executive life and disability insurance benefits and Company matching contributions to such named executive officer’s 401(k) plan.  For all executive officers other than Ms. Fike, the amounts also include a Company cash profit-sharing contribution to such officer’s 401(k) plan and a Company-paid car allowance.

(6)

This amount includes a $2,500,000 one-time transaction bonus paid to Mr. Becker in connection with the closing of the APi Acquisition, including a portion that was directed by the sellers in the APi Acquisition, and a $3,756,461 bonus relating to a bonus arrangement with APi Group, Inc. that was terminated upon the closing of the APi Acquisition

(7)

These amounts represent Company payments for executive life and disability insurance benefits, a Company-paid car allowance, Company matching contributions to such named executive officer’s 401(k) plan and, for Mr. Lydon, a nominal gift card.

(8)	This amount represents a one-time transaction bonus paid to Mr. Lydon in connection with the closing of the APi Acquisition, including a portion that was directed by the Sellers.
(9)	Mr. Chepey’s employment with the Company terminated in February 2021.
(10)	This amount represents a bonus relating to the named executive officer’s 2019 performance.

(11)   Mr. Polovitz transitioned to a new role with a Company operating subsidiary effective June 2020.

(12)	This amount includes a $500,000 one-time transaction bonus paid to Mr. Polovitz in connection with the APi Acquisition.

Grants of Plan-Based Awards During 2020

The table below provides information regarding equity and non-equity awards granted to our named executives during fiscal 2020.

		All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	Grant Date Fair Value of Stock Awards ($)
Name	Grant Date
Russell A. Becker	--	--
Thomas A. Lydon	--	--
Julius J. Chepey(2)	1/1/2020	19,510	211,684
Andrea M. Fike	1/20/2020	24,390	264,632
Paul W. Grunau	--	--
Mark T. Polovitz	1/1/2020	24,390	264,632

(1)

This column represents the number of restricted stock units granted in 2020 to our named executive officers.  The awards to Messrs. Chepey and Polovitz are restricted stock units that vest in equal installments on the first, second and third anniversaries of the grant date.  The award to Ms. Fike is restricted stock units that vest in equal installments on January 1, 2021, 2022 and 2023.

(2)

Mr. Chepey’s employment with the Company terminated in February 2021.  As a result, the 13,006 restricted stock units that had not vested as of the effective date of termination were forfeited as per the terms of the award.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Pursuant to their respective Employment Agreements, Mr. Becker is entitled to a base salary of $1.25 million, Mr. Lydon is entitled to a base salary of $825,000, Ms. Fike is entitled to a base salary of $350,000, and Mr. Grunau is entitled to a base salary of $340,000, which amounts will be reviewed and may be adjusted annually by the Compensation Committee.

Pursuant to their respective Employment Agreements, Mr. Becker and Mr. Lydon were both eligible in 2020 to receive an annual cash incentive award with a target incentive opportunity equal to 100% of their annual base salary and a maximum incentive opportunity equal to 200% of their annual base salary, in each case subject to the performance metrics and targets to be established by the Compensation Committee.  Pursuant to her offer letter, Ms. Fike was eligible to receive an annual cash incentive award with a target incentive opportunity of 40% of her annual base salary.   Messrs. Chepey, Grunau, and Polovitz were also eligible to participate in any annual cash incentive program established by the Compensation Committee.

Pursuant to their respective Employment Agreements, beginning in 2021, Messrs. Becker and Lydon are entitled to annual time and/or performance based long term compensation awards under the Equity Incentive Plan and/or such other plans, programs or arrangements having a grant date value of not less than 400% and 185%, respectively, of their then current base salaries.  The awards will be granted in the form of stock options, restricted stock units, performance shares or other forms of equity or long-term incentive as determined by the Compensation Committee and on terms to be specified by the Compensation Committee in its discretion.  All other awards granted to the named executive officers will be made at the discretion of the Compensation Committee on terms and conditions approved by the Compensation Committee.

The Employment Agreements with Messrs. Becker, Lydon and Grunau and Ms. Fike provide for severance payments under certain circumstances. See “—Potential Payments Upon Termination or Change in Control” for additional information.

Outstanding Equity Awards at 2020 Year End

The following table provides information concerning unvested restricted stock units held by each of our named executive officers as of December 31, 2020.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Russell A. Becker	10/1/2019	326,666	5,928,988
Thomas A. Lydon	10/1/2019	100,000	1,815,000

Julius J. Chepey(3)	1/1/2020	19,510	354,107
Andrea M. Fike	1/20/2020	24,390	442,679
Paul W. Grunau	10/1/2019	32,520	590,238
Mark T. Polovitz	1/1/2020	24,390	442,679

(1)

The restricted stock units vest in equal installments on the first, second and third anniversaries of the grant date, except for Ms. Fike’s grant, of which one third vested on 1/1/2021 and the remaining units will vest on the first and second anniversaries thereof.

(2)

The market value of the restricted stock units is calculated by multiplying the closing price of the underlying shares of Common Stock on December 31, 2020, or $18.15 per share, by the number of restricted stock units.

(3)    Mr. Chepey’s employment with the Company terminated in February 2021.  As a result, the 13,006 restricted stock units that had not vested as of the effective date of termination were forfeited as per the terms of the award.

Stock Vested During 2020

The following table provides information regarding vesting of restricted stock units and the value realized on vesting of restricted stock units on an aggregated basis during the fiscal year ended December 31, 2020 for each of the named executive officers.

	Stock Awards(1)
Name(2)	# of Shares Acquired on Vesting (#)(3)	Value Realized on Vesting ($)(4)
Russell A. Becker	163,334	$2,378,143
Thomas A. Lydon	50,000	$728,000
Paul W. Grunau	16,260	$236,746

(1)	These columns reflect restricted stock units previously awarded to the named executive officers that vested during 2020.
(2)	Messrs. Chepey and Polovitz and Ms. Fike are omitted from this chart because they had no vesting events during 2020.
(3)	Of these amounts, shares were withheld by us to cover tax withholding obligations as follows: Mr. Becker, 80,361 shares; and Mr. Lydon, 15,335 shares.
(4)	Calculated based on the closing price of a share of Common Stock on the applicable vesting dates.

Potential Payments Upon Termination or Change in Control

Our Employment Agreements with Messrs. Becker, Lydon and Grunau and Ms. Fike (each an “Executive,” and collectively “Executives”) provide for severance payments under certain circumstances.  Under these Employment Agreements, the Company may terminate Executive’s employment at any time with or without “cause,” as defined in the Employment Agreements, and Executive may terminate employment at any time for “good reason,” as defined in the applicable Employment Agreements.  With respect to Messrs. Becker and Lydon, if the Company should terminate Executive without cause or if Executive terminates employment for good reason, Executive would be entitled to receive (i) his base salary for two years from the date of termination, (ii) an amount equal to two times his target annual bonus, paid in two annual installments, (iii) any earned and accrued but unpaid base salary up to the date of termination, (iv) his pro-rata annual bonus for the year in which the termination occurs, (v) any unpaid annual bonus with respect to any completed fiscal year and (vi) his vested employee benefits.  Executive would not be entitled to any unearned salary, bonus or other benefits if the Company were to terminate him for cause or if Executive were to terminate employment voluntarily without good reason.  With respect to Mr. Grunau, if the Company should terminate Executive without cause, he would be entitled to receive an amount equal to two times his annual base salary, payable in equal installments over a 24-month period.  With respect to Ms. Fike, if the Company should terminate Executive without cause, she would be entitled to receive an amount equal to her annual base salary, payable in equal installments over a 12-month period.

With respect to Messrs. Becker and Lydon, pursuant to his Employment Agreement, if the Company should terminate Executive without cause or if Executive terminates employment for good reason during the two-year period immediately following a “change in control,” as defined in the Employment Agreements, then in lieu of any amounts otherwise payable, Executive would be entitled to receive (i) all earned and accrued but unpaid base salary and annual bonus amounts up to the date of termination, (ii) an amount equal to two times his base salary, (iii) an amount equal to two times his target annual bonus, (iv) continued insurance coverage for eighteen months following the date of termination, (v) full and immediate vesting of all outstanding long-term incentive awards, (vi) reasonable legal fees and related expenses as a result of the termination and (vii) outplacement counseling.

Upon a change in control, each Executive will be entitled to the benefit resulting from the acceleration of his unvested restricted stock units upon a change in control as provided in his or her restricted stock unit agreement, whether or not his employment is terminated.

With respect to Messrs. Becker and Lydon, pursuant to his Employment Agreement, if employment should terminate as a result of the death or disability of the Executive, the Executive, or his estate, would be entitled to receive (i) all previously earned and accrued but unpaid base salary up to the date of termination and (ii) his pro-rata annual bonus for the year in which termination occurs.  The Company’s obligation under the Employment Agreements with Executives terminates on the last day of the month in which Executive’s death occurs or on the date of termination of employment on account of Executive’s disability.

Mr. Chepey’s employment with the Company terminated in February 2021.  In connection with his termination, the Company entered into an Executive Severance Agreement with Mr. Chepey pursuant to which Mr. Chepey will be entitled to (1) a severance payment equal to $300,000, less applicable withholdings and deductions, payable over a twelve-month period, (2) payment of his 2020 annual cash incentive in the amount of $200,250 and (3) payment of COBRA premiums for continued coverage under APi Group’s health plans for twelve months. In consideration for such benefits, Mr. Chepey has agreed to various restrictive covenants, including non-solicitation of employees or other business partners for two years post-termination and confidentiality and non-disparagement covenants as well as a release of claims in favor of APi Group.  As a result of his termination, the 13,006 restricted stock units that had not vested as of the effective date of termination were forfeited as per the terms of the award.

Mr. Polovitz is not entitled to any severance or related benefits upon termination.  Upon a change in control, Mr. Polovitz would be entitled to receive the benefit resulting from the acceleration of his unvested restricted stock units as provided in his restricted stock unit agreements.

The following table shows the estimated benefits payable to each Executive in the event of termination of employment and/or change in control of the Company.  The amounts shown assume that a termination of employment or a change in control occurs on December 31, 2020. The amounts do not include payments or benefits provided under insurance or other plans that are generally available to all full-time employees.

Name	Termination without Cause or for Good Reason not in connection with a Change in Control ($)	Death or Disability ($)	Termination without Cause or for Good Reason in connection with a Change in Control ($)	Change in Control ($)
Russell A. Becker
Cash Severance (1)	5,000,000	1,250,000	5,000,000	—
Intrinsic Value of Equity (2)	—	—	5,928,988	5,022,500
Insurance Benefits (3)	—	—	72,499	—
Total	5,000,000	1,250,000	10,087,965	5,022,500
Thomas A. Lydon
Cash Severance (1)	3,300,000	825,000	3,300,000	—
Intrinsic Value of Equity (2)	—	—	1,815,000	1,537,500
Insurance Benefits (3)	—	—	64,080	—
Total	3,300,000	825,000	4,897,411	1,537,500
Julius J. Chepey(4)
Intrinsic Value of Equity (2)				354,107
Andrea M. Fike
Cash Severance (1)	350,000	---	350,000	--
Intrinsic Value of Equity (2)	--	---	295,119	442,679
Total	350,000	---	645,119	442,679
Paul W. Grunau
Cash Severance (1)	680,000	—	680,000	—
Intrinsic Value of Equity (2)	—	—	590,238	499,995
Total	680,000	—	1,179,995	499,995
Mark T. Polovitz
Intrinsic Value of Equity (2)				442,679

(1)

For Messrs. Becker and Lydon, cash severance includes: (i) base salary for two years and (ii) two times target annual bonus amount.  For Ms. Fike, cash severance includes twelve months of annual base salary.  For Mr. Grunau, cash severance includes two times annual base salary.

(2)

Represents the value of the acceleration of vesting of Executive’s restricted stock unit awards in the event of death or disability or termination without cause or for good reason during the two-year period immediately following a change in control.  The value is calculated by multiplying the closing price of a share of Common Stock on December 31, 2020, or $18.15 per share, by the number of restricted stock units.

(3)	Amount includes the cost of continuing health, dental, life and certain disability insurance plans for eighteen months.
(4)	Mr. Chepey’s employment with the Company terminated in February 2021. A description of his Executive Severance Agreement is set forth above.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median annual total compensation of our employees and the annual total compensation of our CEO, Mr. Becker. In 2019, to identify our median employee and calculate such employee’s annual total compensation, we used the following methodology:

•

Determination date. We selected December 31, 2019, the last day of our fiscal year, as the determination date for identifying the median employee. As of December 31, 2019, our employee population consisted of approximately 14,678 individuals working at the Company and its subsidiaries, of which approximately 13,444 are based in the United States and approximately 1,234 are based outside of the United States.

•

Employee Population. In determining the identity of the median employee, we excluded 59 employees based in the United Kingdom, who represented less than 5% of our employee population.  As a result, the Company’s employee population used for determining the median employee was approximately 14,619 individuals, including 13,444 employees based in the United States and approximately 1,175 employees based outside of the United States.

•

Consistently applied compensation measure. To identify the median employee, we used the gross pay of all of our employees, excluding our CEO, our U.K.-based employees, and independent contractors and consultants who were not paid directly by the Company.  We did not make any cost-of-living or other adjustments in identifying the median employee and we did not annualize the pay of any employees who were not employed for the full year.

Based on this methodology, we identified the median employee. As of December 31, 2020, this employee was employed in the same capacity.  As part of our efforts to contain costs during the pandemic, our median employee had a 20% reduction in wage for a four month period, after which the employee’s pre-pandemic wage rate was restored.  This, combined with fewer hours worked in 2020 at both regular and overtime rates, resulted in a year-over-year decline in the median employee’s annual total compensation. We believe there were no significant changes in our employee population and, accordingly, we reasonably believe that there have been no changes that would significantly affect our pay ratio disclosure. Therefore, to determine our pay ratio for 2020, we used the same median employee identified in 2019.

We then calculated the 2020 total annual compensation of such median employee in accordance with the requirements of the executive compensation rules for the Summary Compensation Table (Item 402(c)(2)(x) of Regulation S-K).  Under this calculation, the median employee’s annual total compensation was $59,372.

Utilizing the same executive compensation rules, and consistent with the amount reported in the “Total” Column of our Summary Compensation Table for 2020 above for our CEO, the annual total compensation of our CEO was $1,742,994. The resulting ratio of the annual total compensation of our CEO to the annual total compensation of the median employee was 29 to 1.  This ratio represents a reasonable estimate calculated in a manner consistent with SEC rules based on the methodology described above.

We understand that the CEO pay ratio disclosure is intended to provide greater transparency to annual CEO pay and how it compares to the pay of the median employee.  As reported in the bonus column of the Summary Compensation Table for 2019, Mr. Becker received a $2,500,000 one-time transaction bonus in 2019 connection with the closing of the APi Acquisition and a $3,756,461 bonus in 2019 relating to a bonus arrangement with APi Group, Inc. that was terminated upon the closing of the APi Acquisition.  We attribute the substantial decrease in the CEO pay ratio in 2020 as compared to 2019 to the inclusion of these payments in Mr. Becker’s annual total compensation for 2019, combined with the fact that no equity award was made to Mr. Becker during 2020 and further combined with the reduction in Mr. Becker’s base salary during 2020, as discussed in the Compensation Discussion and Analysis section. During 2021, we anticipate the year-over-year comparison of the CEO pay ratio will reflect more normalized compensation for Mr. Becker as well as the one-time stock award granted in 2021, as also discussed in the Compensation Discussion and Analysis section.

The SEC rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices.  As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices, and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

This information is being provided in response to SEC disclosure requirements.  Neither the Compensation Committee nor management of the Company uses the pay ratio measure in making any compensation decisions.

Compensation Committee Interlocks and Insider Participation.  None of the members of the Compensation Committee who presently serve or, in the past year, have served on the Compensation Committee has interlocking relationships as defined by the SEC or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions.

The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the disclosure set forth above under the heading “Compensation Discussion and Analysis” with management and, based on such review and discussions, it has recommended to the Board that the “Compensation Discussion and Analysis” be included in this the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The Compensation Committee

Thomas V. Milroy, Chair

Anthony E. Malkin

Carrie A. Wheeler

The information contained above under the caption “Compensation Committee Report” will not be considered “soliciting material” or to be “filed” with the SEC, nor will that information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into a filing.

Director Compensation

Our non-employee compensation policy, applicable to all non-employee director compensation, provides for the following compensation for our non-employee directors:

•	Annual Retainer. Each non-employee director is entitled to an annual cash fee of $75,000, payable quarterly.
•	Committee Fees. Members of any of our Committees are entitled to an additional annual cash fee of $5,000. Each of the chairs of our Committees is entitled to an additional $10,000 annual cash fee.
•

Annual Equity Award.  Each non-employee director will be granted annually a number of restricted stock units equal to $100,000 at the date of issue.  The restricted stock units will vest and settle into shares of Common Stock on the earlier of the one-year anniversary of the date of issuance and the date of the following year’s annual meeting of stockholders.

In addition, all of our directors are entitled to be reimbursed by the Company for reasonable expenses incurred by them in the course of their directors’ duties relating to the Company.

Lord Myners and Messrs. Ashken, Milroy, Malkin and Walker and Ms. Wheeler will be paid compensation for their respective services on our Board.  Sir Martin will not receive any additional compensation for services as a director in light of his affiliation with Mariposa Capital, LLC, which provides advisory services to the Company in exchange for a fee.  In addition, Mr. Becker, who serves as our CEO, is not entitled to receive any additional compensation for his services as a director.  Mr. Lillie has elected to waive all compensation for service as a director.

The table below sets forth the non-employee director compensation for the year ended December 31, 2020. Mr. Becker, our CEO, is omitted from the table as he does not receive any additional compensation for his services as a director.  For more information on Mr. Becker’s compensation, see “Executive Compensation”.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Total ($)
Sir Martin E. Franklin	—	—	—
James E. Lillie	—	—	—
Ian G.H. Ashken	90,000	100,000	190,000
Anthony E. Malkin	80,000	100,000	180,000
Thomas V. Milroy	90,000	100,000	190,000
Lord Paul Myners	85,000	100,000	185,000
Cyrus D. Walker	80,000	100,000	180,000
Carrie A. Wheeler	85,000	100,000	185,000

______________

(1)Represents the aggregate grant date fair values of restricted stock units granted during 2020, computed in accordance with FASB ASC Topic 718.  For a discussion of valuation assumptions used in calculating the amounts for 2020, see Note 18 to our historical consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K for the year ended December 31, 2020.

(2)The following table sets forth the aggregate number of restricted shares of our Common Stock and unexercised stock options to purchase our Common Stock outstanding at December 31, 2020 for each of our non-employee directors:

Name	Aggregate Number of Restricted Stock Units Outstanding at December 31, 2020	Aggregate Number of Unexercised Stock Options Outstanding at December 31, 2020
Sir Martin E. Franklin	—	—
James E. Lillie	—	—
Ian G.H. Ashken	6,920	—
Anthony E. Malkin	6,920	—
Thomas V. Milroy	6,920	37,500
Lord Paul Myners	6,920	50,000
Cyrus D. Walker	6,920	—
Carrie A. Wheeler	6,920	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding (i) all stockholders known by the Company to be the beneficial owners of more than 5% of the Company’s issued and outstanding Common Stock and (ii) each director, each named executive officer and all directors and executive officers as a group, together with the approximate percentages of issued and outstanding Common Stock owned by each of them.  Percentages are calculated based upon shares issued and outstanding plus shares which the holder has the right to acquire under share options, warrants or Series A Preferred Stock exercisable for or convertible into Common Stock within 60 days.  Unless otherwise indicated, amounts are as of March 12, 2021 and each of the stockholders has sole voting and investment power with respect to the Common Stock beneficially owned, subject to community property laws where applicable.  As of March 12, 2021, we had 200,652,118 shares of Common Stock issued and outstanding.

Unless otherwise indicated, the address of each person named in the table below is c/o APi Group, Inc., 1100 Old Highway 8 NW, New Brighton, MN 55112.

	Shares Beneficially Owned
Beneficial Owner	Number	%
More than 5% Stockholders:
Entities managed by Viking Global Investors LP	33,333,333(1)	16.6%
Sir Martin E. Franklin	22,333,294(2)	11.1%
The Vanguard Group	11,807,477(3)	5.9%
BlackRock, Inc.	9,776,369(4)	4.9%

Named Executive Officers and Directors:
Sir Martin E. Franklin	22,333,294(2)	11.1%
James E. Lillie	4,245,999(5)	2.1%
Ian G.H. Ashken	4,255,999(6)	2.1%
Russell A. Becker	2,793,323(7)	1.4%
Julius J. Chepey	25,105(8)	*
Andrea M. Fike	8,130	*
Paul W. Grunau	542,423(9)	*
Thomas A. Lydon	107,329(10)	*
Thomas V. Milroy	57,500(11)	*
Anthony E. Malkin	10,000	*
Lord Paul Myners	73,333(12)	*
Mark T. Polovitz	8130(13)	*
Cyrus D. Walker	10,000	*
Carrie A. Wheeler	10,000	*
All Executive Officers, Directors and Covered Persons as a group (14 persons):	25,978,606(14)	12.9%

_________________

*	Represents beneficial ownership of less than one percent (1%) of our outstanding Common Stock.
(1)

Based on a Form 3 filed by Viking Global Investors LP and Viking Global Opportunities Illiquid Investments Sub-Master LP as of April 28, 2020. According to the Form 3, the reported securities are held by Viking Global Opportunities Illiquid Investments Sub-Master LP, which has the power to dispose of and vote the shares directly owned by it, which power may be exercised by its general partner, Viking Global Opportunities Portfolio GP LLC (“Viking Opportunities GP”), and Viking Global Investors LP (“VGI”), which provides managerial services to Viking Global Opportunities Liquid Portfolio Sub-Master LP.  O. Andreas Halvorsen, David C. Ott and Rose Shabet, as Executive Committee members of Viking Global Partners LLC (the general partner of VGI) and Viking Opportunities GP have shared power to direct the voting and disposition of investments beneficially owned by VGI and Viking Opportunities GP.  The address for each of the above entities is c/o Viking Global Investors LP, 55 Railroad Avenue, Greenwich, CT 06830.

(2)

This amount consists of (i) 9,247,551 shares of Common Stock held by MEF Holdings, LLLP; (ii) 4,000,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Mariposa Acquisition IV, LLC which are convertible at any time at the option of the holder into Common Stock on a one-for-one basis; (iii) 3,120,999 shares of Common Stock held by JTOO(as defined below), which Sir Martin has the sole power to vote pursuant to an Irrevocable Proxy Agreement, dated January 5, 2021, between himself and each of Ian G. H. Ashken, James E. Lillie and Robert A. E. Franklin, pursuant to which each of them granted Sir Martin an irrevocable proxy to vote , for so long as Sir Martin serves as a director of the Company, all shares of Common Stock owned, directly or indirectly, by each of them (the “2021 Proxy Agreement”); (iv) 1,125,000 shares of Common Stock held by James E. Lillie, which Sir Martin has the sole power to vote pursuant to the 2021 Proxy Agreement; (v) 4,245,999 shares of Common Stock held by IGHA (as defined below), which Sir Martin has the sole power to vote pursuant to the 2021 Proxy Agreement; (vi) 10,000 shares of Common Stock held by Ian G. H. Ashken, which Sir Martin has the sole power to vote pursuant to the 2021 Proxy Agreement; (vii) 583,745 shares of Common Stock held by Robert A. E. Franklin, which Sir Martin has the sole power to vote pursuant to the 2021 Proxy Agreement.  MEF Holdings, LLLP, the general partner of which is wholly-owned by the Martin E. Franklin Revocable Trust of which Sir Martin is the sole settlor and trustee, holds a limited liability company interest in Mariposa Acquisition IV, LLC and, as a result, Sir Martin may be deemed to have a pecuniary interest in 1,728,400 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Mariposa Acquisition IV, LLC.

(3)

Based on a Schedule 13G filed with the SEC on February 10, 2021. As of December 31, 2020, the Vanguard Group, Inc. has shared voting power over 128,862 shares of Common Stock; sole dispositive power over 11,586,137 shares of Common Stock and shared dispositive power over 221,340 shares of Common Stock. The address of the principal business office of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355.

(4)

Based on a Schedule 13G filed with the SEC on February 2, 2021. As of December 31, 2020, BlackRock, Inc. has sole voting power over 9,556,889 shares of Common Stock and sole dispositive power over 9,776,369 shares of Common Stock. The address of the principal business office of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(5)

This amount consists of (i) 3,120,999 shares of Common Stock held directly by JTOO and (ii) 1,125,000 shares of Common Stock held directly by Mr. Lillie (each of which are subject to the 2021 Proxy Agreement but over which Mr. Lillie retains direct or indirect investment power).  In addition, JTOO LLC (“JTOO”), which is owned by the Lillie 2015 Dynasty Trust of which Mr. Lillie is the grantor, holds a limited liability company interest in Mariposa Acquisition IV, LLC and, as a result, Mr. Lillie may be deemed to have a pecuniary interest in 768,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Mariposa Acquisition IV, LLC.

(6)

This amount consists of (i) 4,245,999 shares of Common Stock held by IGHA and (ii) 10,000 shares of Common Stock held directly by Mr. Ashken (each of which are subject to the 2021 Proxy Agreement but over which Mr. Ashken has retained direct or indirect investment power).  In addition, IGHA Holdings, LLLP (“IGHA”), the general partner of which is wholly-owned by The Ian G.H. Ashken Living Trust of which Mr. Ashken is the sole settlor and trustee, holds a limited liability company interest in Mariposa Acquisition IV, LLC and, as a result, Mr. Ashken may be deemed to have a pecuniary interest in 768,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock held by Mariposa Acquisition IV, LLC.

(7)

This amount includes (i) 768,200 shares of Common Stock held directly; (ii) 572,993 shares of Common Stock held by The Russell A. Becker 2016 Family Trust, of which Mr. Becker’s spouse is the trustee and over which she has sole voting and investment power; (iii) 605,000 shares of Common Stock held by The Patricia L. Becker Legacy Trust, of which Mr. Becker is the trustee and over which he has sole voting and investment power; (iv) 505,000 shares of Common Stock held by The Russell A. Becker GST Trust, of which Mr. Becker’s spouse is the trustee and over which she has sole voting and investment power; (v) 2,100 shares of Common Stock held by Mr. Becker’s children, whose principal residence is the same as Mr. Becker’s and (vi) 150,064 shares of Common Stock held in an Individual Retirement Account for the benefit of Mr. Becker.  This amount does not include any pro rata ownership interest Mr. Becker may have in the any of the shares of Common Stock held in an indemnification escrow account in connection with the APi Acquisition (the “ESOP Escrow Shares”), of which shares the Company has the power to direct the vote, to the extent any remain following the termination of the indemnification escrow.

(8)

This amount includes (i) 14,169 shares of Common Stock held directly and (ii) 10,936 shares of Common Stock held in an Individual Retirement Account for the benefit of Mr. Chepey.  This amount does not include any pro rata ownership interest Mr. Chepey may have in the ESOP Escrow Shares to the extent any remain following the termination of the indemnification escrow.

(9)

This amount includes (i) 521,338 shares of Common Stock held directly and (ii) 12,014 shares of Common Stock held in an Individual Retirement Account for the benefit of Mr. Grunau.  This amount does not include any pro rata ownership interest Mr. Grunau may have in the ESOP Escrow Shares to the extent any remain following the termination of the indemnification escrow.

(10)

This amount includes (i) 94,165 shares of Common Stock held directly and (ii) 3,390 shares of Common Stock held in an Individual Retirement Account for the benefit of Mr. Lydon.  This amount does not include any pro rata ownership interest Mr. Lydon may have in the ESOP Escrow Shares to the extent any remain following the termination of the indemnification escrow.

(11)

This amount includes (i) 10,000 shares of Common Stock and (ii) 37,500 shares of Common Stock underlying options to purchase Common Stock, pursuant to an Option Deed, which are exercisable at any time until October 1, 2024 at the option of the holder.

(12)

This amount includes (i) 13,333 shares of Common Stock and (ii) 50,000 shares of Common Stock underlying options to purchase Common Stock, pursuant to an Option Deed, which are exercisable at any time until October 1, 2024 at the option of the holder.

(13)

This amount includes 8,130 shares of Common Stock held directly and does not include any pro rata ownership interest Mr. Polovitz may have in the ESOP Escrow Shares to the extent any remain following the termination of the indemnification escrow.

(14)

This amount includes an aggregate of 4,000,000 shares of Common Stock issuable upon conversion of Series A Preferred Stock and 87,500 shares of Common Stock issuable upon exercise of options to purchase Common Stock that are convertible or exercisable within 60 days after March 12, 2021.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance as of December 31, 2020.

(1)

Included in the total number of securities in column (a) is 1,108,562 restricted stock units, which have no exercise price. The weighted average exercise price of outstanding options, warrants and rights (excluding restricted stock units) is $11.50.

(2)	Represents stock options previously issued in connection with its initial public offering to the Company’s then non-founder directors.

Descriptions of our equity compensation plans can be found in Note 18 to our historical consolidated financial statements for the year ended December 31, 2020 included in this Annual Report on Form 10-K. See the sections of this Annual Report under Item 11 titled “Executive Compensation - Outstanding Equity Awards at 2020 Year End” and “Director Compensation” for a description of the terms of the equity awards. See the section of this Annual Report under this Item 12 titled “Security Ownership” for information regarding the number of equity awards held by our directors and executive officers.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Upon the listing of our Common Stock on the NYSE, the composition of the Board and its Committees became subject to the independence requirements set forth under the NYSE corporate governance listing standards as well as the Governance Guidelines which have been adopted by the Board.  Under the NYSE governance standards, a director qualifies as independent if the Board affirmatively determines that the director has no material relationship with us.  While the focus of the inquiry is independence from management, the Board is required to broadly consider all relevant facts and circumstances in making an independence determination.  In making each of these independence determinations, the Board has considered all of the information provided by each director in response to detailed inquiries concerning his or her independence and any direct or indirect business, family, employment, transactional or other relationship or affiliation of such director with us.  Specifically, Mr. Malkin currently serves as an executive officer of a company that has in the past procured services from one or more Company subsidiaries.  We reviewed these commercial relationships and found that all transactions between us and the relevant companies were made in the ordinary course of business and negotiated at arms’ length.  Furthermore, these commercial relationships were below the threshold set forth in the NYSE governance standards (i.e., two percent of such other company’s consolidated gross revenues for such year or $1 million, whichever is greater).  As a result, our Board determined that these commercial relationships did not impair Mr. Malkin’s independence.

Based on information provided by each director concerning his or her background, employment, and affiliations, and after considering the transactions described above, the Board has affirmatively determined that each of Lord Myners, Messrs. Ashken, Lillie, Milroy, Malkin and Walker and Ms. Wheeler are “independent” as that term is defined under the applicable rules and regulations of the SEC and the NYSE governance standards.  Because Sir Martin owns the entity which receives advisory fees from us, he is not independent under NYSE governance standards.  As CEO of the Company, Mr. Becker is also not independent.

Certain Relationships and Related Transactions

Since January 1, 2020, we did not enter into any related party transactions other than as set forth below.

Advisory Services Agreement

On October 1, 2019, we entered into an Advisory Services Agreement with Mariposa Capital, LLC, an affiliate of Sir Martin.  Under this agreement, Mariposa Capital, LLC agreed to provide certain services, including corporate development and advisory services, advisory services with respect to mergers and acquisitions, investor relations services, strategic planning advisory services, capital expenditure allocation advisory services, strategic treasury advisory services and such other services relating to the Company as may from time to time be mutually agreed.  In connection with these services, Mariposa Capital, LLC is entitled to receive an annual fee equal to $4,000,000, payable in quarterly installments.  The initial term of this agreement was through October 1, 2020 and has been and will in the future be automatically renewed for successive one-year terms unless either party notifies the other party in writing of its intention not to renew this agreement no later than 90 days prior to the expiration of the term.  This agreement may only be terminated by the Company upon a vote of a majority of our directors.  In the event that this agreement is terminated by the Company, the effective date of the termination will be six months following the expiration of the initial term or a renewal term, as the case may be.

Registration Rights

The Company has agreed to provide Sir Martin, Mr. Lillie, Mr. Ashken and the Mariposa Acquisition IV, LLC with certain registration rights that require the Company to provide them with such information and assistance following the APi Acquisition, subject to the restrictions described in the paragraph above and customary exceptions, as they may reasonably request to enable it to effect a disposition of all or part of their Common Stock or warrants, including, without limitation, the preparation, qualification and approval of a prospectus in respect of such Common Stock or warrants.

In connection with an early warrant exercise financing (the “Warrant Financing”), each of Mariposa Acquisition IV, LLC and certain entities managed by Viking Global Investors LP (the “Viking Opportunities Fund”) that beneficially owned more than 5% of the Company’s issued and outstanding Common Stock, irrevocably committed to exercise their respective APi Group Corporation warrants.  In exchange for such commitment, the Company agreed, among other things, that when requested by written notice (delivered not earlier than three months following the APi Acquisition), the Company would use commercially reasonable efforts to promptly enter into a customary registration rights agreement with such entity, which agreement would provide for customary registration rights (subject to customary exceptions) with respect to the Common Stock, or any other equity interests later acquired by such entity in exchange for the Common Stock in connection with a recapitalization, redomiciliation or similar transaction.

Pursuant to the foregoing agreement, on March 24, 2020, we entered into a registration rights agreement with Viking Global Opportunities Liquid Portfolio Sub-Master LP (“Viking”), the beneficial owner of approximately 19.7% of our outstanding shares of Common Stock. Those shares were acquired by Viking in our initial public offering and the Warrant Financing. Pursuant to the registration rights agreement, we agreed that, subject to certain terms and conditions, (i) on or promptly after the one year anniversary of our becoming subject to the SEC reporting company requirements, we will file with the SEC a registration statement registering the resale of the Common Stock held by the Viking Opportunities Fund and use our commercially reasonable efforts to have such registration statement declared effective as promptly as practicable after its filing (but no later than 60 days after filing) and (ii) if we propose to register any of our Common Stock under the Securities Act of 1933, as amended (the “Securities Act”) in connection with the public offering of such securities solely for cash (other than in certain excluded registrations), we will register all of the shares that the Viking Opportunities Fund requests to be included in such registration (subject to customary cutbacks if the underwriters determine that less than all of the shares requested to be registered can be included in such offering).

In addition, we agreed, among other things to, (i) make and keep available adequate current public information (as those terms are understood and defined in Rule 144); (ii) use commercially reasonable efforts to file with the SEC in a timely manner all reports and other documents required of us under the Securities Act and the Exchange Act (at any time after we have become subject to such reporting requirements); (iii) furnish certain information as may be requested by Viking as to our compliance with the reporting requirements of Rule 144 under the Securities Act and (iv) cooperate with Viking’s reasonable requests to facilitate any proposed sale of shares in accordance with the provisions of Rule 144 under the Securities Act, including, without limitation, by providing opinions of counsel, to the extent required.

The registration rights agreement contains customary indemnities. Our obligations under the registration rights agreement will terminate on the earlier of (a) such time as all of the shares that may be registered under the agreement have been sold and (b) such time as all of such shares may be sold, transferred or otherwise disposed of in a single transaction without limitation under Rule 144.

During 2020, we, through certain of our subsidiaries, provided fire safety and dust mitigation services to Royal Oak Enterprises, LLC (“ROE”), a manufacturer and distributor of charcoal, fire logs and related products, in the ordinary course of business and on arm’s length terms.  As consideration for our services, we received aggregate revenue of approximately $335,267 from ROE.   Our Co-Chair, Sir Martin E. Franklin, is the chairman and controlling shareholder of ROE.

Policy Concerning Related Party Transactions

The Board of Directors has determined that the Audit Committee is best suited to review and approve or ratify transactions with related persons, in accordance with the policy set forth in the Audit Committee Charter.  Such review will apply to any material transaction or series of related transactions or any material amendment to any such transaction involving a related person and the Company or any subsidiary of the Company.  For purposes of the policy, “related persons” will consist of executive officers, directors, director nominees, any stockholder beneficially owning more than 5% of the issued and outstanding common stock, and immediate family members of any such persons.  In reviewing related person transactions, the Audit Committee will take into account all factors that it deems appropriate, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.  No member of the Audit Committee will be permitted to participate in any review, consideration or approval of any related person transaction in which the director or any of his or her immediate family members is the related person.

Item 14. Principal Accounting Fees and Services.

Fees Billed to the Company by its Independent Registered Public Accounting Firms

The following table presents fees billed for audit and other services rendered by KPMG and PricewaterhouseCoopers LLP (United Kingdom) (“PWC”) in 2020 and 2019:

Services Provided	2020 (KPMG) ($)	2019 (KPMG) ($)	2019 (PWC) ($)
Audit Fees (1)	6,002,800	11,400,000	—
Audit-Related Fees(2)	—	2,018,603	2,508,184
Tax Fees (3)	3,404,367	1,544,919	—
All Other Fees	—	—	—
Total	9,407,167	14,963,522	2,508,184

____________________

(1)

Audit fees for 2020 were for professional services rendered in connection with the audit of our consolidated financial statements, including quarterly reviews and a consent related to a Form S-8 filing in connection with the registration of securities related to our profit sharing plan. Audit fees for 2019 were for professional services associated with the filing of our Registration Statement on Form S-4 in connection with our domestication and registration in the U.S., including the audit of the financial statements included in our Registration Statement on Form S-4.  With respect to PWC, the audit fees were paid for by us prior to the APi Acquisition in connection with the audit of our financial statements.

(2)

With respect to KPMG, the 2019 audit-related fees were for professional services associated with the Company’s transition to public company GAAP, including the adoption of ASC 606 and ASC 842, and other related public company readiness services. With respect to PWC, audit-related fees were for professional services provided in connection with acquisition related activities and the transition to KPMG as our independent registered public accounting firm.

(3)	Tax fees for 2020 and 2019 were for professional services associated with tax compliance and tax advice.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services

The Audit Committee requires that it preapprove all auditing services and permitted non-audit services to be performed by its independent auditor, subject to the de minimis exceptions for non‑audit services described in Section 10A(i)(1)(B) of the Exchange Act, which are approved by the Audit Committee prior to the completion of the audit.  Either the Chair of the Audit Committee acting alone or the other two members acting jointly may grant preapprovals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant preapprovals shall be presented to the full Audit Committee or the Board of Directors at its next scheduled meeting.

Consistent with these policies and procedures, the Audit Committee has approved all of the services rendered by KPMG during fiscal year 2020, as described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following financial statements, schedules and exhibits are filed as part of this Form 10-K:

(a) 1. Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 50 through 94.

2. Financial Statement Schedules – Schedule II - Valuation and Qualifying Accounts.

3. Exhibits including those incorporated by reference – The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-K.

Exhibit Index

Exhibit Number	Description (File No. 001-39275)

2.1#

Business Combination Agreement, dated as of September  2, 2019, by and among J2 Acquisition Limited, APi Group, Inc., the shareholders listed on the signature pages thereto, Lee R. Anderson, Sr. and Shareholder Representative Services LLC, as shareholder representative (incorporated by reference to Exhibit 2.1 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

2.2

Amendment Number One to Business Combination Agreement, dated as of October  1, 2019, by and among J2 Acquisition Limited, APi Group, Inc., the shareholders listed on the signature pages thereto, Lee R. Anderson, Sr. and Shareholder Representative Services LLC, as shareholder representative (incorporated by reference to Exhibit 2.2 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

3.1	Certificate of Incorporation of APi Group Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

3.2

Bylaws of APi Group Corporation Certificate of Incorporation of APi Group Corporation (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

4.1*	Description of Capital Stock.

4.2

Amended and Restated Warrant Instrument (form of Warrant contained in Schedule 1 thereto) (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

10.1†

Executive Employment Agreement, dated as of September 2, 2019, by and among APi Group, Inc., J2 Acquisition Limited and Russell Becker (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

10.2†

Executive Employment Agreement, dated as of September 2, 2019, by and among APi Group, Inc., J2 Acquisition Limited and Thomas Lydon (incorporated by reference to Exhibit 10.2 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

10.3†

Offer of Employment, dated as of September 2, 2019, by and among APi Group, Inc., J2 Acquisition Limited and Paul Grunau (incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

10.4†	APi Group Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8 effective June 3, 2020 (File No. 333-238891)).

10.5†

Form of Restricted Stock Unit Agreement (Non-Employee Directors) – APi Group Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

10.6†

Form of Restricted Stock Unit Agreement (Employees) – APi Group Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

10.7†

Form of Amended and Restated Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

10.8

Credit Agreement, dated as of October 1, 2019, by and among APi Group DE, Inc., as borrower, J2 Acquisition Limited, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.8 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

10.9

Pledge and Security Agreement, dated as of October  1, 2019, by and among APi Group DE, Inc., as borrower, J2 Acquisition Limited, the grantors from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

10.10

Advisory Services Agreement, dated October 1, 2019, by and between APi Group Corporation and Mariposa Capital, LLC (incorporated by reference to Exhibit 10.10 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

10.12	Form of Option Deeds (incorporated by reference to Exhibit 10.12 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

10.13

Registration Rights Agreement, dated March 24, 2020, by and between APi Group Corporation and Viking Global Opportunities Liquid Portfolio Sub-Master LP (incorporated by reference to Exhibit 10.13 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

10.14

Amendment No. 1 to Credit Agreement, dated as of October 22, 2020, by and among APi Group DE, Inc., as borrower, APi Group Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.14 to the registrant’s Quarterly Report on Form 10-Q filed on November 12, 2020).

10.15

Executive Severance Agreement, dated February 16, 2021, by and between APi Group, Inc. and Julius Chepey (incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed on February 19, 2021).

10.16†	APi Group Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8 effective June 3, 2020 (File No. 333-238890)).

10.17†*	Offer of Employment between APi Group Corporation and Andrea Fike.

21.1*	List of subsidiaries of the registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification by Russell Becker, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Thomas Lydon, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certifications by Russell Becker, Chief Executive Officer, and Thomas Lydon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.
#

The schedules to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a copy of any schedule omitted from the agreements to the SEC upon request.

Item 16. Form 10-K Summary

Not applicable

APi Group Corporation

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at beginning of period	Credit loss expense	Write-offs	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2020	$—	$4	$(2)	$2
Year ended December 31, 2019	$—	$—	$—	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APi Group Corporation

Date: March 24, 2021	By:	/s/ Russell A. Becker
Russell A. Becker
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                        Title                                                                                                                          Date

/s/ Russell A. Becker                        President and Chief Executive Officer (principal executive officer)         March 24, 2021

Russell A. Becker

/s/ Thomas A. Lydon                        Chief Financial Officer (principal financial and accounting officer)    March 24, 2021
Thomas A. Lydon

/s/ Sir Martin E. Franklin                 Co-Chairman of the Board                                                                                      March 24, 2021

Sir Martin E. Franklin

/s/ James E. Lillie                             Co-Chairman of the Board                                                                                     March 24, 2021

James E. Lillie

/s/ Ian G.H. Ashken                          Director                                                                                                                   March 24, 2021

Ian G. H. Ashken

/s/ Lord Paul Myners                        Director                                                                                                                   March 24, 2021

Lord Paul Myners

/s/ Thomas V. Milroy                       Director                                                                                                                   March 24, 2021

Thomas V. Milroy

/s/ Anthony E. Malkin                      Director                                                                                                                   March 24, 2021

Anthony E. Malkin

/s/ Cyrus D. Walker                          Director                                                                                                                   March 24, 2021

Cyrus D. Walker

/s/ Carrie A. Wheeler                        Director                                                                                                                   March 24, 2021

Carrie A. Wheeler