Form 10-Q
period 2021-03-31
APi Group Corp
filed 2021-05-12
CIK 1796209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 201,282,227 shares of Common Stock as of May 5, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APi Group Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$745	$515
Accounts receivable, net of allowances of $4 and $4 at March 31, 2021 and December 31, 2020, respectively	595	639
Inventories	66	64
Contract assets	152	142
Prepaid expenses and other current assets	75	77
Total current assets	1,633	1,437

Property and equipment, net	353	355
Operating lease right of use assets	106	107
Goodwill	1,077	1,082
Intangible assets, net	931	965
Deferred tax assets	89	89
Other assets	29	30
Total assets	$4,218	$4,065
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$18	$18
Accounts payable	167	150
Contingent consideration and compensation liabilities	34	41
Accrued salaries and wages	124	182
Deferred consideration	69	67
Other accrued liabilities	103	133
Contract liabilities	221	219
Operating and finance leases	45	31
Total current liabilities	781	841

Long-term debt, less current portion	1,394	1,397
Contingent consideration and compensation liabilities	25	22
Operating and finance leases	81	96
Deferred tax liabilities	43	45
Other noncurrent liabilities	103	106
Total liabilities	2,427	2,507
Shareholders’ equity:
Preferred Shares, $0.0001 par value, 7 authorized shares, 4 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common shares, $0.0001 par value, 500 authorized shares, 201 shares and 168 shares issued at March 31, 2021 and December 31, 2020, respectively (includes 12 shares declared for stock dividend at December 31, 2020)	—	—
Additional paid-in capital	2,102	1,856
Accumulated deficit	(292)	(284)
Accumulated other comprehensive income (loss)	(19)	(14)
Total shareholders’ equity	1,791	1,558
Total liabilities and shareholders’ equity	$4,218	$4,065

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net revenues	$803	$858
Cost of revenues	622	696
Gross profit	181	162
Selling, general, and administrative expenses	183	188
Impairment of goodwill and intangible assets	—	208
Operating loss	(2)	(234)
Interest expense, net	15	14
Investment income and other, net	(3)	(3)
Other expense, net	12	11
Loss before income taxes	(14)	(245)
Income tax benefit	(6)	(51)
Net loss	$(8)	$(194)
Net loss per common share:
Basic	$(0.04)	$(1.14)
Diluted	$(0.04)	$(1.14)
Weighted average shares outstanding:
Basic	192	170
Diluted	192	170

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)

	Three Months Ended March 31,
	2021	2020
Net loss	$(8)	$(194)
Other comprehensive loss:
Fair value change - derivatives, net of tax (expense) benefit ($0 and $9, respectively)	(1)	(27)
Foreign currency translation adjustment	(4)	(6)
Comprehensive loss	$(13)	$(227)

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In millions, except share amounts)

	Preferred Shares Issued and Outstanding		Common Shares Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2020	4,000,000	$—	168,052,024	$—	$1,856	$(284)	$(14)	$1,558
Net loss	—	—	—	—	—	(8)	—	(8)
Fair value change - derivatives	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	(4)
Preferred Share dividend	—	—	12,447,912	—	—	—	—	—
Warrants exercised	—	—	19,994,203	—	230	—	—	230
Profit sharing plan contributions	—	—	630,109	—	13	—	—	13
Share-based compensation and other, net	—	—	157,979	—	3	—	—	3
Balance, March 31, 2021	4,000,000	$—	201,282,227	$—	$2,102	$(292)	$(19)	$1,791

	Preferred Shares Issued and Outstanding		Common Shares Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2019	4,000,000	$—	169,902,260	$—	$1,885	$(131)	$3	$1,757
Net loss	—	—	—	—	—	(194)	—	(194)
Fair value change - derivatives	—	—	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	—	—	(6)	(6)
Share cancellations	—	—	(608,016)	—	(6)	—	—	(6)
Share-based compensation	—	—	—	—	1	—	—	1
Balance, March 31, 2020	4,000,000	$—	169,294,244	$—	$1,880	$(325)	$(30)	$1,525

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8)	$(194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	19	18
Amortization	31	52
Impairment of goodwill and intangible assets	—	208
Deferred taxes	—	(53)
Share-based compensation expense	3	1
Profit-sharing expense	3	3
Non-cash lease expense	8	7
Other, net	2	(2)
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	44	63
Contract assets	(11)	(7)
Inventories	(2)	(2)
Prepaid expenses and other current assets	5	9
Accounts payable	17	(4)
Accrued liabilities and income taxes payable	(71)	(59)
Contract liabilities	2	14
Other assets and liabilities	(10)	1
Net cash provided by operating activities	32	55
Cash flows from investing activities:
Acquisitions, net of cash acquired	(7)	(5)
Purchases of property and equipment	(18)	(11)
Proceeds from disposals of property, equipment, held for sale assets and businesses	2	1
Net cash used in investing activities	(23)	(15)
Cash flows from financing activities:
Net short-term debt	—	200
Proceeds from long-term borrowings	—	1
Payments on long-term borrowings	(6)	(6)
Proceeds from warrant exercises	230	—
Payments of acquisition-related consideration	—	(56)
Restricted shares tendered for taxes	(1)	—
Net cash provided by financing activities	223	139
Effect of foreign currency exchange rate change on cash and cash equivalents	1	1
Net increase in cash and cash equivalents	233	180
Cash, cash equivalents, and restricted cash beginning of period	515	256
Cash, cash equivalents, and restricted cash, end of period	$748	$436
Supplemental cash flow disclosures:
Cash paid for interest	$12	$13
Cash paid for income taxes, net of refunds	2	8

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

Note 2.     Basis of Presentation and Significant Accounting Policies

Principles of consolidation: The accompanying interim unaudited condensed consolidated financial statements (the “Interim Statements”) include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These Interim Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2020 was derived from audited financial statements for the year then ended, but does not include all of the information and footnotes required by U.S. GAAP with respect to annual financial statements. In the opinion of management, the Interim Statements include all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the dates and periods presented. It is recommended that these Interim Statements be read in conjunction with the Company’s audited annual consolidated financial statements and accompanying footnotes thereto for the year ended December 31, 2020. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Cash, Cash Equivalents and Restricted Cash: Cash and cash equivalents include cash on hand and highly liquid investments that have a maturity of three months or less when purchased. Restricted cash reflects collateral against certain bank guarantees. Restricted cash is reported as prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets.

Investments: The Company holds investments in joint ventures which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company’s share of earnings from the joint ventures was $1 and $2 during the three months ended March 31, 2021 and 2020, respectively. The earnings are recorded within investment income and other, net in the unaudited condensed consolidated statements of operations. The investment balances were $9 and $9 as of March 31, 2021 and December 31, 2020, respectively, and are recorded within other assets in the unaudited condensed consolidated balance sheets.

Note 3.Recent Accounting Pronouncements

See the recent accounting pronouncements discussion below for information pertaining to the effects of recently adopted and other recent accounting pronouncements as updated from the discussion in the Company’s 2020 audited consolidated financial statements included in Form 10-K filed on March 24, 2021.

Accounting Standards Issued and Adopted:

In January 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”) to clarify the interaction in accounting for equity securities under Topic 321, investments accounted for under the equity method of accounting in Topic 323, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. The Company adopted this ASU on January 1, 2021 and it did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax, and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. The Company adopted this ASU on January 1, 2021 and it had no impact on its consolidated financial statements.

Note 4.Business Combinations

The Company continually evaluates potential acquisitions that strategically fit within the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. Acquisitions are accounted for as business combinations using the acquisition method of accounting. As such, the Company makes a preliminary allocation of the purchase price to the tangible assets and identifiable intangible assets acquired and liabilities assumed. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Purchase price is allocated to acquired assets and liabilities assumed based upon their estimated fair values as determined based on estimates and assumptions deemed reasonable by the Company. The Company engages third-party valuation specialists to assist with preparation of critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Goodwill is attributable to the workforce of the acquired businesses, the complementary strategic fit and resulting synergies these businesses bring to existing operations, and the opportunities from the expanded platform in new markets expected to be achieved.

2021 Acquisitions

During 2021, the Company completed several immaterial acquisitions for consideration transferred of $7, primarily made up of cash paid at closing. The results of operations of these acquisitions are included in the Company’s unaudited condensed consolidated statement of operations from their respective dates of acquisition and were not material.

2020 Acquisitions

During 2020, the Company completed the acquisition of SK FireSafety (“SKG”) within the Safety Services segment and a number of other immaterial acquisitions for consideration transferred of $324, which includes a cash payment made at closing of $319, net of cash acquired, and $5 of deferred consideration that may be paid out in 1-2 years.

SKG is a European market-leading provider of commercial safety services with operations primarily in the Netherlands, Belgium, Sweden, Norway, and the United Kingdom. On October 1, 2020, the Company completed the SKG Acquisition and acquired all of the outstanding stock. Through the acquisition of SKG, APG established a European platform for international organic and acquisition expansion. The other acquisitions were primarily in the Safety Services segment and based in the United States.

The Company has not finalized its accounting for all 2020 acquisitions that occurred during the fourth quarter of 2020. The areas of the purchase price allocation not yet finalized are primarily related to SKG and include the valuation of: i) property and equipment; ii) intangible assets and goodwill; iii) lease-related assets and liabilities and; iv) income tax related matters. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. Based on preliminary estimates, the total amount of goodwill from the 2020 acquisitions expected to be deductible for tax purposes is $19. See Note 6 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash paid at closing	$329
Deferred consideration	5
Total consideration	$334
Cash	$10
Other current assets	76
Property and equipment	12
Customer relationships	71
Trade names and trademarks	15
Contractual backlog	1
Goodwill	223
Other noncurrent assets	14
Current liabilities	(54)
Noncurrent liabilities	(34)
Net assets acquired	$334

The purchase agreements related to the Company’s previously completed acquisitions typically included deferred payment provisions to the former owners who became employees of the Company. The provisions are made up of two general types of arrangements, contingent compensation and contingent consideration, both of which are contingent on the future performance of the acquired entity. Compensation arrangements are contingent on the former owner’s future employment with the Company. The expense related to contingent compensation arrangements is recognized over the required employment period which is typically three to five years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition. Both the compensation type and contingent type consideration arrangements are typically paid over a three to five year period.

The total contingent compensation arrangement liability was $39 at March 31, 2021 and December 31, 2020. The maximum payout of these arrangements upon completion of the future performance periods is $62 and $85, inclusive of the $39 accrued as of March 31, 2021 and December 31, 2020, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. For one of the Company’s contingent compensation arrangements, the liability is determined based on the Monte Carlo Simulation method. Compensation expense associated with these arrangements is recognized ratably over the required employment period.

Note 5.     Revenue

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when or as control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. Revenue is primarily recognized by the Company over time utilizing the cost-to-cost measure of progress, consistent with the Company’s previous revenue recognition practices. Revenue recognized at a point in time relates primarily to distribution contracts and was not material for the three months ended March 31, 2021 and 2020, respectively.

Contracts with Customers: The Company derives revenue primarily from Safety Services, Specialty Services and Industrial Services contracts with a duration of less than one week to three years (with the majority of contracts with durations of less than six months) which are subject to multiple pricing options, including fixed price, unit price, time and material, or cost plus a markup. The Company also enters into fixed price service contracts related to monitoring, maintenance and inspection of safety systems. The Company may utilize subcontractors in the fulfillment of its performance obligations. When doing so, the Company is considered the principal in these transactions and revenue is recognized on a gross basis.

Revenue for fixed price agreements is generally recognized over time using the cost-to-cost method of accounting, which measures progress based on the cost incurred relative to total expected cost in satisfying the performance obligation. The cost-to-cost method is used as it best depicts the continuous transfer of control of goods or services to the customer. Costs incurred include direct materials, labor and subcontract costs, and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in the results of operations under cost of revenues. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed.

Revenue from time and material contracts is recognized as the services are provided and is equal to the sum of the contract costs incurred plus an agreed upon markup. Revenue earned from distribution contracts is recognized upon shipment or performance of the service.

The cost estimation process for recognizing revenue over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and financial professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions, and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts, and the Company’s profit recognition. Changes in these factors could result in cumulative revisions to revenue in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such estimated losses are determined.

The Company disaggregates its revenue primarily by segment, service type, and country from which revenue is invoiced, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. Disaggregated revenue information is as follows:

	Three Months Ended March 31, 2021
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$368	$—	$—	$—	$368
Heating, Ventilation and Air Conditioning ("HVAC")	98	—	—	—	98
Infrastructure/Utility	—	140	—	—	140
Fabrication	—	82	—	—	82
Specialty Contracting	—	99	—	—	99
Transmission	—	—	22	—	22
Civil	—	—	3	—	3
Corporate and Eliminations	—	—	—	(9)	(9)
Net revenues	$466	$321	$25	$(9)	$803

	Three Months Ended March 31, 2020
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$343	$—	$—	$—	$343
HVAC	81	—	—	—	81
Infrastructure/Utility	—	170	—	—	170
Fabrication	—	38	—	—	38
Specialty Contracting	—	92	—	—	92
Transmission	—	—	93	—	93
Civil	—	—	7	—	7
Inspection	—	—	37	—	37
Corporate and Eliminations	—	—	—	(3)	(3)
Net revenues	$424	$300	$137	$(3)	$858

	Three Months Ended March 31, 2021
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$383	$321	$21	$(9)	$716
Canada and Europe	83	—	4	—	87
Net revenues	$466	$321	$25	$(9)	$803

	Three Months Ended March 31, 2020
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$376	$300	$131	$(3)	$804
Canada and Europe	48	—	6	—	54
Net revenues	$424	$300	$137	$(3)	$858

The Company’s contracts with its customers generally require significant services to integrate complex activities and equipment into a single deliverable and are, therefore, generally accounted for as a single performance obligation to provide a single contracted service for the duration of the project. For contracts with multiple performance obligations, the transaction price of a contract is allocated to each performance obligation and recognized as revenue when or as the performance obligation is satisfied using the estimated stand-alone selling price of each distinct good or service. The stand-alone selling price is estimated using the expected cost plus a margin approach for each performance obligation. The aggregate amount of transaction price allocated to the performance obligations that are unsatisfied as of March 31, 2021, was $1,530.

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

Contracts are often modified through change orders to account for changes in the scope and price of the goods or services being provided. Although the Company evaluates each change order to determine whether such modification creates a separate performance obligation, the majority of change orders are for goods or services not distinct within the context of the original contract and, therefore, not treated as separate performance obligations but rather as a modification of the existing contract and performance obligation.

Variable consideration: Transaction prices for customer contracts may include variable consideration, which comprises items such as early completion bonuses and liquidated damages provisions. Management estimates variable consideration for a performance obligation utilizing estimation methods believed to best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the transaction price only to the extent it is probable, in the Company’s judgment, a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Changes in the estimates of transaction prices are recognized in revenue on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three months ended March 31, 2021 and 2020, there were no significant reversals of revenue recognized associated with the revision of transaction prices. The Company typically does not incur any returns, refunds or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of performance.

Contract Assets and Liabilities: The Company typically invoices customers with payment terms of net due in 30 days. It is also common for contracts in the Company’s industries to specify a general contractor is not required to submit payments to a subcontractor until it has received those funds from the owner or funding source. In most instances, the Company receives payment of invoices between 30 to 90 days of the date of the invoice.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from the Company’s projects when revenues recognized under the cost-to-cost measure of progress exceed the amounts invoiced to the Company’s customers, as the amounts cannot be billed under the terms of the Company’s contracts. In addition, many of the Company’s time and material arrangements are billed in arrears pursuant to contract terms, resulting in contract assets being recorded as revenue is recognized in advance of billings.

The Company utilizes the practical expedient under ASC 606 and does not adjust for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of performance for the Company’s services. As of March 31, 2021, none of the Company’s contracts contained a significant financing component. Contract liabilities from the Company’s contracts arise when amounts invoiced to the Company’s customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities also include advance payments from the Company’s customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation. Contract assets and liabilities are classified as current in the unaudited condensed consolidated balance sheets as all amounts are expected to be relieved within one year.

The opening and closing balances of accounts receivable, net of allowances, contract assets and contract liabilities from contracts with customers as of March 31, 2021 and December 31, 2020 are as follows:

	Accounts receivable, net of allowances	Contract Assets	Contract Liabilities
Balance as of March 31, 2021	$595	$152	$221
Balance as of December 31, 2020	$639	$142	$219

The Company did not recognize significant revenue associated with the final settlement of contract value for any projects that were completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At March 31, 2021 and December 31, 2020, retentions receivable were $110 and $122, respectively, while the portions that may not be received within one year were $20 and $26, respectively. There were no other significant changes due to business acquisitions or significant changes in estimates of contract progress or transaction price. There was no significant impairment of contract assets recognized during the period.

Costs to Obtain or Fulfill a Contract: The Company generally does not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. The Company may incur certain fulfilment costs such as initial design or mobilization costs which are capitalized if: (i) they relate directly to the contract; (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract; and (iii) are expected to be recovered through revenue generated under the contract. Such costs, which are amortized over the life of the respective project, were not material for any period presented.

Note 6.     Goodwill and Intangibles

Goodwill: The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2021 are as follows:

	Safety Services	Specialty Services	Industrial Services	Total Goodwill
Goodwill as of December 31, 2020	$906	$172	$4	$1,082
Acquisitions	2	5	—	7
Measurement period adjustments and other (1)	(11)	(1)	—	(12)
Goodwill as of March 31, 2021	$897	$176	$4	$1,077

(1)

Measurement period adjustments related to the purchase accounting for SKG and finalization of certain immaterial acquisitions in 2020 (see Note 4 – “Business Combinations”). Other includes fluctuations due to foreign currency translation.

During 2020, while the Company’s services were largely deemed essential under various governmental orders, the Company did experience negative impacts from COVID-19 on its operations including impacts from the Company’s suppliers, other vendors, and customer base. In addition to the impacts of COVID-19, the Company was also impacted by a significant decline in demand and volatility in oil prices as some of the Company’s services involve work within the energy industry. As a result of these factors and the significant decline in the Company’s market capitalization during the first quarter 2020, the Company concluded an impairment triggering event had occurred for all of its reporting units and performed impairment tests for its goodwill and recoverability tests for its long-lived assets, which primarily include finite-lived intangible assets, property and equipment and right of use lease assets. As of March 31, 2020, based on preliminary carrying values from the October 1, 2019 acquisition of APi Group, Inc. (“APi Acquisition”), the Company determined goodwill was impaired as the preliminary carrying values of some reporting units exceeded fair values. The Company recorded an impairment charge to goodwill of $203 based on preliminary carrying values and during the third quarter of 2020 when purchase accounting was finalized, the impairment charge was finalized at $197.

As of March 31, 2021, the Company has recorded accumulated goodwill impairment charges of $193, including $83 in the Safety Services segment, $52 in the Specialty Services segment, and $58 in the Industrial Services segment.

Intangibles: The Company has the following identifiable intangible assets as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	1.4	$101	$(93)	$8
Customer relationships	6.7	825	(149)	676
Trade names	13.5	275	(28)	247
Total		$1,201	$(270)	$931

	December 31, 2020
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	1.6	$101	$(92)	$9
Customer relationships	7.0	823	(119)	704
Trade names	13.8	274	(22)	252
Total		$1,198	$(233)	$965

Amortization expense recognized on intangibles was as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$1	$22
Selling, general, and administrative expense	30	30
Total intangible asset amortization expense	$31	$52

During the first quarter 2020, the Company concluded an impairment triggering event had occurred. As of March 31, 2020, the Company reviewed its long-lived assets for impairment and recorded a $5 preliminary impairment charge related to the intangible assets that were part of a business classified as held for sale. The impairment was based on preliminary carrying values from the APi Acquisition which were later finalized in the third quarter of 2020, and as a result the final impairment charge related to intangible assets was adjusted to $0.

During the year ended December 31, 2020, the Company finalized the fair value of goodwill and intangible assets related to the APi Acquisition. The measurement period adjustments recorded during the year ended December 31, 2020 resulted in a cumulative reversal to amortization expense earlier in the year. If the final intangible assets fair values had been known at the date of the APi Acquisition, amortization expense would have decreased by $5 for the three months ended March 31, 2020 to $47.

Note 7.     Fair Value of Financial Instruments

U.S. GAAP defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The carrying values of long-term debt, including current portions, approximate their fair values because of the variable interest rates of these instruments, which generally are reset monthly. The authoritative guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. As the basis for evaluating such inputs, a three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows:

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

Recurring Fair Value Measurements: The Company’s financial assets and liabilities (adjusted to fair value at least quarterly) are derivative instruments which are primarily included in other noncurrent liabilities, and contingent consideration which is primarily included in contingent consideration and compensation liabilities in the unaudited condensed consolidated balance sheets.

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of March 31, 2021 and December 31, 2020:

	Fair Value Measurements at March 31, 2021
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Derivatives designated as effective hedges
Interest rate swaps	$—	$(25)	$—	$(25)
Cross currency swaps	—	(3)	—	(3)
Foreign currency contracts	—	(3)	—	(3)
Contingent consideration obligations	—	—	(7)	(7)
	$—	$(31)	$(7)	$(38)

	Fair Value Measurements at December 31, 2020
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Derivatives designated as effective hedges
Interest rate swaps	$—	$(35)	$—	$(35)
Derivatives not designated as effective hedges
Foreign currency contracts	—	(9)	—	(9)
Contingent consideration obligations	—	—	(7)	(7)
	$—	$(44)	$(7)	$(51)

The Company determines the fair value of its interest rate swaps (“Derivatives”) using standard pricing models and market-based assumptions for all inputs such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2.

The value of the contingent consideration obligations is determined using a probability-weighted discounted cash flow method. This fair value measurement is based on unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., potential payment amounts, length of measurement periods, manner of calculating any amounts due, etc.) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows, and a discount rate. Depending on the contractual terms of the purchase agreement, the probability of achieving future cash flows or earnings generally represent the only significant unobservable inputs. The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Three Months Ended March 31, 2021
Balance as of December 31, 2020	$7
Issuances	—
Settlements	—
Adjustments to fair value	—
Balance as of March 31, 2021	$7
Number of open contingent consideration arrangements at the end of period	3
Maximum potential payout at end of period	$7

At March 31, 2021, the remaining open contingent consideration arrangements are set to expire at various dates through 2024. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three months ended March 31, 2021.

Note 8.     Derivatives

From time to time, the Company enters into derivative transactions to hedge its exposures to interest rate and foreign currency rate fluctuations. The Company does not enter into derivative transactions for trading purposes.

Interest Rate Swaps

The Company manages its fixed and floating rate debt mix using interest rate swaps. Interest rate swap contracts are used by the Company to separate interest rate risk management from the debt funding decision. The cash paid and received from the settlement of interest rate swaps is included in interest expense in the unaudited condensed consolidated statement of operations.

At March 31, 2021, the Company had a $720 notional amount interest rate swap that fixes the London Interbank Offering Rate (“LIBOR”) at 1.62%. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to the Company’s forecasted variable interest payments and has a maturity date of October 2024.

The fair value of the interest rate swap designated as an effective hedge was a liability of $25 as of March 31, 2021 and a liability of $35 as of December 31, 2020. The decrease in the liability was primarily driven by changes in the applicable forward yield curves related to the LIBOR. The Company is not party to any derivatives that require collateral to be posted prior to settlement.

Foreign Currency Contracts

The Company used foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At March 31, 2021, the Company had no foreign currency contracts outstanding that are not designated as effective hedges for accounting purposes. Fair market value gains or losses were included in the results of operations and are classified in other (income) expense, net in the Company’s unaudited condensed consolidated statement of operations.

As of December 31, 2020 foreign currency contracts carried a liability balance of $9 and an asset balance of less than $1.

The Company recognized income of $1 and $0 in other (income) expense, net, during the three months ended March 31, 2021 and 2020, respectively, related to derivatives that are not designated as hedging instruments.

Cash Flow Hedging

Currency exchange contracts utilized to maintain the functional currency value of expected financial transactions denominated in foreign currencies are designated as cash flow hedges. Gains and losses related to changes in the market value of these contracts are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) within shareholders’ equity in the unaudited condensed consolidated balance sheets and reclassified to earnings in the same line item in the unaudited condensed consolidated statements of operations and in the same period as the recognition of the underlying hedged transaction. The Company periodically assesses whether its currency exchange contracts are effective and when a contract is determined to be no longer effective as a hedge, the Company discontinues hedge accounting prospectively.

During the first quarter 2021, the Company entered into cross-currency swaps with gross notional U.S. dollar equivalent amount of $120. The fair value of the cross-currency swaps was a liability of $3 as of March 31, 2021.

Net Investment Hedge

The Company has net investments in foreign subsidiaries subject to changes in foreign currency exchange rates. During the first quarter 2021, the Company entered into a $230 notional cross currency swap designated  as a net investment hedge for a portion of the Company’s net investments in Euro-denominated subsidiaries. Gains and losses resulting from a change in fair value of the net investment hedge are offset by gains and losses on the underlying foreign currency exposure and included in AOCI in the unaudited condensed consolidated balance sheets. The fair value of the net investment hedge was a liability of $3 as of March 31, 2021.

Note 9.     Property and Equipment, Net

The components of property and equipment as of March 31, 2021 and December 31, 2020 are as follows:

	Estimated Useful Lives (In Years)	March 31, 2021	December 31, 2020
Land	N/A	$26	$26
Building	39	82	76
Machinery and equipment	2-20	225	217
Autos and trucks	5-10	94	92
Office equipment	3-7	23	24
Leasehold improvements	1-15	15	14
Total cost		465	449
Accumulated depreciation		(112)	(94)
Property and equipment, net		$353	$355

Depreciation expense related to property and equipment, including capital leases, was $19 and $18 during the three months ended March 31, 2021 and 2020, respectively. Depreciation expense is included within cost of revenues and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

During the second quarter of 2020, the Company finalized the fair values of property and equipment acquired in the APi Acquisition. These measurement period adjustments resulted in a cumulative adjustment to depreciation expense. If the property and equipment fair values had been known at the date of the APi Acquisition, depreciation expense would have been higher by $2 to be $20 for the three months ended March 31, 2020.

Note 10.     Debt

Debt obligations consist of the following:

	Maturity Date	March 31, 2021	December 31, 2020
Term Loan Facility
Revolving Credit Facility	October 1, 2024	$—	$—
2019 Term Loan	October 1, 2026	1,185	1,188
2020 Term Loan	October 1, 2026	249	250
Other Obligations		5	5
Total debt obligations		1,439	1,443
Less: unamortized deferred financing costs		(27)	(28)
Total debt, net of deferred financing costs		1,412	1,415
Less: short-term and current portion of long-term debt		(18)	(18)
Long-term debt		$1,394	$1,397

As of March 31, 2021, there was $1.2 billion of principal outstanding under the 2019 Term Loan. As of March 31, 2021, the Company had a 5-year interest rate swap with respect to $720 of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a fixed rate of 1.62% per annum. Accordingly, the Company’s fixed interest rate per annum on the swapped $720 notional value of the 2019 Term Loan is 4.12% through its maturity. The remaining $465 of our 2019 Term Loan balance is bearing interest at 2.61% per annum based on one-month LIBOR plus 250 basis points. The Company’s 2020 Term Loan balance was $249 bearing interest at 2.86% per annum based on one-month LIBOR plus 275 basis points. In addition, during the first quarter 2021, the Company entered into a cross currency interest rate swap with a notional value of $230. The swap reduces the Company’s interest expense by approximately $3 annually and reduces its overall effective interest rate by approximately 20 basis points.

The interest rate applicable to borrowings under the $300 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25%, or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25%.

At March 31, 2021 and December 31, 2020, the Company had no amounts outstanding under the Revolving Credit Facility, and $227 and $230 was available at March 31, 2021 and December 31, 2020, respectively, after giving effect to $73 and $70 of outstanding letters of credit.

As of March 31, 2021 and December 31, 2020, the Company was in compliance with all applicable debt covenants.

As of March 31, 2021 and December 31, 2020, the Company had $5 in notes outstanding for the acquisition of equipment and vehicles.

Note 11.     Income Taxes

The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate adjusted in the current period for discrete income tax items within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items. The Company’s effective tax rate was 42.3% and 20.9% for the three months ended March 31, 2021 and 2020, respectively. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the three months ended March 31, 2021 is due to nondeductible permanent items, state taxes and taxes on foreign earnings in jurisdictions that have higher tax rates.

As of March 31, 2021, the Company’s deferred tax assets included a valuation allowance of $4 primarily related to certain deferred tax assets of the Company’s foreign subsidiaries and a capital loss carryforward in the U.S. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of March 31, 2021, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $0 , $15 and $10, respectively. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2024. The foreign net operating losses generally have carryback periods of three years, carryforward periods of twenty years, or are indefinite and begin to expire in 2034.

The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities in the unaudited condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the income statement. As of March 31, 2021 and December 31, 2020, the total gross unrecognized tax benefits were $3 and $2, respectively. The Company had accrued gross interest and penalties as of March 31, 2021 and December 31, 2020 of $1 and $1, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized net interest expense of less than $1 for all periods.

If all of the Company’s unrecognized tax benefits as of March 31, 2021 were recognized, $3 would impact the Company’s effective tax rate. The Company expects $2 of unrecognized tax benefits to expire in the next twelve months due to lapses in the statute of limitations.

As of March 31, 2021, with few immaterial exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2014. The Company’s consolidated U.S. federal return is under exam for the period ended December 31, 2017. The Company does not expect the results of the audit to have a material impact on the consolidated financial statements.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law making several changes to the Internal Revenue Code. The CARES Act, among other things, permits Net Operating Loss (“NOL“) carryovers to offset 100% of taxable income for tax years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding tax years to generate a refund of previously paid income taxes. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. The CARES Act also accelerates the refund of Alternative Minimum Tax (“AMT”) credits that were previously accumulated. The tax law changes in the CARES Act did not have a material impact on the Company’s income tax provision.

On December 27, 2020, the Consolidated Appropriations Act was signed into law, which included a temporary provision that allows for a 100 percent deduction for business meal expenses purchased from a restaurant between December 31, 2020, and January 1, 2023. The tax law changes in the Consolidated Appropriations Act did not have a material impact on the Company’s quarterly income tax provision.

Note 12.     Employee Benefit Plans

Certain Company subsidiaries, including certain subsidiaries in Canada, contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within costs of revenue. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a “pay-as-you-go” basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $23 and $21 during the three months ended March 31, 2021 and 2020, respectively.

The Company also has a trustee-administered profit sharing retirement plan covering substantially all employees not covered by collective bargaining agreements and also adopted a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors. The Company recognized $3 and $3 in expense during the three months ended March 31, 2021 and 2020, respectively.

Effective January 1, 2021, most of the Company’s employees in the U.S and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than $10,000 of common stock in a year under the ESPP. As of March 31, 2021, the Company has recognized $1 of expense related to the ESPP.

Note 13.     Related-Party Transactions

As of December 31, 2020, an annual dividend for Preferred Shares was declared and settled in shares during January 2021. The Company issued 12.4 million shares to Mariposa Acquisition IV, LLC, a related entity that is controlled by the co-chairperson of the Company’s Board of Directors. In addition, during the three months ended March 31, 2021 and 2020, the Company incurred advisory service fees of $1 and $1, respectively, payable to Mariposa Capital, LLC, an entity owned by the co-chairperson of the Company’s Board of Directors.

From time to time the Company also enters into other immaterial related party transactions.

Note 14.     Earnings (Loss) Per Share

Net income is allocated between the Company’s common shares and other participating securities based on their participation rights. The Preferred Shares represent participating securities. Earnings attributable to Preferred Shares are not included in earnings attributable to common shares in calculating earnings per common share (the two-class method). For periods of net loss, there is no impact from the two-class method on earnings (loss) per share (“EPS”) as net loss is allocated to common shares because Preferred Shares are not contractually obligated to share the loss.

The following table sets forth the computation of earnings (loss) per common share using the two-class method. The dilutive effect of outstanding Preferred Shares and the Preferred Share dividend is reflected in diluted EPS using the if-converted method, and warrants, options, and restricted and performance shares are reflected using the treasury stock method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Preferred Shares, restricted and performance shares, warrants and stock options are anti-dilutive (amounts in millions, except share and per share amounts):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Net loss attributable to common shareholders	$(8)	$(194)

Basic and diluted weighted average shares outstanding (1)	192,283,443	169,822,082
Loss per share attributable to common shareholders:
Loss per common share - basic and diluted	$(0.04)	$(1.14)

(1)

For the three months ended March 31, 2021, excludes the following items as the effect would be anti-dilutive: options to purchase 162,500 shares of common shares, 1,062,367 shares of common stock underlying restricted stock units, 4,000,000 Preferred Shares convertible to the same number of shares of common stock, and 2,383,922 common share equivalents which represent the dividend that the Preferred Shares are entitled to receive, assuming the volume weighted average price of the Company’s common shares for the last ten trading days of the three months ended March 31, 2021 would be the same volume weighted-average price during the last ten trading days of the calendar year. Also excludes 674,229 shares of common stock underlying performance based restricted stock units for which the performance criteria had not been met as of March 31, 2021.

For the three months ended March 31, 2020, excludes the following items as the effect would be anti-dilutive: options to purchase 162,500 shares of common stock, approximately 64,546,077 warrants exercisable to purchase common shares on a 3:1 basis (21,515,359 common stock equivalents), 1,441,546 shares of common stock underlying restricted stock units and performance based restricted stock units, and 4,000,000 Preferred Shares convertible to the same number of shares of common stock.

Note 15.     Segment Information

The Company manages its operations under three operating segments which represent the Company’s three reportable segments: Safety Services, Specialty Services, and Industrial Services. This structure is generally focused on various businesses related to contracting services and maintenance of industrial and commercial facilities. All three reportable segments derive their revenue from installation, inspection, maintenance, service and repair, retrofitting and upgrading, engineering and design, distribution, fabrication, and various types of other services primarily in the United States as well as Canada and Europe.

The Safety Services segment focuses on end-to-end integrated occupancy systems (fire protection services, HVAC, and entry systems) including installation, inspection and service, and design of these integrated systems. The customers within this segment include, but are not limited to, customers in various industries and facilities including commercial, data center, distribution, education, transportation, healthcare, high tech, industrial and special-hazard settings.

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

The Industrial Services segment provides a variety of services to the energy industry focused on transmission and distribution. Services within this segment include, but are not limited to, pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance.

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

Summarized financial information for the Company’s reportable segments is presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income to EBITDA. The tables below may contain slight summation differences due to rounding:

	Three Months Ended March 31, 2021
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$466	$321	$25	$(9)	$803
EBITDA Reconciliation
Operating income (loss)	$45	$(3)	$(15)	$(29)	$(2)
Plus:
Investment income and other, net	3	1	—	(1)	3
Depreciation	2	11	5	1	19
Amortization	15	11	4	1	31
EBITDA	$65	$20	$(6)	$(28)	$51
Total assets	$2,122	$991	$245	$860	$4,218
Capital expenditures	1	11	6	—	18

	Three Months Ended March 31, 2020
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$424	$300	$137	$(3)	$858
EBITDA Reconciliation
Operating loss	$(10)	$(136)	$(58)	$(30)	$(234)
Plus:
Investment income and other, net	1	2	—	—	3
Depreciation	3	8	4	3	18
Amortization	24	18	9	1	52
EBITDA	$18	$(108)	$(45)	$(26)	$(161)
Total assets	$1,721	$1,160	$441	$564	$3,886
Capital expenditures	1	6	4	—	11

.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements”. These forward-looking statements are based on beliefs and assumptions as of the date such statements are made and are subject to risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “expect”, “anticipate”, “project”, “will”, “should”, “believe”, “intend”, “plan”, “estimate”, “potential”, “target”, “would”, and similar expressions, although not all forward-looking statements contain these identifying terms.

These forward-looking statements are based on our current expectations and assumptions and on information currently available to management and include, among others, statements regarding, as of the date such statements are made:

•	our expectations regarding the impact of the COVID-19 pandemic on our business, including the seasonal and cyclical volatility of our business, and future financial results;
•	our beliefs regarding the recurring and repeat nature of our business and its impact on our cash flows and organic growth opportunities;
•	our expectations regarding industry trends and their impact on our business, and our ability to capitalize on the opportunities presented in the markets we serve;
•	our intent to continue to grow our business, both organically and through acquisitions, and our beliefs regarding the impact of our business strategies on our growth;
•	our beliefs regarding our customer relationships;
•	our beliefs regarding market risk and our ability to mitigate that risk;
•	our expectations and beliefs regarding accounting and tax matters;
•	our expectations regarding future capital expenditures; and
•

our beliefs regarding the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity.

These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report and in our Annual Report on Form 10-K, filed on March 24, 2021, including those described under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in such Form 10-K, and other filings we make with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the following:

•	the impact of the COVID-19 pandemic on our business, markets, supply chain, customers and workforce, on the credit and financial markets, and on the global economy generally;
•	adverse developments in the credit markets that could adversely affect funding of construction projects;
•	the ability and willingness of customers to invest in infrastructure projects;
•	a decline in demand for our services or for the products and services of our customers;
•	the fact our revenues are derived primarily from contracts with durations of less than six months and the risk that customers will not renew or enter into new contracts;
•	our ability to successfully acquire other businesses, successfully integrate acquired businesses into our operations and manage the risks and potential liabilities associated with those acquisitions;
•	the impact of our regional, decentralized business model on our ability to execute on our business strategies and operate our business successfully;
•	our ability to compete successfully in the industries and markets we serve;
•	our ability to properly manage and accurately estimate costs associated with specific customer projects, in particular for arrangements with fixed price terms;
•	increases in the cost, or reductions in the supply, of the materials we use in our business and for which we bear the risk of such increases;

•	our relationship with our employees, a large portion of which are covered by collective bargaining arrangements, and our ability to effectively manage and utilize our workforce;
•	the inherently dangerous nature of the services we provide and the risks of potential liability;
•	the impact of customer consolidation;
•	the loss of the services of key senior management personnel and the availability of skilled personnel;
•	the seasonality of our business and the impact of weather conditions;
•	the variability of our operating results between periods and the resulting difficulty in forecasting future operating results;
•	the impact of the COVID-19 pandemic on our accounting estimates and assumptions;
•	litigation that results from our business, including costs related to any damages we may be required to pay as a result of general liability or workmanship claims brought by our customers;
•	the impact of health, safety and environmental laws and regulations, and the costs associated with compliance with such laws and regulations;
•	our substantial level of indebtedness and the effect of restrictions on our operations set forth in the documents that govern such indebtedness; and
•	our compliance with certain financial maintenance covenants in our credit agreement and the effect on our liquidity of any failure to comply with such covenants.

The factors identified above are believed to be important factors, but not necessarily all of the important factors, that could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Other factors not discussed herein could also have a material adverse effect on us. You should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. These forward-looking statements speak only as of the date of this quarterly report. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, except as required by applicable law.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section should be read in conjunction with the Interim Statements and related notes included in this quarterly report, and the Consolidated Financial Statements, related notes and the MD&A section and other disclosures contained in our Annual Report on Form 10-K, including financial results for the year ended December 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under the “Cautionary Note Regarding Forward-Looking Statements” section of this quarterly report.

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). To supplement our financial results presented in accordance with U.S. GAAP in this MD&A section, we present EBITDA, which is a non-U.S. GAAP financial measure, to assist readers in understanding our performance and provide an additional perspective on trends and underlying operating results on a period-to-period comparable basis. Non-U.S. GAAP financial measures either exclude or include amounts not reflected in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Where a non-U.S. GAAP financial measure is used, we have provided the most directly comparable measure calculated and presented in accordance with U.S. GAAP, a reconciliation to the U.S. GAAP measure and a discussion of the reasons why management believes this information is useful to it and may be useful to investors.

Unless the context otherwise requires, all references in this section to “APG”, the “Company”, “we”, “us”, and “our” refer to APi Group Corporation and its subsidiaries. Any references to “first quarter 2021” and “first quarter 2020”are referring to the three months ended March 31, 2021 and 2020, respectively.

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

We operate our business under three primary operating segments which are also our reportable segments:

•

Safety Services – A leading provider of safety services in North America and Europe, focusing on end-to-end integrated occupancy systems (fire protection solutions, Heating, Ventilation, and Air Conditioning (“HVAC”) and entry systems), including design, installation, inspection and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial and special-hazard settings.

•

Specialty Services – A leading provider of a variety of infrastructure services and specialized industrial plant services, which include maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer and telecommunications infrastructure. Our services include engineering and design, fabrication, installation, maintenance service and repair, and retrofitting and upgrading. Customers within this segment vary from private and public utilities, communications, healthcare, education, transportation, manufacturing, industrial plants and governmental agencies throughout the United States.

•

Industrial Services – A leading provider of a variety of services to the energy industry focused on transmission and distribution. This segment’s services include pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance.

We focus on growing our recurring revenue and repeat business from our diversified long-standing customers across a variety of end markets, which we believe provides us with stable cash flows and a platform for organic growth. Maintenance and service revenues are generally more predictable through contractual arrangements with typical terms ranging from days to three years, with the majority having durations of less than six months, and are often recurring due to consistent renewal rates and long-standing customer relationships.

For financial information about our operating segments, see Note 15 – “Segment Information” to our unaudited condensed consolidated financial statements included herein.

Certain Factors and Trends Affecting our Results of Operations

Effect of Seasonality and Cyclical Nature of Business

Our revenue and results of operations can be subject to seasonal and other variations. These variations are influenced by weather and include impacts of customer spending patterns, bidding seasons, project schedules, holidays and timing, in particular, for large, non-recurring projects. Typically, our revenue is lowest in the first quarter during the winter months in North America because cold, snowy or wet conditions can cause project delays. Revenue is generally higher during the summer and fall months during the third and fourth quarters, due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. Continued cold and wet weather can often affect second quarter productivity. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive effect on our revenue. However, the holiday season and inclement weather can cause delays, which can reduce revenue and increase costs on affected projects. The effects of the COVID-19 pandemic have resulted and could continue to result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions.

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

Economic, Industry and Market Factors

We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect their planned capital and maintenance budgets in certain end markets. Market, regulatory and industry factors could affect demand for our services, including: (i) changes to customers’ capital spending plans; (ii) mergers and acquisitions among the customers we serve; (iii) new or changing regulatory requirements or other governmental policy changes or uncertainty; (iv) economic, market or political developments; (v) changes in technology, tax and other incentives; and (vi) access to capital for customers in the industries we serve. Availability of transportation and transmission capacity and fluctuations in market prices for energy and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, can result, and has resulted, in lower proposals and lower profit on the services we provide. In the face of increased pricing pressure on key materials, such as steel, or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future consolidated results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.

Recent Developments

Acquisitions

During 2021, we completed several immaterial acquisitions for consideration transferred of $7 million, primarily made up of cash paid at closing, and the results of operations of these acquisitions are included in our unaudited condensed consolidated statement of operations from their respective dates of acquisition and were not material. See Note 4 – “Business Combinations” for further details.

COVID-19 Update

We continue to monitor short and long-term impacts of COVID-19, a global pandemic that has caused a significant slowdown in the global economy beginning in March 2020. To date, the services we provide have been deemed to be essential in most instances under various governmental orders. However, as the COVID-19 situation has continued to evolve, we have seen impacts on our work due to the domino effects of various local, state and national governmental orders, including but not limited to, reduced efficiency in performing our work while adhering to physical distancing protocols demanded by COVID-19, customers deferring inspection and service projects, and temporary shutdowns of active projects as customers work through COVID-19 related matters. As a result, we are experiencing delays in certain projects and disruptions to the flow of our work to meet COVID-19 working protocols. Although we are actively quoting new work for customers, should the macro economy continue to be negatively impacted by the COVID-19 pandemic or worsen due to surges in cases, it is possible additional projects could be delayed indefinitely or cancelled, or that we may not be allowed access to our customers’ facilities to perform inspection and service projects. In addition, the effects of the COVID-19 pandemic have resulted and could continue to result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions.

New or extended shelter-in-place orders or closures, or outbreaks in jurisdictions in which we operate or at our project or work sites, could have a material negative impact on our net revenues and earnings. If a large number of our employees who are located in a particular jurisdiction or are working on a project or work site are exposed to or infected with COVID-19 and we are unable to hire qualified personnel due to labor shortages and other impacts of the COVID-19 outbreak, we may be required to delay projects or the provision of our services for a period of time. This could negatively impact our revenue, have a material adverse impact on our operating results, and cause harm to our reputation.

As we have continued to monitor our activity, revenue period over period has been negatively impacted by the level of shelter-in-place orders and outbreaks of COVID-19, causing certain customers to temporarily halt work to implement COVID-19 working protocols and other customers have delayed or cancelled projects. Generally, during the latter half of 2020 and continuing into first quarter 2021, we saw indications of stabilizing and some volume improvements as our teams and customers adapted to working in the COVID-19 environment and with the easing of some shelter-in-place orders. There can be no assurance that this trend, which would allow us to recover prior year volume levels, will continue in a positive manner.

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

The United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency has warned that cybercriminals will take advantage of the uncertainty created by COVID-19 and federal and state mandated quarantines to launch cybersecurity attacks. The risks could include more frequent malicious cybersecurity and fraudulent activities, as well as schemes which attempt to take advantage of employees’ use of various technologies to enable remote work activities. We believe the COVID-19 outbreak has incrementally increased our cyber risk profile, but we are unable to predict the extent or impacts of those risks at this time. A significant disruption in our information technology systems, unauthorized access to or loss of confidential information, or legal claims resulting from violation of privacy laws could each have a material adverse effect on our business.

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

Description of Key Line Items

Net Revenues

Revenue is generated from the sale of various types of contracted services, fabrication and distribution. We derive revenue primarily from services under contractual arrangements with durations ranging from days to three years, with the majority having durations of less than six months, and which may provide the customer with pricing options that include a combination of fixed, unit, or time and material pricing. Revenue for fixed price agreements is generally recognized over time using the cost-to-cost method of accounting which measures progress based on the cost incurred to total expected cost in satisfying our performance obligation.

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

Selling, General and Administrative Expenses

Selling expenses consist primarily of compensation and associated costs for sales and marketing personnel, costs of advertising, trade shows and corporate marketing. General and administrative expense consists primarily of compensation and associated costs for executive management, personnel, facility leases, outside professional fees and other corporate expenses.

Amortization of Intangible Assets

Amortization expense reflects the charges incurred to amortize our finite-lived identifiable intangible assets, such as customer relationships, which are amortized over their estimated useful lives. There is a portion of amortization expense related to the backlog of intangible assets reflected in cost of revenues in the unaudited condensed consolidated statement of operations.

Impairment of Goodwill and Intangible Assets

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

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies, see the “Critical Accounting Policies” section of the “APG Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Results of Operations

The following is a discussion of our financial condition and results of operations during the three months ended March 31, 2021 and the three months ended March 31, 2020.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

	Three Months Ended March 31,		Change
($ in millions)	2021	2020	$	%
Net revenues	$803	$858	$(55)	(6.4)%
Cost of revenues	622	696	(74)	(10.6)%
Gross profit	181	162	19	11.7%
Selling, general, and administrative expenses	183	188	(5)	(2.7)%
Impairment of goodwill and intangible assets	—	208	(208)	NM
Operating income	(2)	(234)	232	99.1%
Interest expense, net	15	14	1	7.1%
Investment income and other, net	(3)	(3)	—	—
Other expense, net	12	11	1	9.1%
Income before income taxes	(14)	(245)	231	94.3%
Income tax provision	(6)	(51)	45	88.2%
Net loss	$(8)	$(194)	$186	95.9%

NM = Not meaningful

Net revenues

Net revenues for the three months ended March 31, 2021 were $803 million compared to $858 million for the same period in 2020, a decrease of $55 million or (6.4)%. The decrease in net revenues was primarily driven by the Industrial Services segment, which was impacted by the sale of two businesses that accounted for $38 million in revenue during first quarter 2020, disciplined project selection resulting from our strategic focus on improving margins, suppression of demand for our services due to a general slowing in the energy industry, and the continuing negative impacts from the COVID-19 pandemic. This change was partially offset by increased revenues in our Safety Services and Specialty Services segments due to acquisitions that occurred primarily during the fourth quarter of 2020 and higher volumes due to project timing.

Gross profit

The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2021	2020	$	%
Gross profit	$181	$162	$19	11.7%
Gross margin	22.5%	18.9%

Our gross profit for the three months ended March 31, 2021 was $181 million compared to $162 million for the same period in 2020, an increase of $19 million, or 11.7%. Gross margin was 22.5%, an increase of 360 basis points compared to prior year primarily due to a $21 million decrease in backlog amortization expense, which positively impacted the rate by 260 basis points. We also divested two lower margin businesses during 2020 in our Industrial Services segment, which contributed 90 basis points to the improvement. In addition, favorable mix from a higher content of service work, higher volumes in more profitable segments, and disciplined project and customer selection drove higher gross margin. These increases were partially offset by project delays, jobsite conditions and suppression of demand in the energy industry.

Operating expenses

The following table presents operating expenses for APG for the three months ended March 31, 2021 and 2020, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2021	2020	$	%
Selling, general, and administrative expenses (excluding amortization expense)	$153	$158	$(5)	(3.2)%
Amortization expense	$30	$30	$—	—
Impairment of goodwill and intangible assets	$—	$208	$(208)	NM
Total operating expenses	$183	$396	$(213)	(53.8)%
Operating expenses as a percentage of net revenues	22.8%	46.2%

Our operating expenses for the three months ended March 31, 2021 were $183 million compared to $396 million for the same period in 2020, a decrease of $213 million. Operating expenses as a percentage of net revenues were 22.8% for 2021 compared to 46.2% for 2020, improving primarily due to the $208 million impairment charge related to goodwill and intangible assets recorded in the first quarter 2020 that did not repeat during 2021. In addition, selling, general, and administrative expenses (excluding amortization) decreased $5 million, primarily due to a reduction in depreciation expense and the divestiture of two businesses in the Industrial Services segment.

Interest expense, net

Interest expense was $15 million for the three months ended March 31, 2021 relatively flat compared to $14 million for the same period of the prior year.

Income tax provision

The income tax benefit for the three months ended March 31, 2021 was $6 million compared to a benefit of $51 million in the first quarter of the prior year.  The decrease in tax benefit was driven by a lower loss before income taxes. The effective tax rate for the three months ended March 31, 2021 was 42.3%, compared to 20.9% in the first quarter of 2020. The difference in the effective tax rate was driven by discrete and nondeductible permanent items, which have a greater impact on the effective tax rate when income or losses are smaller. The tax law changes in the CARES Act had an immaterial impact on the Company’s income tax provision during the three months ended March 31, 2021. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, state taxes and foreign earnings in jurisdictions that have higher tax rates.

Net income (loss) and EBITDA

	Three Months Ended March 31,		Change
($ in millions)	2021	2020	$	%
Net loss	$(8)	$(194)	$186	95.9%
EBITDA	51	(161)	212	131.7%
Net income as a % of Net Revenues	(1.0)%	(22.6)%
EBITDA as % of Net Revenues	6.4%	(18.8)%

Our net loss for the three months ended March 31, 2021 of $8 million compared to $194 million for the same period in 2020, an improvement of $186 million. Net loss as a percentage of net revenues for the three months ended March 31, 2021 was (1.0)% compared to (22.6)% for the same period in 2020. The change was principally from an impairment charge that occurred in first quarter 2020 related to goodwill and intangible assets of $208 million that did not recur, and an improved gross margin rate and lower operating expenses (discussed above). EBITDA as a percentage of net revenues for the first quarter 2021 was 6.4% compared to (18.8)% for the same period in 2020. Improvements in EBITDA were primarily a result of the impairment charge of $208 million recorded in first quarter 2020 and an improved gross margin rate. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Operating Segment Results for the three months ended March 31, 2021 versus the three months ended March 31, 2020

	Net Revenues
	Three Months Ended March 31,		Change
($ in millions)	2021	2020	$	%
Safety Services	$466	$424	$42	9.9%
Specialty Services	321	300	21	7.0%
Industrial Services	25	137	(112)	(81.8)%
Corporate and Eliminations	(9)	(3)	(6)	(200.0)%
	$803	$858	$(55)	(6.4)%

	Operating Income (Loss)
	Three Months Ended March 31,		Change
($ in millions)	2021	2020	$	%
Safety Services	$45	$(10)	$55	550.0%
Safety Services operating margin	9.7%	(2.4)%
Specialty Services	(3)	(136)	133	97.8%
Specialty Services operating margin	(0.9)%	(45.3)%
Industrial Services	(15)	(58)	43	74.1%
Industrial Services operating margin	(60.0)%	(42.3)%
Corporate and Eliminations	(29)	(30)	1	3.3%
	$(2)	$(234)	$232	99.1%

	EBITDA
	Three Months Ended March 31,		Change
($ in millions)	2021	2020	$	%
Safety Services	$65	$18	$47	261.1%
Safety Services EBITDA as a % of net revenues	13.9%	4.2%
Specialty Services	20	(108)	128	118.5%
Specialty Services EBITDA as a % of net revenues	6.2%	(36.0)%
Industrial Services	(6)	(45)	39	86.7%
Industrial Services EBITDA as a % of net revenues	(24.0)%	(32.8)%
Corporate and Eliminations	(28)	(26)	(2)	(7.7)%
	$51	$(161)	$212	131.7%

The following discussion breaks down the net revenues, operating income and EBITDA by operating segment for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Safety Services

Safety Services net revenues for the three months ended March 31, 2021 increased by $42 million, or 9.9% compared to the same period in the prior year. This increase is primarily driven by the 2020 acquisitions, and higher volumes from increased demand for our HVAC services, partially offset by continued negative impacts of COVID-19.

Safety Services operating margin for the three months ended March 31, 2021 and 2020 was approximately 9.7% and (2.4)%, respectively. The improvement was primarily driven by an impairment charge of $34 million recorded in the first quarter 2020 that did not recur. In addition, the improvement was impacted by favorable contract mix which shifted to more inspection and service related work, disciplined project and customer selection, and a decrease in amortization expense of $9 million. Safety Services EBITDA as a percentage of net revenues for the three months ended March 31, 2021 and 2020 was approximately 13.9% and 4.2%, respectively. This improvement is primarily related to the impairment charges recorded in first quarter 2020 that did not recur, and improved project mix.

Specialty Services

Specialty Services net revenues for the three months ended March 31, 2021 increased by $21 million, or 7.0% compared to the same period in the prior year. The increase in segment revenue was primarily driven by project timing and higher volumes of specialty fabrication projects during first quarter 2021. These increases were partially offset by adverse jobsite conditions and project delays for certain projects.

Specialty Services operating margin for the three months ended March 31, 2021 and 2020 was approximately (0.9)% and (45.3)%, respectively. The improvement was the result of an impairment charge of $120 million recorded in first quarter 2020 that did not recur, and decreased amortization expense of $7 million. Our Specialty Services EBITDA as a percentage of net revenues for the three months ended March 31, 2021 and 2020 was approximately 6.2% and (36.0)%, respectively. This improvement is primarily related to the impairment charges recorded in first quarter 2020 that did not recur.

Industrial Services

Industrial Services net revenues for the three months ended March 31, 2021 decreased by $112 million, or (81.8)% compared to the same period in the prior year. The sale of two Industrial Services businesses accounted for $38 million of the decline. The revenue decline was also impacted by suppression of demand for our services due to COVID-19, strategic focus on improving margin resulting from disciplined project and customer selection, and a general slowing in the energy industry.

Industrial Services operating margin for the three months ended March 31, 2021 and 2020 was approximately (60.0)% and (42.3)%, respectively. The decline was primarily driven by a lower volume of projects while certain indirect costs for leases and equipment remained consistent with prior quarters, partially offset by an impairment charge of $49 million which was recorded in first quarter 2020 that did not recur. Industrial Services EBITDA as a percentage of net revenues was (24.0)% and (32.8)% for the three months ended March 31, 2021 and 2020, respectively. This improvement is primarily related to the impairment charge of $49 million in 2020 that did not recur, partially offset by the impacts of lower volumes described above.

Non-GAAP Financial Measures (Unaudited)

We supplement our reporting of consolidated financial information determined in accordance with U.S. GAAP with EBITDA (defined below), which is a non-U.S. GAAP financial measure. We use EBITDA to evaluate our performance, both internally and as compared with our peers, because it excludes certain items that may not be indicative of our core operating results. Management believes this measure is useful to investors since it (a) permits investors to view the Company’s performance using the same tools that management uses to evaluate the Company’s past performance, reportable business segments and prospects for future performance, (b) permits investors to compare the Company with its peers and (c) determines certain elements of management’s incentive compensation. Specifically, earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. The Company supplements the reporting of its consolidated financial information with EBITDA. The Company believes this non-U.S. GAAP measure provides meaningful information and help investors understand the Company’s financial results and assess its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and as compared with its peers, because it excludes certain items that may not be indicative of the Company’s core operating results. Consolidated EBITDA is calculated in a manner consistent with segment EBITDA, which is a measure of segment profitability.

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

The following table presents a reconciliation of net loss to EBITDA for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2021	2020
Reported net loss	$(8)	$(194)
Adjustments to reconcile net loss to EBITDA:
Interest expense, net	15	14
Income tax provision	(6)	(51)
Depreciation	19	18
Amortization	31	52
EBITDA	$51	$(161)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, and our access to our Revolving Credit Facility. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, and prolonged impacts of COVID-19 and shelter-in-place governmental action, over which we have no control. As of March 31, 2021, we had $972 million of total liquidity, comprising $745 million in cash and cash equivalents and $227 million ($300 million less outstanding letters of credit of approximately $73 million, which reduce availability) of available borrowings under our Revolving Credit Facility. During first quarter 2021, we received approximately $230 million of cash proceeds resulting from the exercise of approximately 60 million outstanding warrants, resulting in the issuance of approximately 20 million shares of common stock.

Given the uncertainties regarding the COVID-19 global pandemic and in preparation for its potential unforeseen impacts, in late March 2020, we drew down $200 million under our Revolving Credit Facility. Subsequently, in April 2020, we repaid the full amount borrowed on the Revolving Credit Facility. As of March 31, 2021, we had $1.2 billion of indebtedness outstanding under the term loan incurred on October 1, 2019 (the “2019 Term Loan”), $249 million outstanding under the incremental term loan incurred on October 22, 2020 (the “2020 Term Loan”), and no amounts outstanding under the $300 million Revolving Credit Facility.

We expect to continue to be able to access the capital markets through equity and debt offerings for liquidity purposes as needed. Our principal liquidity requirements have been, and we expect will be, any deferred consideration due to selling shareholders, including tax payments in connection therewith, for working capital and general corporate purposes, including capital expenditures and debt service, as well as to identify, execute and integrate strategic acquisitions and business transformation. Our capital expenditures were approximately $18 million and $11 million in the three months ended March 31, 2021 and 2020, respectively.

Our annual capital expenditures were decreased in 2020 due to the impacts of COVID 19 and may return to pre-COVID levels in future periods which we expect to be less than 2% of net revenues annually.

In December 2020, our Board of Directors authorized a share repurchase program, authorizing the purchase of up to an aggregate of $100 million of shares of common stock. There were no stock repurchases during first quarter 2021 under the share repurchase program, and approximately $70 million of repurchases remained authorized.

Cash Flows

The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2021	2020
Net cash provided by operating activities	$32	$55
Net cash used in investing activities	(23)	(15)
Net cash provided by financing activities	223	139
Effect of foreign currency exchange rate change on cash and cash equivalents	1	1
Net increase in cash and cash equivalents	$233	$180
Cash, cash equivalents, and restricted cash at the end of the period	$748	$436

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $32 million for the three months ended March 31, 2021 compared to $55 million for the same period in 2020. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed. The decrease in net cash provided by operating activities was primarily driven by changes in working capital levels as the declines in net revenues during first quarter 2021 have resulted in less impactful reductions in our working capital balances.

Net Cash Used in Investing Activities

Net cash used in investing activities was $23 million for the three months ended March 31, 2021 compared to $15 million for the same period in 2020. The increase in cash used in investing activities was attributable to an increase in purchases of property and equipment during the current period as management enacted adjustments to capital expenditures in response to COVID-19 during the prior year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $223 million for the three months ended March 31, 2021 compared to $139 million for the same period in 2020. The increase in cash provided by financing activities was primarily due to $230 million of proceeds from the issuance of common shares in connection with the warrant exercises which occurred during first quarter 2021 and acquisition-related consideration payments made in the prior year period that did not recur in first quarter 2021. During first quarter 2020, we borrowed $200 million on our Revolving Credit Facility due to uncertainties around the future impact of COVID-19, which was repaid early in the second quarter of 2020.

Credit Facilities

We have a credit agreement (the “Credit Agreement”) which provides for: (1) a term loan facility, pursuant to which we incurred the $1.2 billion 2019 Term Loan used to fund a part of the cash portion of the purchase price in the APi Acquisition; and the incremental $250 million 2020 Term Loan, which we used to replenish balance sheet cash utilized for acquisitions, including the SKG Acquisition, and to pay fees and expenses related to such acquisitions and the financing; and (2) a $300 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) of which up to $150 million can be used for the issuance of letters of credit. As of March 31, 2021, the Company had no amounts outstanding under the Revolving Credit Facility and $227 million was available after giving effect to $73 million of outstanding letters of credit, which reduce availability.

One of APi Group’s Canadian subsidiaries had a $20 million unsecured line of credit agreement with a variable interest rate based upon the prime rate. This line of credit was closed during January 2021.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on assets, transactions with affiliates and dispositions. To the extent total outstanding borrowings under the Revolving Credit Facility (excluding undrawn letters of credit up to $40 million) is greater than 30% of the total commitment amount of the Revolving Credit Facility, APG’s first lien net leverage ratio shall not exceed: (i) 4.50 to 1.00 for each fiscal quarter ending in 2020; (ii) 4.00 to 1.00 for each fiscal quarter ending in 2021; and (iii) 3.75 to 1.00 for each fiscal quarter ending thereafter. Our first lien net leverage ratio as of March 31, 2021 was 1.75:1.00.

We were in compliance with all covenants contained in the Credit Agreement as of March 31, 2021 and December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of March 31, 2021, our variable interest rate debt was primarily related to our $1.2 billion 2019 Term Loan, $249 million 2020 Term Loan, and the $300 million Revolving Credit Facility. As of March 31, 2021, excluding letters of credit outstanding of $73 million, we had no amounts of outstanding revolving loans. As of March 31, 2021, we had a 5-year interest rate swap with respect to $720 million of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a fixed rate of 1.62% per annum. Accordingly, our fixed interest rate per annum on the swapped $720 million notional value of the 2019 Term Loan is 4.12% through its maturity. The remaining $465 million of our 2019 Term Loan balance is bearing interest at 2.61% per annum based on one-month LIBOR plus 250 basis points. Our 2020 Term Loan balance was $249 million bearing interest at 2.86% per annum based on one-month LIBOR plus 275 basis points. In addition, during first quarter 2021, we entered into a cross currency interest rate swap with a notional value of $230 million. The swap reduces our interest expense by approximately $3 million annually and reduces our overall effective interest rate by approximately 20 basis points. A 100-basis point increase in the applicable interest rates under our credit facilities (including the unswapped portion of our 2019 Term Loan debt) would have increased our interest expense by approximately $2 million for the three months ended March 31, 2021.

While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. In addition, there is currently uncertainty about whether LIBOR will continue to exist after 2021. The ICE Benchmark Administration intends to cease the publication of U.S. dollar LIBOR as follows: the 1 week and 2 month tenors on December 31, 2021 and all other tenors on June 30, 2023. The discontinuation of LIBOR after 2021 and the replacement with an alternative reference rate may adversely impact interest rates, and our interest expense could increase.

Foreign Currency Risk

Our foreign operations are primarily in Canada and Europe. Revenue generated from foreign operations represented approximately 11% of our consolidated net revenue for the three months ended March 31, 2021. Revenue and expense related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the three months ended March 31, 2021. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets, result from translation of the assets and liabilities of APG’s foreign subsidiaries into U.S. dollars. Foreign currency translation losses totaled approximately $4 million and $6 million for the three months ended March 31, 2021 and 2020, respectively.

Our exposure to fluctuations in foreign currency exchange rates has increased as a result of the SKG Acquisition and will continue to increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of March 31, 2021.

Other Market Risk

We are also exposed to market risks impacting our customer base due to the potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain ongoing discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, management believes it takes appropriate action to manage market and other risks, but there is no assurance management will be able to reasonably identify all risks with respect to the collectability of these assets. See also “Revenue Recognition from Contracts with Customers” under the Critical Accounting Policies section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

In addition, we are exposed to market risk of fluctuations on certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our vehicle fleet. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust prices and, as a result, increases in material costs could reduce profitability with respect to projects in progress.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are not effective at March 31, 2021 due to the material weakness in internal control over financial reporting described below, which was previously disclosed in Item 9A. “Controls and Procedures” of our Form 10-K for the year ended December 31, 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As indicated above, control deficiencies in our internal control over financial reporting have been identified which constitute material weaknesses relating to inadequate design and implementation of:

•	information technology general controls that prevent the information systems from providing complete and accurate information consistent with financial reporting objectives and current needs;
•	internal controls over the preparation of the financial statements, including the insufficient review and oversight over financial reporting, journal entries and related file documentation;
•	internal controls to identify and manage segregation of certain accounting duties;
•	internal controls over estimated costs of completion on contracts where revenue is recognized over time; and
•	management review controls over projected financial information used in fair value financial models used for purchase accounting and intangible asset valuations

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

•

implementing changes to our accounting systems, new controls, procedures and processes in our financial statement close process and, importantly, adding new members to our accounting and finance team with the appropriate qualified experience in financial reporting, consolidations, tax, technical accounting, internal audit and internal controls;

•

adding further qualified resources to financial reporting, consolidations, tax, technical accounting, financial planning and analysis, and internal audit teams as we further enhance our internal control structure;

•	enhancing the monitoring controls surrounding the design and operation of our internal controls over financial reporting; and

•	providing training and education programs for financial personnel responsible for the performance of newly implemented processes and controls.

Changes in Internal Control Over Financial Reporting

We are executing our plan to remediate the material weaknesses relating to our internal controls over financial reporting, as described above. This plan includes a detailed risk and controls assessment, detailed flowcharts, key process walkthroughs, and documentation, training, and execution of determined key controls. Except as otherwise described herein, there were no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

PART II. OTHER INFORMATION

Item 4. Mine Safety Disclosures

Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report.

Item 5. Risk Factors

There were no material changes to the risk factors disclosed in the section entitled “Risk Factors” of our Form 10-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.18*	Form of Restricted Stock Unit Agreement (Management – Time-Based Vesting) – APi Group Corporation 2019 Equity Incentive Plan.

10.19*	Form of Restricted Stock Unit Agreement (Management – Performance-Based Vesting) – APi Group Corporation 2019 Equity Incentive Plan.

31.1*	Certification by Russell A. Becker, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Thomas A. Lydon, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certifications by Russell A. Becker, Chief Executive Officer, and Thomas A. Lydon, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section  906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

APi GROUP CORPORATION

May 12, 2021	/s/ Russell A. Becker
Russell A. Becker
Chief Executive Officer
(Duly Authorized Officer)

May 12, 2021	/s/ Thomas A. Lydon
Thomas A. Lydon
Chief Financial Officer
(Principal Financial Officer)