Form 10-Q
period 2021-06-30
APi Group Corp
filed 2021-08-11
CIK 1796209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 201,734,317 shares of Common Stock as of August 4, 2021.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APi Group Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$686	$515
Accounts receivable, net of allowances of $4 at June 30, 2021 and December 31, 2020	664	639
Inventories	69	64
Contract assets	184	142
Prepaid expenses and other current assets	82	77
Total current assets	1,685	1,437

Property and equipment, net	348	355
Operating lease right of use assets	105	107
Goodwill	1,079	1,082
Intangible assets, net	912	965
Deferred tax assets	87	89
Other assets	27	30
Total assets	$4,243	$4,065

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$13	$18
Accounts payable	180	150
Contingent consideration and compensation liabilities	25	41
Accrued salaries and wages	151	182
Deferred consideration	—	67
Other accrued liabilities	100	133
Contract liabilities	232	219
Operating and finance leases	29	31
Total current liabilities	730	841

Long-term debt, less current portion	1,457	1,397
Contingent consideration and compensation liabilities	2	22
Operating and finance leases	81	96
Deferred tax liabilities	46	45
Other noncurrent liabilities	99	106
Total liabilities	2,415	2,507

Shareholders’ equity:
Preferred Shares, $0.0001 par value, 7 authorized shares, 4 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common shares, $0.0001 par value, 500 authorized shares, 201 shares and 168 shares issued at June 30, 2021 and December 31, 2020, respectively (includes 12 shares declared for stock dividend at December 31, 2020)	—	—
Additional paid-in capital	2,105	1,856
Accumulated deficit	(271)	(284)
Accumulated other comprehensive loss	(6)	(14)
Total shareholders’ equity	1,828	1,558
Total liabilities and shareholders’ equity	$4,243	$4,065

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$978	$889	$1,781	$1,747
Cost of revenues	746	715	1,368	1,411
Gross profit	232	174	413	336
Selling, general, and administrative expenses	185	147	368	335
Impairment of goodwill and intangible assets	—	—	—	208
Operating income (loss)	47	27	45	(207)
Interest expense, net	14	14	29	28
Loss on extinguishment of debt	9	—	9	—
Investment income and other, net	(6)	(11)	(9)	(14)
Other expense, net	17	3	29	14
Income (loss) before income taxes	30	24	16	(221)
Income tax provision (benefit)	9	(12)	3	(63)
Net income (loss)	$21	$36	$13	$(158)
Net income (loss) per common share:
Basic	$0.09	$0.18	$0.06	$(0.93)
Diluted	$0.09	$0.17	$0.06	$(0.93)
Weighted average shares outstanding:
Basic	201	169	197	170
Diluted	206	176	202	170

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$21	$36	$13	$(158)
Other comprehensive income (loss):
Fair value change - derivatives, net of tax (expense) benefit of ($3), $1, ($3), and $10, respectively	9	(3)	8	(30)
Foreign currency translation adjustment	4	6	—	—
Comprehensive income (loss)	$34	$39	$21	$(188)

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In millions, except share amounts)

	Preferred Shares Issued and Outstanding		Common Shares Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2020	4,000,000	$—	168,052,024	$—	$1,856	$(284)	$(14)	$1,558
Net loss	—	—	—	—	—	(8)	—	(8)
Fair value change - derivatives	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	(4)
Preferred Share dividend	—	—	12,447,912	—	—	—	—	—
Warrants exercised	—	—	19,994,203	—	230	—	—	230
Profit sharing plan contributions	—	—	630,109	—	13	—	—	13
Share-based compensation and other, net	—	—	157,979	—	3	—	—	3
Balance, March 31, 2021	4,000,000	$—	201,282,227	$—	$2,102	$(292)	$(19)	$1,791
Net income	—	—	—	—	—	21	—	21
Fair value change - derivatives	—	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Share-based compensation and other, net	—	—	(1,140)	—	3	—	—	3
Balance, June 30, 2021	4,000,000	$—	201,281,087	$—	$2,105	$(271)	$(6)	$1,828

	Preferred Shares Issued and Outstanding		Common Shares Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2019	4,000,000	$—	169,902,260	$—	$1,885	$(131)	$3	$1,757
Net loss	—	—	—	—	—	(194)	—	(194)
Fair value change - derivatives	—	—	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	—	—	(6)	(6)
Share cancellations	—	—	(608,016)	—	(6)	—	—	(6)
Share-based compensation	—	—	—	—	1	—	—	1
Balance, March 31, 2020	4,000,000	$—	169,294,244	$—	$1,880	$(325)	$(30)	$1,525
Net income	—	—	—	—	—	36	—	36
Fair value change - derivatives	—	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	—	6	6
Share-based compensation	—	—	—	—	1	—	—	1
Balance, June 30, 2020	4,000,000	$—	169,294,244	$—	$1,881	$(289)	$(27)	$1,565

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$13	$(158)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	39	41
Amortization	63	103
Impairment of goodwill and intangible assets	—	208
Deferred taxes	(1)	(50)
Share-based compensation expense	6	2
Profit-sharing expense	7	6
Non-cash lease expense	16	14
Loss on extinguishment of debt	9	—
Other, net	4	2
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(24)	78
Contract assets	(42)	(1)
Inventories	(5)	(3)
Prepaid expenses and other current assets	(2)	(28)
Accounts payable	30	—
Accrued liabilities and income taxes payable	(54)	2
Contract liabilities	13	44
Other assets and liabilities	(53)	(28)
Net cash provided by operating activities	19	232
Cash flows from investing activities:
Acquisitions, net of cash acquired	(12)	(5)
Purchases of property and equipment	(34)	(17)
Proceeds from sales of property, equipment, held for sale assets, and businesses	11	6
Net cash used in investing activities	(35)	(16)
Cash flows from financing activities:
Proceeds from long-term borrowings	350	1
Payments on long-term borrowings	(318)	(11)
Payments of debt issuance costs	(4)	—
Proceeds from warrant exercises	230	—
Payments of acquisition-related consideration	(70)	(86)
Restricted shares tendered for taxes	(1)	—
Net cash provided by (used in) financing activities	187	(96)
Effect of foreign currency exchange rate change on cash and cash equivalents	3	1
Net increase in cash and cash equivalents	174	121
Cash, cash equivalents, and restricted cash, beginning of period	515	256
Cash, cash equivalents, and restricted cash, end of period	$689	$377
Supplemental cash flow disclosures:
Cash paid for interest	$22	$25
Cash paid for income taxes, net of refunds	45	11
Accrued contingent consideration issued in business combinations	1	1
Shares issued to profit sharing plan	13	—

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

NOTE 2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements (the “Interim Statements”) include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These Interim Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. The unaudited condensed consolidated balance sheet as of December 31, 2020 was derived from audited financial statements for the year then ended but does not include all of the information and footnotes required by U.S. GAAP with respect to annual financial statements. In the opinion of management, the Interim Statements include all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the dates and periods presented. It is recommended that these Interim Statements be read in conjunction with the Company’s audited annual consolidated financial statements and accompanying footnotes thereto for the year ended December 31, 2020. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and highly liquid investments that have a maturity of three months or less when purchased. Restricted cash reflects collateral against certain bank guarantees. Restricted cash is reported as prepaid expenses and other current assets and other assets in the unaudited condensed consolidated balance sheets.

Investments

The Company holds investments in joint ventures which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company’s share of earnings from the joint ventures was $1 and $5 during the three months ended June 30, 2021 and 2020, respectively, and $2 and $7 during the six months ended June 30, 2021 and 2020, respectively. The earnings are recorded within investment income and other, net in the unaudited condensed consolidated statements of operations. The investment balances were $8 and $9 as of June 30, 2021 and December 31, 2020, respectively, and are recorded within other assets in the unaudited condensed consolidated balance sheets.

NOTE 3.  RECENT ACCOUNTING PRONOUNCEMENTS

See the recent accounting pronouncements discussion below for information pertaining to the effects of recently adopted and other recent accounting pronouncements as updated from the discussion in the Company’s 2020 audited consolidated financial statements included in the Company’s Form 10-K filed on March 24, 2021.

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

NOTE 4.  BUSINESS COMBINATIONS

The Company continually evaluates potential acquisitions that strategically fit within the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. Acquisitions are accounted for as business combinations using the acquisition method of accounting. As such, the Company makes a preliminary allocation of the purchase price to the tangible assets and identifiable intangible assets acquired and liabilities assumed. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Purchase price is allocated to acquired assets and liabilities assumed based upon their estimated fair values as determined based on estimates and assumptions deemed reasonable by the Company. The Company engages third-party valuation specialists to assist with preparation of critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Goodwill is attributable to the workforce of the acquired businesses, the complementary strategic fit and resulting synergies these businesses bring to existing operations, and the opportunities in new markets expected to be achieved from the expanded platform.

2021 Acquisitions

During the first six months of 2021, the Company completed several individually immaterial acquisitions for consideration transferred of $13, made up of cash paid at closing of $12 and accrued consideration of $1. The results of operations of these acquisitions are included in the Company’s unaudited condensed consolidated statement of operations from their respective dates of acquisition and were not material.

2020 Acquisitions

During 2020, the Company completed the acquisition of SK FireSafety (“SKG”) within the Safety Services segment and a number of other immaterial acquisitions for consideration transferred of $324, which includes a cash payment made at closing of $319, net of cash acquired, and $5 of accrued consideration that may be paid out in 1-2 years.

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

The Company has not finalized its accounting for all 2020 acquisitions that occurred during the fourth quarter of 2020. The areas of the purchase price allocation not yet finalized are primarily related to SKG and include the valuation of intangible assets and goodwill and income tax related matters. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. During Q2 2021, we recorded a measurement period adjustment, primarily related to intangible assets and goodwill, for which the resulting impact to amortization expense was immaterial. Based on preliminary estimates, the total amount of goodwill from the 2020 acquisitions expected to be deductible for tax purposes is $20. See Note 6 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

Cash paid at closing	$329
Deferred consideration	5
Total consideration	$334

Cash	$10
Other current assets	76
Property and equipment	12
Customer relationships	82
Trade names and trademarks	16
Contractual backlog	1
Goodwill	215
Other noncurrent assets	14
Current liabilities	(54)
Noncurrent liabilities	(38)
Net assets acquired	$334

The Company’s acquisition purchase agreements typically include deferred payment provisions, often to sellers who become employees of the Company. The provisions are made up of three general types of arrangements- contingent compensation and contingent consideration (both of which are contingent on the future performance of the acquired entity) and deferred payments related to indemnities. Contingent compensation arrangements are contingent on the former owner’s future employment with the Company, and the related amounts are recognized over the required employment period, which is typically three to five years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition and are paid over a three to five year period. The liability for deferred payments is recognized at the date of acquisition based on the Company’s best estimate and is typically payable over a twelve to twenty-four month period. Deferred payments are not contingent on any future performance or employment obligations and can be offset for working capital true-ups, and representations and warranty items.

The total contingent compensation arrangement liability was $15 and $39 at June 30, 2021 and December 31, 2020, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $46 and $85, inclusive of the $15 and $39, accrued as of June 30, 2021 and December 31, 2020, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the unaudited condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. For one of the Company’s contingent compensation arrangements, the liability is determined based on the Monte Carlo Simulation method. Compensation expense associated with these arrangements is recognized ratably over the required employment period.

The total liability for deferred payments was $11 and $16 at June 30, 2021 and December 31, 2020, respectively, and are included in contingent consideration and compensation liabilities in the unaudited condensed consolidated balance sheets for all periods presented.

NOTE 5.  REVENUE

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when or as control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. Revenue is primarily recognized by the Company over time utilizing the cost-to-cost measure of progress, consistent with the Company’s previous revenue recognition practices. Revenue recognized at a point in time relates primarily to distribution contracts and was not material for the three and six months ended June 30, 2021 and 2020, respectively.

Contracts with Customers

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

The Company disaggregates its revenue primarily by segment, service type, and country from which revenue is invoiced, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. Disaggregated revenue information is as follows:

	Three Months Ended June 30, 2021
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$403	$—	$—	$—	$403
Heating, Ventilation and Air Conditioning ("HVAC")	109	—	—	—	109
Infrastructure/Utility	—	201	—	—	201
Fabrication	—	59	—	—	59
Specialty Contracting	—	155	—	—	155
Transmission	—	—	51	—	51
Civil	—	—	17	—	17
Corporate and Eliminations	—	—	—	(17)	(17)
Net revenues	$512	$415	$68	$(17)	$978

	Three Months Ended June 30, 2020
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$298	$—	$—	$—	$298
HVAC	73	—	—	—	73
Infrastructure/Utility	—	215	—	—	215
Fabrication	—	33	—	—	33
Specialty Contracting	—	101	—	—	101
Transmission	—	—	116	—	116
Civil	—	—	18	—	18
Inspection	—	—	39	—	39
Corporate and Eliminations	—	—	—	(4)	(4)
Net revenues	$371	$349	$173	$(4)	$889

	Six Months Ended June 30, 2021
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$771	$—	$—	$—	$771
HVAC	207	—	—	—	207
Infrastructure/Utility	—	341	—	—	341
Fabrication	—	141	—	—	141
Specialty Contracting	—	254	—	—	254
Transmission	—	—	73	—	73
Civil	—	—	20	—	20
Corporate and Eliminations	—	—	—	(26)	(26)
Net revenues	$978	$736	$93	$(26)	$1,781

	Six Months Ended June 30, 2020
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$641	$—	$—	$—	$641
HVAC	154	—	—	—	154
Infrastructure/Utility	—	385	—	—	385
Fabrication	—	71	—	—	71
Specialty Contracting	—	193	—	—	193
Transmission	—	—	209	—	209
Civil	—	—	25	—	25
Inspection	—	—	76	—	76
Corporate and Eliminations	—	—	—	(7)	(7)
Net revenues	$795	$649	$310	$(7)	$1,747

	Three Months Ended June 30, 2021
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$422	$415	$59	$(17)	$879
Canada and Europe	90	—	9	—	99
Net revenues	$512	$415	$68	$(17)	$978

	Three Months Ended June 30, 2020
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$337	$349	$170	$(4)	$852
Canada and Europe	34	—	3	—	37
Net revenues	$371	$349	$173	$(4)	$889

	Six Months Ended June 30, 2021
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$805	$736	$80	$(26)	$1,595
Canada and Europe	173	—	13	—	186
Net revenues	$978	$736	$93	$(26)	$1,781

	Six Months Ended June 30, 2020
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$713	$649	$301	$(7)	$1,656
Canada and Europe	82	—	9	—	91
Net revenues	$795	$649	$310	$(7)	$1,747

The Company’s contracts with its customers generally require significant services to integrate complex activities and equipment into a single deliverable and are, therefore, generally accounted for as a single performance obligation to provide a single contracted service for the duration of the project. For contracts with multiple performance obligations, the transaction price of a contract is allocated to each performance obligation and recognized as revenue when or as the performance obligation is satisfied using the estimated stand-alone selling price of each distinct good or service. The stand-alone selling price is estimated using the expected cost plus a margin approach for each performance obligation. The aggregate amount of transaction price allocated to the performance obligations that are unsatisfied as of June 30, 2021, was $1,251.

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

Variable consideration

Transaction prices for customer contracts may include variable consideration which comprises items such as early completion bonuses and liquidated damages provisions. Management estimates variable consideration for a performance obligation utilizing estimation methods believed to best predict the amount of consideration to which the Company will be entitled. Variable consideration is included in the transaction price only to the extent it is probable, in the Company’s judgment, that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

Changes in the estimates of transaction prices are recognized in revenue on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates may also result in the reversal of previously recognized revenue if the ultimate outcome differs from the Company’s previous estimate. For the three and six months ended June 30, 2021 and 2020, there were no significant reversals of revenue recognized associated with the revision of transaction prices. The Company typically does not incur any returns, refunds or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of performance.

Contract Assets and Liabilities

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

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from the Company’s projects when revenue is recognized under the cost-to-cost measure of progress and exceeds the amounts invoiced to the Company’s customers, as the amounts cannot be billed under the terms of the Company’s contracts. In addition, many of the Company’s time and material arrangements are billed in arrears pursuant to contract terms, resulting in contract assets being recorded as revenue is recognized in advance of billings.

The Company utilizes the practical expedient under ASC 606 and does not adjust for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of performance for the Company’s services. As of June 30, 2021, none of the Company’s contracts contained a significant financing component. Contract liabilities from the Company’s contracts arise when amounts invoiced to the Company’s customers exceed revenues recognized under the cost-to-cost measure of progress. Contract liabilities also include advance payments from the Company’s customers on certain contracts. Contract liabilities decrease as the Company recognizes revenue from the satisfaction of the related performance obligation. Contract assets and liabilities are classified as current in the unaudited condensed consolidated balance sheets as all amounts are expected to be relieved within one year.

The opening and closing balances of accounts receivable, net of allowances, contract assets and contract liabilities from contracts with customers as of June 30, 2021 and December 31, 2020 are as follows:

	Accounts receivable, net of allowances	Contract Assets	Contract Liabilities
Balance as of June 30, 2021	$664	$184	$232
Balance as of December 31, 2020	639	142	219

The Company did not recognize significant revenue associated with the final settlement of contract value for any projects that were completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At June 30, 2021 and December 31, 2020, retentions receivable were $112 and $122, respectively, while the portions that may not be received within one year were $20 and $26, respectively. There were no other significant changes due to business acquisitions or significant changes in estimates of contract progress or transaction price. There were no significant impairments of contract assets recognized during the period.

Costs to Obtain or Fulfill a Contract

The Company generally does not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. The Company may incur certain fulfilment costs such as initial design or mobilization costs which are capitalized if: (i) they relate directly to the contract; (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract; and (iii) are expected to be recovered through revenues generated under the contract. Such costs, which are amortized over the life of the respective project, were not material for any period presented.

NOTE 6.  GOODWILL AND INTANGIBLES

Goodwill

The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2021 are as follows:

	Safety Services	Specialty Services	Industrial Services	Total Goodwill
Goodwill as of December 31, 2020	$906	$172	$4	$1,082
Acquisitions	7	5	—	12
Measurement period adjustments and other (1)	(14)	(1)	—	(15)
Goodwill as of June 30, 2021	$899	$176	$4	$1,079

(1)

Measurement period adjustments related to the purchase accounting for SKG and finalization of certain immaterial acquisitions in 2020 (see Note 4 – “Business Combinations”). Other includes fluctuations due to foreign currency translation.

As of June 30, 2021, the Company has recorded accumulated goodwill impairment charges of $193, including $83 in the Safety Services segment, $52 in the Specialty Services segment, and $58 in the Industrial Services segment.

During 2020, while the Company’s services were largely deemed essential under various governmental orders, the Company did experience negative impacts from COVID-19 on its operations including impacts from the Company’s suppliers, other vendors, and customer base. In addition to the impacts of COVID-19, the Company was also impacted by a significant decline in demand and volatility in oil prices as some of the Company’s services involve work within the energy industry. As a result of these factors and the significant decline in the Company’s market capitalization during the first quarter 2020, the Company concluded an impairment triggering event had occurred for all of its reporting units and performed impairment tests for its goodwill and recoverability tests for its long-lived assets, which primarily include finite-lived intangible assets, property and equipment and right of use lease assets. During the first quarter of 2020, based on preliminary carrying values from the October 1, 2019 acquisition of APi Group, Inc. (“APi Acquisition”), the Company determined goodwill was impaired as the preliminary carrying values of some reporting units exceeded fair values. The Company recorded an impairment charge to goodwill of $203 based on preliminary carrying values. During the third quarter of 2020 when purchase accounting was finalized, the impairment charge was finalized at $197.

Intangibles

The Company’s identifiable intangible assets are comprised of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	1.3	$100	$(95)	$5
Customer relationships	6.6	833	(170)	663
Trade names	13.5	275	(31)	244
Total		$1,208	$(296)	$912

	December 31, 2020
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	1.6	$101	$(92)	$9
Customer relationships	7.0	823	(119)	704
Trade names	13.8	274	(22)	252
Total		$1,198	$(233)	$965

Amortization expense recognized on identifiable intangible assets are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$2	$23	$3	$45
Selling, general, and administrative expense	30	28	60	58
Total intangible asset amortization expense	$32	$51	$63	$103

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

During the year ended December 31, 2020, the Company finalized the fair value of goodwill and intangible assets related to the APi Acquisition. The measurement period adjustments recorded during the year ended December 31, 2020 resulted in a cumulative reversal to amortization expense that had been recorded earlier in the year. If the final intangible assets fair values had been known at the date of the APi Acquisition, amortization expense would have decreased by $5 and $10 for the three and six months ended June 30, 2020, to $46 and $93, respectively.

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

Recurring Fair Value Measurements

The Company’s financial assets and liabilities (adjusted to fair value at least quarterly) are derivative instruments which are primarily included in other noncurrent liabilities and contingent consideration which is primarily included in contingent consideration and compensation liabilities in the unaudited condensed consolidated balance sheets.

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of June 30, 2021 and December 31, 2020:

	Fair Value Measurements at June 30, 2021
Assets (Liabilities)	Level 1	Level 2	Level 3	Total
Derivatives designated as effective hedges
Interest rate swaps	$—	$(24)	$—	$(24)
Cross currency swaps	—	—	—	—
Net investment hedges	—	1	—	1
Contingent consideration obligations	—	—	(1)	(1)
	$—	$(23)	$(1)	$(24)

	Fair Value Measurements at December 31, 2020
Assets (Liabilities)	Level 1	Level 2	Level 3	Total
Derivatives designated as effective hedges
Interest rate swaps	$—	$(35)	$—	$(35)
Derivatives not designated as effective hedges
Foreign currency contracts	—	(9)	—	(9)
Contingent consideration obligations	—	—	(7)	(7)
	$—	$(44)	$(7)	$(51)

The Company determines the fair value of its interest rate swaps (“Derivatives”) using standard pricing models and market-based assumptions for all inputs such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2.

The value of the contingent consideration obligations is determined using a probability-weighted discounted cash flow method. This fair value measurement is based on unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., potential payment amounts, length of measurement periods, manner of calculating any amounts due) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows, and a discount rate. Depending on the contractual terms of the purchase agreement, the probability of achieving future cash flows or earnings generally represent the only significant unobservable inputs. The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Six Months Ended June 30, 2021
Balance as of December 31, 2020	$7
Issuances	—
Settlements	(6)
Adjustments to fair value	—
Balance as of June 30, 2021	$1
Number of open contingent consideration arrangements at the end of period	2
Maximum potential payout at end of period	$2

At June 30, 2021, the remaining open contingent consideration arrangements are set to expire at various dates through 2024. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three and six months ended June 30, 2021.

Fair Value Estimates

The following table presents the carrying amount and fair value of the Company’s non-variable interest rate debt (“Senior Notes,” as defined in Note 10 – “Debt”), including current portion and excluding unamortized debt issuance costs, which is estimated by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying values of variable interest rate long-term debt, including current portions, approximate their fair values because of the variable interest rates of these instruments, which generally are reset monthly.

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$350	$348	$—	$—

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

At June 30, 2021, the Company had a $720 notional amount interest rate swap that fixes the London Interbank Offering Rate (“LIBOR”) at 1.62%. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to the Company’s forecasted variable interest payments and has a maturity date of October 2024.

The fair value of the interest rate swap designated as an effective hedge was a liability of $24 as of June 30, 2021 and a liability of $35 as of December 31, 2020. The decrease in the liability was primarily driven by changes in the applicable forward yield curves related to the LIBOR. The Company is not party to any derivatives that require collateral to be posted prior to settlement.

Foreign Currency Contracts

The Company used foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At June 30, 2021, the Company had no foreign currency contracts outstanding that are not designated as effective hedges for accounting purposes. Fair market value gains or losses on foreign currency contracts not designated as hedges were included in the results of operations and are classified in other (income) expense, net in the unaudited condensed consolidated statement of operations.

The Company recognized income of $0 and $1 in other (income) expense, net, during the three and six months ended June 30, 2021, respectively, and $0 during the three and six months ended June 30, 2020 related to derivatives that are not designated as hedging instruments.

As of December 31, 2020, foreign currency contracts carried a liability balance of $9 and an asset balance of less than $1.

Cash Flow Hedging

Currency exchange contracts utilized to maintain the functional currency value of expected financial transactions denominated in foreign currencies are designated as cash flow hedges. Gains and losses related to changes in the market value of these contracts are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) within shareholders’ equity in the unaudited condensed consolidated balance sheets and reclassified to earnings in the same line item in the unaudited condensed consolidated statements of operations and in the same period as the recognition of the underlying hedged transaction. The Company periodically assesses whether its currency exchange contracts are effective, and when a contract is determined to be no longer effective as a hedge, the Company discontinues hedge accounting prospectively.

During the first quarter of 2021, the Company entered into cross-currency swaps with gross notional U.S. dollar equivalent amount of $120. The fair value of the cross-currency swaps was a liability of less than $1 as of June 30, 2021.

Net Investment Hedge

The Company has net investments in foreign subsidiaries subject to changes in foreign currency exchange rates. During the first quarter 2021, the Company entered into a $230 notional cross currency swap designated as a net investment hedge for a portion of the Company’s net investments in Euro-denominated subsidiaries. Gains and losses resulting from a change in fair value of the net investment hedge are offset by gains and losses on the underlying foreign currency exposure and included in AOCI in the unaudited condensed consolidated balance sheets. The fair value of the net investment hedge was an asset of $1 as of June 30, 2021.

NOTE 9.  PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of June 30, 2021 and December 31, 2020 are as follows:

	Estimated Useful Lives (In Years)	June 30, 2021	December 31, 2020
Land	N/A	$27	$26
Building	39	81	76
Machinery and equipment	2-20	231	217
Autos and trucks	5-10	99	92
Office equipment	3-7	24	24
Leasehold improvements	1-15	15	14
Total cost		477	449
Accumulated depreciation		(129)	(94)
Property and equipment, net		$348	$355

Depreciation expense related to property and equipment, including finance leases, was $20 and $23 during the three months ended June 30, 2021 and 2020, respectively, and $39 and $41 during the six months ended June 30, 2021 and 2020, respectively. Depreciation expense is included within cost of revenues and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

During the second quarter of 2020, the Company finalized the fair values of property and equipment acquired in the APi Acquisition. These measurement period adjustments resulted in a cumulative adjustment to depreciation expense. If the property and equipment fair values had been known at the date of the APi Acquisition, depreciation expense would have increased by $2 to $43 for the six months ended June 30, 2020.

NOTE 10.  DEBT

Debt obligations consist of the following:

	Maturity Date	June 30, 2021	December 31, 2020
Term Loan Facility
Revolving Credit Facility	October 1, 2024	$—	$—
2019 Term Loan	October 1, 2026	1,140	1,188
2020 Term Loan	October 1, 2026	—	250
Senior Notes	July 15, 2029	350	—
Other Obligations		2	5
Total debt obligations		1,492	1,443
Less: unamortized deferred financing costs		(22)	(28)
Total debt, net of deferred financing costs		1,470	1,415
Less: short-term and current portion of long-term debt		(13)	(18)
Long-term debt		$1,457	$1,397

During the second quarter of 2021, APi Group DE, Inc, a wholly-owned subsidiary, completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (“Senior Notes”) issued under an indenture dated June 22, 2021 (the “Indenture”). The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s existing and future domestic subsidiaries. The Company used the net proceeds from the sale of the Senior Notes to repay the $250 million 2020 Term Loan, prepay a portion of the 2019 Term Loan and fund general corporate purposes. In connection with the repayment of the 2020 Term Loan and prepayment on the 2019 Term Loan, the Company incurred a loss on debt extinguishment of $9 related to unamortized debt issuance costs, which was recorded within loss on debt extinguishment in the unaudited condensed consolidated statements of operations.

The Senior Notes contain customary terms and provisions (including representations, covenants, and conditions). Certain covenants, among other things, restrict the Company's and its subsidiaries' ability to incur indebtedness, grant liens, make investments and sell assets. The Senior Notes also contain customary events of default, covenants, and representations and warranties. Financial covenants include: a senior secured leverage ratio no greater than 3.5 to 1.0, a total net leverage ratio of 3.0 to 1.0, and a fixed charge coverage ratio of 2.0 to 1.0.

As of June 30, 2021, there was $1,140 of principal outstanding under the 2019 Term Loan. As of June 30, 2021, the Company had a 5-year interest rate swap with respect to $720 of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a fixed rate of 1.62% per annum. Accordingly, the Company’s fixed interest rate per annum on the swapped $720 notional value of the 2019 Term Loan is 4.12% through its maturity. The remaining $420 of the 2019 Term Loan balance is bearing interest at 2.59% per annum based on one-month LIBOR plus 250 basis points. In addition, during the first quarter 2021, the Company entered into a cross currency interest rate swap with a notional value of $230. The swap reduces the Company’s interest expense by approximately $3 annually and reduces its overall effective interest rate by approximately 20 basis points.

The interest rate applicable to borrowings under the $300 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25%, or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25%.

At June 30, 2021 and December 31, 2020, the Company had no amounts outstanding under the Revolving Credit Facility, and $227 and $230 was available at June 30, 2021 and December 31, 2020, respectively, after giving effect to $73 and $70 of outstanding letters of credit.

As of June 30, 2021 and December 31, 2020, the Company was in compliance with all applicable debt covenants.

As of June 30, 2021 and December 31, 2020, the Company had $2 and $5 in notes outstanding, respectively, for the acquisition of equipment and vehicles.

Note 11.  Income Taxes

The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items. The Company’s effective tax rate was 28.9% and (49.0)% for the three months ended June 30, 2021 and 2020, respectively, and 17.0% and 28.5% for the six months ended June 30, 2021 and 2020, respectively. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the six months ended June 30, 2021 is due to nondeductible permanent items, state taxes, and taxes on foreign earnings in jurisdictions that have higher tax rates.

As of June 30, 2021, the Company’s deferred tax assets included a valuation allowance of $4 primarily related to certain deferred tax assets of the Company’s foreign subsidiaries and a capital loss carryforward in the U.S. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of June 30, 2021, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $0, $15 and $9, respectively. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2024. The foreign net operating losses generally have carryback periods of three years, carryforward periods of twenty years, or are indefinite and begin to expire in 2034.

The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities in the unaudited condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the income statement. As of June 30, 2021 and December 31, 2020, the total gross unrecognized tax benefits were $3 and $2, respectively. The Company had accrued gross interest and penalties as of June 30, 2021 and December 31, 2020 of $1 and $1, respectively. During the three and six months ended June 30, 2021 and 2020, the Company recognized net interest expense of $0 for all periods.

If all of the Company’s unrecognized tax benefits as of June 30, 2021 were recognized, $2 would impact the Company’s effective tax rate. The Company expects $1 of unrecognized tax benefits to expire in the next twelve months due to lapses in the statute of limitations.

As of June 30, 2021, with few immaterial exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2014. The U.S. federal jurisdiction exam for the period ended December 31, 2017 is expected to close in the third quarter and is not expected to have a material impact on the consolidated financial statements. There are various other audits in state and foreign jurisdictions. No adjustments have been proposed and the Company does not expect the results of the audits to have a material impact on the consolidated financial statements.

On December 27, 2020, the Consolidated Appropriations Act was signed into law, which included a temporary provision that allows for a 100 percent deduction for business meals expenses purchased from a restaurant between December 31, 2020, and January 1, 2023. The tax law changes in the Consolidated Appropriations Act did not have a material impact on the Company’s quarterly income tax provision.

Note 12.  Employee Benefit Plans

Certain Company subsidiaries, including certain subsidiaries in Canada, contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within costs of revenue. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $24 and $19 during the three months ended June 30, 2021 and 2020, respectively and $43 and $40 during the six months ended June 30, 2021 and 2020, respectively.

The Company also has a trustee-administered profit sharing retirement plan covering substantially all employees not covered by collective bargaining agreements and also adopted a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors. The Company recognized $4 and $3 in expense during the three months ended June 30, 2021 and 2020, respectively and $7 and $6 in expense during the six months ended June 30, 2021 and 2020, respectively, in connection with these plans.

Effective January 1, 2021, most of the Company’s employees in the U.S and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than $10,000 of common stock in a year under the ESPP. During the three and six months ended June 30, 2021, the Company has recognized $1 and $2 of expense, respectively, related to the ESPP.

Note 13.  Related-Party Transactions

An annual dividend for Preferred Shares was declared as of December 31, 2020 and settled in shares during January 2021. The Company issued 12.4 million shares to Mariposa Acquisition IV, LLC, a related entity that is controlled by the co-chairperson of the Company’s Board of Directors. In addition, the Company incurred advisory fees of $1 during both the three months ended June 30, 2021 and 2020, respectively, and $2 during both the six months ended June 30, 2021 and 2020, payable to Mariposa Capital, LLC, an entity owned by the co-chairperson of the Company’s Board of Directors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings (loss) per common share:
Net income (loss)	$21	$36	$13	$(158)
Less income attributable to Preferred Shares	(3)	(6)	(2)	—
Net income (loss) attributable to common shareholders - basic	$18	$30	$11	$(158)

Weighted average shares outstanding - basic	201,281,939	169,294,244	196,782,691	169,558,163
Basic earnings (loss) per common share	$0.09	$0.18	$0.06	$(0.93)

Diluted earnings (loss) per common share:
Net income (loss)	$21	$36	$13	$(158)
Less income attributable to Preferred Shares	(3)	(6)	(2)	—
Net income (loss) attributable to common shareholders - diluted	$18	$30	$11	$(158)

Weighted average shares outstanding - basic	201,281,939	169,294,244	196,782,691	169,558,163
Dilutive securities:
RSUs, warrants and stock options (1)	660,735	483,162	2,302,651	—
Shares issuable pursuant to the annual Preferred Share dividend (2)	4,435,765	6,481,822	3,409,844	—
Weighted average shares outstanding - diluted	206,378,439	176,259,228	202,495,186	169,558,163
Diluted earnings (loss) per common share	$0.09	$0.17	$0.06	$(0.93)

(1)

For all periods presented, 4,000,000 Preferred Shares, which are convertible to the same number of common shares, have been excluded from the calculation of diluted shares, as their inclusion would be anti-dilutive. For the three months ended June 30, 2020, 162,500 stock options to purchase the same number of common shares and 21,515,359 common shares that would be issuable upon exercise of 64,546,077 warrants exercisable to purchase common shares on a 3:1 basis (21,515,359 ordinary share equivalents) for which the exercise price exceeded the average market price, have been excluded from the calculation of diluted shares, as their inclusion would be anti-dilutive.

(2)

For the three and six months ended June 30, 2021, and the three months ended June 30, 2020, dilutive securities include common share equivalents which represent the annual dividend, payable in common shares, that Preferred Shares would be entitled to receive assuming that the volume weighted average price of the Company’s common shares for the last ten trading days of the period would be the same average price during the last ten trading days of the calendar year. The annual dividend amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 141,194,638 shares (the “Annual Dividend Amount”). During 2020, the Annual Dividend Amount was calculated based on the Company’s share price appreciation over the initial offering price of $10.00. During 2021, the Annual Dividend Amount was calculated based on the Company’s share price appreciation over the highest price previously used in calculating the Annual Dividend Amount of $17.8829.

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

The Safety Services segment focusing on end-to-end integrated occupancy systems (fire protection solutions, HVAC and entry systems), including design, installation, inspection and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial and special-hazard settings.

The Specialty Services segment provides a variety of infrastructure services and specialized industrial plant services, which includes maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer and telecommunications infrastructure. This segment’s services include engineering and design, fabrication, installation, maintenance service and repair, and retrofitting and upgrading. Customers within this segment vary from private and public utilities, communications, healthcare, education, transportation, manufacturing, industrial plants and governmental agencies throughout the United States.

The Industrial Services segment provides a variety of services to the energy industry focused on transmission and distribution. This segment’s services include pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance

The accounting policies of the reportable segments are the same as those described in Note 2 – “Basis of Presentation and Significant Accounting Policies.” All intercompany transactions and balances are eliminated in consolidation. Intercompany revenues and costs between entities within a reportable segment are eliminated to arrive at segment totals and eliminations between segments are separately presented. Corporate results include amounts related to corporate functions such as administrative costs, professional fees, acquisition-related transaction costs (exclusive of acquisition integration costs, which are included within the segment results of the acquired businesses), and other discrete items.

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

Summarized financial information for the Company’s reportable segments is presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income to EBITDA. The tables below may contain slight summation differences due to rounding:

	Three Months Ended June 30, 2021
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$512	$415	$68	$(17)	$978
EBITDA Reconciliation
Operating income (loss)	$52	$32	$(8)	$(29)	$47
Plus:
Investment income and other, net	2	1	2	1	6
Loss on extinguishment of debt	—	—	—	(9)	(9)
Depreciation	1	10	7	2	20
Amortization	18	12	2	—	32
EBITDA	$73	$55	$3	$(35)	$96
Total assets	$2,141	$1,023	$262	$817	$4,243
Capital expenditures	1	10	5	—	16

	Three Months Ended June 30, 2020
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$371	$349	$173	$(4)	$889
EBITDA Reconciliation
Operating income (loss)	$22	$22	$4	$(21)	$27
Plus:
Investment income and other, net	4	6	—	1	11
Depreciation	(1)	16	9	(1)	23
Amortization	24	18	8	1	51
EBITDA	$49	$62	$21	$(20)	$112
Total assets	$1,655	$1,155	$441	$519	$3,770
Capital expenditures	—	3	2	1	6

	Six Months Ended June 30, 2021
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$978	$736	$93	$(26)	$1,781
EBITDA Reconciliation
Operating income (loss)	$97	$29	$(23)	$(58)	$45
Plus:
Investment income and other, net	5	2	2	—	9
Loss on extinguishment of debt	—	—	—	(9)	(9)
Depreciation	3	21	12	3	39
Amortization	33	23	6	1	63
EBITDA	$138	$75	$(3)	$(63)	$147
Total assets	$2,141	$1,023	$262	$817	$4,243
Capital expenditures	2	21	11	—	34

	Six Months Ended June 30, 2020
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$795	$649	$310	$(7)	$1,747
EBITDA Reconciliation
Operating income (loss)	$12	$(114)	$(54)	$(51)	$(207)
Plus:
Investment income and other, net	5	8	—	1	14
Depreciation	2	24	13	2	41
Amortization	48	36	17	2	103
EBITDA	$67	$(46)	$(24)	$(46)	$(49)
Total assets	$1,655	$1,155	$441	$519	$3,770
Capital expenditures	1	9	6	1	17

Note 16.  SUBSEQUENT EVENTS

During July 2021, the Company completed an acquisition within the Safety Services segment for a purchase price of $34, primarily made up of cash paid at closing, and also closed several other individually immaterial acquisitions.

On July 27, 2021, the Company announced it has entered into a definitive agreement to acquire the Chubb Limited (“Chubb”) fire and security business from Carrier Global Corporation for an enterprise value of $3,100, which is comprised of $2,900 cash and approximately $200 of assumed liabilities, and other adjustments. The transaction is expected to be funded through a combination of cash on hand, perpetual preferred equity financing, and debt, and is expected to close around year-end 2021.

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

These forward-looking statements are based on our current expectations and assumptions and on information currently available to management and include, among others, statements regarding, as of the date such statements are made:

•	our expectations regarding the impact of the COVID-19 pandemic on our business, including the seasonal and cyclical volatility of our business, and future financial results;
•	our beliefs regarding the recurring and repeat nature of our business and its impact on our cash flows and organic growth opportunities;
•	our expectations regarding industry trends and their impact on our business, and our ability to capitalize on the opportunities presented in the markets we serve;
•	our intent to continue to grow our business, both organically and through acquisitions, and our beliefs regarding the impact of our business strategies on our growth;
•	our beliefs regarding our customer relationships;
•	our beliefs regarding market risk and our ability to mitigate that risk;
•	our expectations and beliefs regarding accounting and tax matters;
•	our expectations regarding future capital expenditures;
•	our expectations regarding the pending acquisition of the Chubb fire and security business, including the timing for closing and the sources of financing for the consideration; and
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

These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report and in our Annual Report on Form 10-K, filed on March 24, 2021, including those described under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in such Form 10-K, and other filings we make with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the following:

•	the impact of the COVID-19 pandemic on our business, markets, supply chain, customers and workforce, on the credit and financial markets, and on the global economy generally;
•	adverse developments in the credit markets that could adversely affect funding of construction projects;
•	the ability and willingness of customers to invest in infrastructure projects;
•	a decline in demand for our services or for the products and services of our customers;
•	the fact our revenues are derived primarily from contracts with durations of less than six months and the risk that customers will not renew or enter into new contracts;
•	our ability to successfully acquire other businesses, successfully integrate acquired businesses into our operations and manage the risks and potential liabilities associated with those acquisitions;
•	the impact of our regional, decentralized business model on our ability to execute on our business strategies and operate our business successfully;
•	our ability to compete successfully in the industries and markets we serve;
•	our ability to properly manage and accurately estimate costs associated with specific customer projects, in particular for arrangements with fixed price terms;

•	increases in the cost, or reductions in the supply, of the materials we use in our business and for which we bear the risk of such increases;
•	our relationship with our employees, a large portion of which are covered by collective bargaining arrangements, and our ability to effectively manage and utilize our workforce;
•	the inherently dangerous nature of the services we provide and the risks of potential liability;
•	the impact of customer consolidation;
•	the loss of the services of key senior management personnel and the availability of skilled personnel;
•	the seasonality of our business and the impact of weather conditions;
•	the variability of our operating results between periods and the resulting difficulty in forecasting future operating results;
•	the impact of the COVID-19 pandemic on our accounting estimates and assumptions;
•	litigation that results from our business, including costs related to any damages we may be required to pay as a result of general liability or workmanship claims brought by our customers;
•	the impact of health, safety and environmental laws and regulations, and the costs associated with compliance with such laws and regulations;
•	our substantial level of indebtedness and the effect of restrictions on our operations set forth in the documents that govern such indebtedness;
•	our ability to successfully complete the pending acquisition of the Chubb fire and security business, including obtaining the necessary regulatory approvals and financing for the consideration; and
•	our compliance with certain financial maintenance covenants in our credit agreement and the effect on our liquidity of any failure to comply with such covenants.

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

We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). To supplement our financial results presented in accordance with U.S. GAAP in this MD&A section, we present EBITDA, which is a non-U.S. GAAP financial measure, to assist readers in understanding our performance and provide an additional perspective on trends and underlying operating results on a period-to-period comparable basis. Non-U.S. GAAP financial measures either exclude or include amounts not reflected in the most directly comparable measure calculated and presented in accordance with U.S. GAAP. Where a non-U.S. GAAP financial measure is used, we have provided the most directly comparable measure calculated and presented in accordance with U.S. GAAP, a reconciliation to the U.S. GAAP measure and a discussion of the reasons why management believes this information is useful to it and may be useful to investors.

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

We focus on growing our recurring revenue and repeat business from our diversified long-standing customers across a variety of end markets, which we believe provides us with stable cash flows and a platform for organic growth. Maintenance and service revenues are generally more predictable through contractual arrangements with typical terms ranging from days to three years, with the majority having durations of less than six months and are often recurring due to consistent renewal rates and long-standing customer relationships.

For financial information about our operating segments, see Note 15 – “Segment Information” to our unaudited condensed consolidated financial statements included herein.

Certain Factors and Trends Affecting our Results of Operations

Effect of Seasonality and Cyclical Nature of Business

Our net revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather and include impacts of customer spending patterns, bidding seasons, project schedules, holidays and timing, in particular, for large, non-recurring projects. Typically, our net revenues are lowest in the first quarter during the winter months in North America because cold, snowy or wet conditions can cause project delays. Continued cold and wet weather can often affect second quarter productivity. Net revenues are generally higher during the summer and fall months during the third and early fourth quarter, due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate. In the fourth quarter, many projects tend to be completed by customers seeking to spend their capital budgets before the end of the year, which generally has a positive effect on our net revenues. However, the holiday season and inclement weather can cause delays, which can reduce net revenues and increase costs on affected projects.

Additionally, the industries we serve can be cyclical. Fluctuations in end-user demand within those industries, or in the supply of services within those industries, can affect demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations or unanticipated changes in project schedules in connection with large projects can create fluctuations in net revenues.

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

Recent Developments

Acquisitions

During the first six months of 2021 we completed several individually immaterial acquisitions for aggregate consideration of $13 million, made up of cash paid at closing of $12 million and accrued consideration of $1 million. The results of operations of these acquisitions are included in our unaudited condensed consolidated statement of operations from their respective dates of acquisition and were not material. See Note 4 – “Business Combinations” for further details.

On July 27, 2021, we announced we have entered into a definitive agreement to acquire the Chubb Limited (“Chubb”) fire and security business from Carrier Global Corporation for an enterprise value of $3,100 million, which is comprised of $2,900 million cash and approximately $200 million of assumed liabilities, and other adjustments. The transaction is expected to be funded through a combination of cash on hand, perpetual preferred equity financing, and debt and is expected to close around year-end 2021.

COVID-19 Update

We continue to monitor short and long-term impacts of COVID-19, a global pandemic that has caused a significant slowdown in the global economy beginning in March 2020 and continues to impact the global economy as countries experience surges of COVID-19. To date, the services we provide have been deemed to be essential in most instances under various governmental orders. However, as the COVID-19 situation has continued to evolve, we have seen impacts on our work due to the domino effects of various local, state and national governmental orders, including but not limited to, reduced efficiency in performing our work while adhering to physical distancing protocols demanded by COVID-19, customers deferring inspection and service projects, and temporary shutdowns of active projects as customers work through COVID-19 related matters. As a result, we are experiencing delays in certain projects and disruptions to the flow of our work to meet COVID-19 working protocols. Although we are actively quoting new work for customers, should the macro economy continue to be negatively impacted by the COVID-19 pandemic or worsen due to surges in cases, it is possible additional projects could be delayed indefinitely or cancelled, or that we may not be allowed access to our customers’ facilities to perform inspection and service projects. In addition, the effects of the COVID-19 pandemic have resulted and could continue to result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions.

New or renewed shelter-in-place orders, closures or other mitigation efforts, and outbreaks in jurisdictions in which we operate or at our project or work sites, could have a material negative impact on our net revenues and earnings. If a large number of our employees who are located in a particular jurisdiction or are working on a project or work site are exposed to or infected with COVID-19 and we are unable to hire qualified personnel due to labor shortages and other impacts of the COVID-19 outbreak, we may be required to delay projects or the provision of our services for a period of time. This could negatively impact our net revenues, have a material adverse impact on our operating results, and cause harm to our reputation.

Generally, during the latter half of 2020 and continuing into first half of 2021, we saw indications of stabilizing and some volume improvements as our teams and customers adapted to working in the COVID-19 environment and with the easing of some shelter-in-place orders as vaccination rates improve. There can be no assurance that this trend, which would allow us to recover prior year volume levels, will continue in a positive manner.

We have begun to experience supply chain disruptions, which are negatively impacting the source and supply of materials needed for our business. The continued impact of COVID-19 on our vendors is evolving and could continue to make it difficult to obtain needed materials and at reasonable prices. We also implemented a preemptive cost reduction plan, which saved both expense and cash in 2020. As COVID-19 restrictions were easing and volumes were increasing from earlier lows, the majority of these cost reductions were reinstated in the fourth quarter of 2020.

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

Recent Accounting Pronouncements

A summary of recent accounting pronouncements is included in Note 3 – “Recent Accounting Pronouncements” to our unaudited condensed consolidated financial statements included herein.

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

Revenue from time and material contracts is recognized as the services are provided. Revenue earned is based on total contract costs incurred plus an agreed upon markup. Revenue for these cost-plus contracts is recognized over time on an input basis as labor hours are incurred, materials are utilized, and services are performed. Revenue from wholesale or retail unit sales is recognized at a point-in-time upon shipment.

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

Results of Operations

The following is a discussion of our financial condition and results of operations during the three and six months ended June 30, 2021 and the three and six months ended June 30, 2020.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

	Three Months Ended June 30,		Change
($ in millions)	2021	2020	$	%
Net revenues	$978	$889	$89	10.0%
Cost of revenues	746	715	31	4.3%
Gross profit	232	174	58	33.3%
Selling, general, and administrative expenses	185	147	38	25.9%
Operating income	47	27	20	74.1%
Interest expense, net	14	14	—	—
Loss on extinguishment of debt	9	—	9	NM
Investment income and other, net	(6)	(11)	5	45.5%
Other expense, net	17	3	14	466.7%
Income before income taxes	30	24	6	25.0%
Income tax provision (benefit)	9	(12)	21	175.0%
Net income	$21	$36	$(15)	(41.7)%

NM = Not meaningful

Net revenues

Net revenues for the three months ended June 30, 2021 were $978 million compared to $889 million for the same period in 2020, an increase of $89 million or 10.0%. The increase in net revenues was primarily driven by significant increases in both the Safety and Specialty Services segments resulting from general market recoveries. In the second quarter of 2020, both segments experienced poor market conditions resulting from the negative impact of the COVID-19 pandemic. In addition, the Safety Services segment also benefited from additional revenues from acquisitions completed in the previous 12 months. These increases were partially offset by a decline in the Industrial Services segment, which was impacted by the sale of two businesses that accounted for $40 million in revenue during the second quarter of 2020 and difficult market conditions.

Gross profit

The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2021	2020	$	%
Gross profit	$232	$174	$58	33.3%
Gross margin	23.7%	19.6%

Our gross profit for the three months ended June 30, 2021 was $232 million compared to $174 million for the same period in 2020, an increase of $58 million, or 33.3%. Gross margin was 23.7%, an increase of 410 basis points compared to prior year, primarily due to a $21 million decrease in backlog amortization expense, which positively impacted the rate by 210 basis points. Also driving the improvement was a favorable mix from higher volumes in more profitable segments. Additionally, we divested two lower margin businesses during 2020 in our Industrial Services segment which contributed 80 basis points to the improvement. These increases were partially offset by project delays due to supply chain disruptions and downward pressure on margins caused by the impact of inflation, which we have not been able to fully recover in the short term.

Operating expenses

The following table presents operating expenses and operating margin (operating income as a percentage of net revenues) for the three months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2021	2020	$	%
Selling, general, and administrative expenses (excluding amortization expense)	$155	$119	$36	30.3%
Amortization expense	30	28	2	7.1%
Total operating expenses	$185	$147	$38	25.9%
Operating expenses as a percentage of net revenues	18.9%	16.5%
Operating margin	4.8%	3.0%

Our operating expenses for the three months ended June 30, 2021 were $185 million compared to $147 million for the same period in 2020, an increase of $38 million. Operating expenses as a percentage of net revenues were 18.9% for 2021 compared to 16.5% for 2020. In the second quarter of 2020, we took various actions in response to the COVID-19 pandemic which resulted in lowering operating expenses as a percentage of net revenues. This included implementing a preemptive cost reduction plan to lower expenses throughout 2020. However, as COVID-19 restrictions began to ease and volumes increased, we restored many of these costs in fourth quarter of 2020, resulting in an increase in operating expenses as a percentage of net revenues. Also driving the increase was higher levels of spending related to business process transformation projects, including system and process development costs and expenses associated with the implementation of compliance programs related to the Sarbanes-Oxley Act of 2002 during the second quarter of 2021.

Interest expense, net

Interest expense was $14 million for both the three months ended June 30, 2021 and 2020.

Loss on Extinguishment of Debt

During the second quarter of 2021 we completed a private offering of $350 million aggregate principal amount of senior notes. The proceeds from the offering were used to repay all outstanding indebtedness under the 2020 Term Loan, prepay a portion of the 2019 Term Loan, pay for transaction fees and expenses, and fund general corporate purposes. In connection with the repayment of the 2020 Term Loan and prepayment on a portion of the 2019 Term Loan, the Company incurred a loss on extinguishment of debt of $9 million related to unamortized debt issuance costs.

Income tax provision (benefit)

The income tax expense (benefit) for the three months ended June 30, 2021 was expense of $9 million compared to a benefit of $(12) million in the same period of the prior year. This change was driven by the fact that we had earned income for the first six months of 2021, compared to a loss position for the first six months of 2020 due to an impairment charge. The effective tax rate for the three months ended June 30, 2021 was 28.9%, compared to (49.0)% in the same period of 2020. The difference in the effective tax rate was driven by discrete and nondeductible permanent items which have a greater impact on the effective tax rate when income or losses are smaller. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, state taxes, and foreign earnings in jurisdictions that have higher tax rates.

Net income and EBITDA

The following table presents net income and EBITDA for the three months ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2021	2020	$	%
Net income	$21	$36	$(15)	(41.7)%
EBITDA	96	112	(16)	(14.3)%
Net income as a % of Net Revenues	2.1%	4.0%
EBITDA as % of Net Revenues	9.8%	12.6%

Our net income for the three months ended June 30, 2021 was $21 million compared to $36 million for the same period in 2020, a reduction of $15 million. Net income as a percentage of net revenues for the three months ended June 30, 2021 was 2.1% compared to 4.0% for the same period in 2020. The decline in net income and in EBITDA resulted from a $9 million loss on extinguishment of debt recognized in the second quarter of 2021, higher spending related to business process transformation projects to enhance systems and implement compliance programs related to Sarbanes-Oxley Act of 2002, and COVID-19 relief payments that were received by our Canadian subsidiaries during the second quarter of 2020 that did not repeat in the second quarter of 2021. Also driving the decline was the impact of supply chain disruptions and downward pressure on margins caused by inflation. These items were partially offset by improved profitability in the Safety Services segment.

Operating Segment Results for the three months ended June 30, 2021 versus the three months ended June 30, 2020

	Net Revenues
	Three Months Ended June 30,		Change
($ in millions)	2021	2020	$	%
Safety Services	$512	$371	$141	38.0%
Specialty Services	415	349	66	18.9%
Industrial Services	68	173	(105)	(60.7)%
Corporate and Eliminations	(17)	(4)	(13)	(325.0)%
	$978	$889	$89	10.0%

	Operating Income (Loss)
	Three Months Ended June 30,		Change
($ in millions)	2021	2020	$	%
Safety Services	$52	$22	$30	136.4%
Safety Services operating margin	10.2%	5.9%
Specialty Services	32	22	10	45.5%
Specialty Services operating margin	7.7%	6.3%
Industrial Services	(8)	4	(12)	(300.0)%
Industrial Services operating margin	(11.8)%	2.3%
Corporate and Eliminations	(29)	(21)	(8)	(38.1)%
	$47	$27	$20	74.1%

	EBITDA
	Three Months Ended June 30,		Change
($ in millions)	2021	2020	$	%
Safety Services	$73	$49	$24	49.0%
Safety Services EBITDA as a % of net revenues	14.3%	13.2%
Specialty Services	55	62	(7)	(11.3)%
Specialty Services EBITDA as a % of net revenues	13.3%	17.8%
Industrial Services	3	21	(18)	(85.7)%
Industrial Services EBITDA as a % of net revenues	4.4%	12.1%
Corporate and Eliminations	(35)	(20)	(15)	(75.0)%
	$96	$112	$(16)	(14.3)%

The following discussion breaks down the net revenues, operating income (loss) and EBITDA by operating segment for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Safety Services

Safety Services net revenues for the three months ended June 30, 2021 increased by $141 million or 38.0% compared to the same period in the prior year. This improvement was primarily driven by the general market recovery as compared to the poor market conditions in the second quarter of 2020, which was negatively impacted by the COVID-19 pandemic. We experienced continued growth in inspection and service revenues, driving specific improvements in both our Life Safety and HVAC service businesses. The segment also benefited from additional net revenues contributed by acquisitions completed in the prior 12 months.

Safety Services operating margin for the three months ended June 30, 2021 and 2020 was approximately 10.2% and 5.9%, respectively. The improvement was primarily driven by higher volumes and leveraging operating expenses to improve profitability, shift to more inspection and service work generating a favorable project mix, and a $6 million decrease in amortization expense. Safety Services EBITDA as a percentage of net revenues for the three months ended June 30, 2021 and 2020 was approximately 14.3% and 13.2%, respectively. This improvement is primarily related to the higher volume and improved operating profitability described above.

Specialty Services

Specialty Services net revenues for the three months ended June 30, 2021 increased by $66 million or 18.9% compared to the same period in the prior year. The increase was primarily driven by higher demand and timing for fabrication and specialty contracting services during the second quarter of 2021, resulting from general improvements in market conditions compared to the prior year, which was negatively impacted by the COVID-19 pandemic. These increases were partially offset by lower volumes in infrastructure and certain utility businesses.

Specialty Services operating margin for the three months ended June 30, 2021 and 2020 was approximately 7.7% and 6.3%, respectively. The improvement was the result of increased volume, improvements in general market conditions compared to the second quarter of 2020 and decreased amortization expense of $6 million. These increases were partially offset by the downward pressure on margins caused by the impact of inflation and supply chain disruptions, which we have not been able to fully recover in the short term. Our Specialty Services EBITDA as a percentage of net revenues for the three months ended June 30, 2021 and 2020 was approximately 13.3% and 17.8%, respectively, due to the factors discussed above and decreased income from joint venture investments of $4 million.

Industrial Services

Industrial Services net revenues for the three months ended June 30, 2021 decreased by $105 million or (60.7)% compared to the same period in the prior year. The sale of two Industrial Services businesses accounted for $40 million of the decline. Also driving the decline was the suppression of demand for our services due to decisions by our customers to delay and suspend projects, strategic focus on improving margin resulting from disciplined project and customer selection, and difficult market conditions.

Industrial Services operating margin for the three months ended June 30, 2021 and 2020 was approximately (11.8)% and 2.3%, respectively. The decline was primarily driven by a lower volume of projects and was partially offset by a decline in amortization expense of $6 million. Industrial Services EBITDA as a percentage of net revenues was 4.4% and 12.1% for the three months ended June 30, 2021 and 2020, respectively, driven by the impacts of lower volumes described above.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

	Six Months Ended June 30,		Change
($ in millions)	2021	2020	$	%
Net revenues	$1,781	$1,747	$34	1.9%
Cost of revenues	1,368	1,411	(43)	(3.0)%
Gross profit	413	336	77	22.9%
Selling, general, and administrative expenses	368	335	33	9.9%
Impairment of goodwill and intangible assets	—	208	(208)	NM
Operating income (loss)	45	(207)	252	121.7%
Interest expense, net	29	28	1	3.6%
Loss on debt extinguishment	9	—	9	NM
Investment income and other, net	(9)	(14)	5	35.7%
Other expense, net	29	14	15	107.1%
Income (loss) before income taxes	16	(221)	237	107.2%
Income tax provision (benefit)	3	(63)	66	104.8%
Net income (loss)	$13	$(158)	$171	108.2%

NM = Not meaningful

Net revenues

Net revenues for the six months ended June 30, 2021 and 2020 were $1,781 million compared to $1,747 million for the same period in 2020, an increase of $34 million or 1.9%. The increase in net revenues was primarily driven by significant increases in both the Safety and Specialty Services segments resulting from general market recoveries. During 2020, both segments were negatively impacted by poor market conditions resulting from the COVID-19 pandemic. Additionally, during 2021, the Safety Services segment benefited from additional revenues from acquisitions completed in the previous 12 months. These increases were partially offset by a decline in the Industrial Services segment, which was impacted by the sale of two businesses that accounted for $78 million in revenue during the six months ended June 30, 2020 and continues to be negatively impacted by decisions by our customers to delay and suspend projects during the six months ended June 30, 2021.

Gross profit

The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2021	2020	$	%
Gross profit	$413	$336	$77	22.9%
Gross margin	23.2%	19.2%

Our gross profit for the six months ended June 30, 2021 was $413 million, compared to $336 million for the same period in 2020, an increase of $77 million or 22.9%. Gross margin was 23.2%, an increase of 400 basis points compared to prior year primarily due to a $42 million decrease in backlog amortization expense, which positively impacted the rate by 240 basis points. We also divested two lower margin businesses during 2020 in our Industrial Services segment, which contributed 90 basis points to the improvement. In addition, higher volumes in more profitable segments and disciplined project and customer selection drove higher gross margins. These increases were partially offset by project delays, jobsite conditions and suppression of demand in the energy industry.

Operating expenses

The following table presents operating expenses and operating margin (operating income as a percentage of net revenues) for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2021	2020	$	%
Selling, general, and administrative expenses (excluding amortization expense)	$308	$277	$31	11.2%
Amortization expense	60	58	2	3.4%
Impairment of goodwill and intangible assets	—	208	(208)	NM
Total operating expenses	$368	$543	$(175)	(32.2)%
Operating expenses as a percentage of net revenues	20.7%	31.1%
Operating margin	2.5%	(11.8)%

Our operating expenses for the six months ended June 30, 2021 were $368 million, compared to $543 million for the same period in 2020, a decrease of $175 million. Operating expenses as a percentage of net revenues were 20.7% for 2021 compared to 31.1% for 2020, improving primarily due to the $208 million impairment charge related to goodwill and intangible assets recorded in the first quarter of 2020 that did not repeat during 2021. This decline was offset by an increase of 11.2% in selling, general, and administrative expenses (excluding amortization) due to higher spending related to business process transformation projects to enhance systems and implement compliance programs related to Sarbanes-Oxley Act of 2002 and the preemptive cost reduction plan we implemented in the second quarter of 2020 to reduce expenses in response to the COVID-19 pandemic. As COVID-19 restrictions began to ease, we restored many of these costs in the fourth quarter of 2020, resulting in an increase in selling, general, and administrative expenses.

Interest expense, net

Interest expense was $29 million for the six months ended June 30, 2021 which is slightly higher than $28 million for the same period of the prior year.

Income tax provision (benefit)

The income tax expense (benefit) for the six months ended June 30, 2021 was expense of $3 million compared to a benefit of $(63) million in the same period of the prior year. This change was driven by the fact that we had earned income for the first six months of 2021, compared to being in a loss position in the first six months of 2020 due to an impairment charge. The effective tax rate for the six months ended June 30, 2021 was 17.0% compared to (28.5)% in the same period of 2020. The difference in the effective tax rate was driven by discrete and nondeductible permanent items, which have a greater impact on the effective tax rate when income or losses are smaller. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, state taxes and foreign earnings in jurisdictions that have higher tax rates.

Net income (loss) and EBITDA

The following table presents net income and EBITDA for the six months ended June 30, 2021 and 2020, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2021	2020	$	%
Net income (loss)	$13	$(158)	$171	108.2%
EBITDA	147	(49)	196	400.0%
Net income (loss) as a % of Net Revenues	0.7%	(9.0)%
EBITDA as % of Net Revenue	8.3%	(2.8)%

Our net income (loss) for the six months ended June 30, 2020 was $13 million compared to $(158) million for the same period in 2020, an improvement of $171 million. Net income (loss) as a percentage of net revenues for the six months ended June 30, 2020 was 0.7% compared to (9.0)% for the same period in 2020. The change was principally from an impairment charge that occurred in the first quarter of 2020 related to goodwill and intangible assets of $208 million that did not recur, an improved gross margin rate and lower operating expenses (discussed above). EBITDA as a percentage of net revenues for the six months ended June 30, 2020 was 8.3% compared to (2.8)% for the same period in 2020. Improvements in EBITDA were primarily a result of the non-recurrence of the impairment charge of $208 million recorded in the first quarter of 2020 and an improved gross margin rate. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Operating Segment Results for the six months ended June 30, 2021 versus the six months ended June 30, 2020

	Net Revenues
	Six Months Ended June 30,		Change
($ in millions)	2021	2020	$	%
Safety Services	$978	$795	$183	23.0%
Specialty Services	736	649	87	13.4%
Industrial Services	93	310	(217)	(70.0)%
Corporate and Eliminations	(26)	(7)	(19)	(271.4)%
	$1,781	$1,747	$34	1.9%

	Operating Income (Loss)
	Six Months Ended June 30,		Change
($ in millions)	2021	2020	$	%
Safety Services	$97	$12	$85	708.3%
Safety Services operating margin	9.9%	1.5%
Specialty Services	29	(114)	143	125.4%
Specialty Services operating margin	3.9%	(17.6)%
Industrial Services	(23)	(54)	31	57.4%
Industrial Services operating margin	(24.7)%	(17.4)%
Corporate and Eliminations	(58)	(51)	(7)	(13.7)%
	$45	$(207)	$252	121.5%

	EBITDA
	Six Months Ended June 30,		Change
($ in millions)	2021	2020	$	%
Safety Services	$138	$67	$71	106.0%
Safety Services EBITDA as a % of net revenues	14.1%	8.4%
Specialty Services	75	(46)	121	263.0%
Specialty Services EBITDA as a % of net revenues	10.2%	(7.1)%
Industrial Services	(3)	(24)	21	87.5%
Industrial Services EBITDA as a % of net revenues	(3.2)%	(7.7)%
Corporate and Eliminations	(63)	(46)	(17)	(37.0)%
	$147	$(49)	$196	399.5%

The following discussion breaks down the net revenues, operating income and EBITDA by operating segment for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Safety Services

Safety Services net revenues for the six months ended June 30, 2021 increased by $183 million or 23.0% compared to the same period in the prior year. This increase is primarily driven by 2020 acquisitions and higher volumes from increased demand for our HVAC and Life Safety Services.

Safety Services operating margin for the six months ended June 30, 2021 and 2020 was approximately 9.9% and 1.5%, respectively. The improvement was primarily driven by an impairment charge of $34 million recorded in the first quarter of 2020 that did not recur. In addition, the improvement was driven by favorable contract mix which shifted to more inspection and service work, disciplined project and customer selection, and a decrease in amortization expense of $15 million. Safety Services EBITDA as a percentage of net revenues for the six months ended June 30, 2021 and 2020 was approximately 14.1% and 8.4%, respectively. This improvement is primarily related improved project mix and impairment charges recorded in the first quarter of 2020 that did not recur.

Specialty Services

Specialty Services net revenues for the six months ended June 30, 2021 increased by $87 million or 13.4% compared to the same period in the prior year. The increase was primarily driven by demand and timing for our fabrication and specialty contracting services during the six months ended June 30, 2021. These increases were partially offset by project deferrals and jobsite disruptions driven by unfavorable weather conditions in the first quarter of 2021.

Specialty Services operating margin for the six months ended June 30, 2021 and 2020 was approximately 3.9% and (17.6)%, respectively. The improvement was the result of an impairment charge of $120 million recorded in the first quarter of 2020 that did not recur, and decreased amortization expense of $13 million. Our Specialty Services EBITDA as a percentage of net revenues for the six months ended June 30, 2021 and 2020 was approximately 10.2% and (7.1)%, respectively. This improvement is primarily related to the impairment charge recorded in the first quarter of 2020 that did not recur, partially offset by a decrease in income from joint venture investments of $5 million.

Industrial Services

Industrial Services net revenues for the six months ended June 30, 2021 decreased by $217 million or (70.0)% compared to the same period in the prior year. The sale of two Industrial Services businesses accounted for $78 million of the decline. The revenue decline was also impacted by a suppression of demand for our services due to general market weakness, our strategic focus on improving margin resulting from disciplined project and customer selection, and a general slowing in the energy industry.

Industrial Services operating margin for the six months ended June 30, 2021 and 2020 was approximately (24.7)% and (17.4)%, respectively. The decline was primarily driven by a lower volume of projects while certain indirect costs for leases and equipment remained consistent with prior periods, partially offset by an impairment charge of $49 million recorded in the first quarter of 2020 that did not recur and decreased amortization expense of $11 million. Industrial Services EBITDA as a percentage of net revenues was (3.2)% and (7.7)% for the six months ended June 30, 2021 and 2020, respectively. This improvement is primarily related to the impairment charge of $49 million in 2020 that did not recur, partially offset by impacts of lower volumes described above.

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

The following table presents a reconciliation of net income to EBITDA for the periods indicated:

	Three Months Ended June 30,
($ in millions)	2021	2020
Reported net income	$21	$36
Adjustments to reconcile net income to EBITDA:
Interest expense, net	14	14
Income tax provision (benefit)	9	(12)
Depreciation	20	23
Amortization	32	51
EBITDA	$96	$112

	Six Months Ended June 30,
($ in millions)	2021	2020
Reported net income (loss)	$13	$(158)
Adjustments to reconcile net income (loss) to EBITDA:
Interest expense, net	29	28
Income tax provision (benefit)	3	(63)
Depreciation	39	41
Amortization	63	103
EBITDA	$147	$(49)

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, and our access to our Revolving Credit Facility. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, and prolonged impacts of COVID-19 and shelter-in-place governmental action, over which we have no control. As of June 30, 2021, we had $913 million of total liquidity, comprising $686 million in cash and cash equivalents and $227 million ($300 million less outstanding letters of credit of approximately $73 million, which reduce availability) of available borrowings under our Revolving Credit Facility. During the six months ended June 30, 2021, we received approximately $230 million of cash proceeds from the exercise of approximately 60 million outstanding warrants, resulting in the issuance of approximately 20 million shares of common stock.

During the second quarter of 2021, we completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “Senior Notes”). The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our existing and future domestic subsidiaries. The proceeds from the sale of the Senior Notes were used to repay all outstanding indebtedness under the term loan incurred on October 22, 2020 (the “2020 Term Loan”), prepay a portion of the term loan incurred on October 1, 2019 (the “2019 Term Loan”), pay for transaction fees and expenses, and fund general corporate purposes. In connection with the repayment of the 2020 Term Loan and partial repayment on the 2019 Term Loan, we incurred a loss on debt extinguishment of $9 million related to unamortized debt issuance costs, which was recorded within loss on debt extinguishment in the unaudited condensed consolidated statements of operations.

 We expect to continue to be able to access the capital markets through equity and debt offerings for liquidity purposes as needed. Our principal liquidity requirements have been, and we expect will be, any accrued consideration due to selling shareholders, including tax payments in connection therewith, for working capital and general corporate purposes, including capital expenditures and debt service, as well as to identify, execute and integrate strategic acquisitions and business transformation. We expect to fund the acquisition of the Chubb fire and security business, anticipated to close around year-end 2021, through a combination of cash on hand, perpetual preferred equity financing, and debt financing.

Our capital expenditures were approximately $34 million and $17 million in the six months ended June 30, 2021 and 2020, respectively. The increase in capital spending is due to the reduction in capital expenditures that occurred in 2020 as a result of COVID-19, and as we return to a more normalized level of spending, capital spending has increased in the current period, and is expected to be less than 2% of net revenues annually.

In December 2020, our Board of Directors authorized a share repurchase program, authorizing the purchase of up to an aggregate of $100 million of shares of common stock. There were no stock repurchases during the six months ended June 30, 2021 under the share repurchase program and approximately $70 million of repurchases remained authorized.

Cash Flows

The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
($ in millions)	2021	2020
Net cash provided by operating activities	$19	$232
Net cash used in investing activities	(35)	(16)
Net cash provided by financing activities	187	(96)
Effect of foreign currency exchange rate change on cash and cash equivalents	3	1
Net increase in cash and cash equivalents	$174	$121
Cash, cash equivalents, and restricted cash at the end of the period	$689	$377

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $19 million for the six months ended June 30, 2021 compared to $232 million for the same period in 2020. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed. During 2020, the decline in volume of business due to the COVID-19 pandemic drove a significant decrease in our working capital, which generated substantial operating cash flows. During the first six months of 2021, we have begun to recover from the impacts of COVID-19 and the volume of business has expanded, driving higher working capital requirements and leading to lower operating cash flows. This is in line with historical period increases in working capital during the first six months as we move through a typical business cycle.

Net Cash Used in Investing Activities

Net cash used in investing activities was $35 million for the six months ended June 30, 2021 compared to $16 million for the same period in 2020. The increase in cash used in investing activities was attributable to an increase in purchases of property and equipment during the current period as we return to more normalized levels of spending after management enacted reductions to capital expenditures in response to COVID-19 during the prior year.

Net Cash Provided by Financing Activities

Net cash provided by (used in) financing activities was $187 million for the six months ended June 30, 2021 compared to a usage of $(96) million for the same period in 2020. The increase in cash provided by financing activities was primarily due to $230 million of proceeds from the issuance of common shares in connection with the warrant exercises which occurred during the first quarter of 2021 and net proceeds from long-term debt of $32 million, which were partially offset by payments made on acquisition-related consideration.

Credit Facilities

During the second quarter of 2021, we completed a private offering of $350 million aggregate principal amount of Senior Notes, issued under an indenture, dated June 22, 2021 (the “Indenture”). The Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain existing and future domestic subsidiaries. We used the net proceeds from the sale of the Senior Notes to repay the $250 million 2020 Term Loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. As of June 30, 2021, we had $350 million aggregate principal amount of Senior Notes outstanding.

The Indenture contains customary terms and provisions (including representations, covenants, and conditions). Certain covenants, among other things, restrict our ability to incur indebtedness, grant liens, make investments and sell assets. The Indenture also contains customary events of default, covenants and representations and warranties. Financial covenants include: a senior secured leverage ratio no greater than 3.5 to 1.0, a total net leverage ratio of 3.0 to 1.0, and a fixed charge coverage ratio of 2.0 to 1.0.

The Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity. Interest will be payable in cash, semi-annually in arrears, on January 15 and July 15 of each year, beginning on January 15, 2022. The Senior Notes are subject to redemption in whole or in part at any time on or after July 15, 2024 at the redemption prices set forth in the Indenture. In addition, before July 15, 2024, up to 35% of the aggregate principal amount of the Senior Notes may be redeemed with the net proceeds of certain equity offerings at the redemption price set forth in the Indenture, subject to certain conditions. Further, all or a portion of the Senior Notes may be redeemed at any time prior to July 15, 2024 at a price equal to 100% of the principal amount, plus a “make-whole” premium and accrued interest, if any, to the date of redemption.

As of June 30, 2021, we have a credit agreement (the “Credit Agreement”) which provides for: (1) a term loan facility, pursuant to which we incurred the $1,200 million 2019 Term Loan used to fund a part of the cash portion of the purchase price in the APi Acquisition, and (2) a $300 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) of which up to $150 million can be used for the issuance of letters of credit. As of June 30, 2021, we had $1,140 million of indebtedness outstanding on the 2019 Term Loan and had no amounts outstanding under the Revolving Credit Facility, under which $227 million was available after giving effect to $73 million of outstanding letters of credit, which reduce availability.

One of our Canadian subsidiaries had a $20 million unsecured line of credit agreement with a variable interest rate based upon the prime rate. This line of credit was closed during the first quarter of 2021.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on additional indebtedness, dividends and other distributions, entry into new lines of business, use of loan proceeds, capital expenditures, restricted payments, restrictions on liens on assets, transactions with affiliates, and dispositions. To the extent total outstanding borrowings under the Revolving Credit Facility (excluding undrawn letters of credit up to $40 million) is greater than 30% of the total commitment amount of the Revolving Credit Facility, our first lien net leverage ratio shall not exceed: (i) 4.50 to 1.00 for each fiscal quarter ending in 2020; (ii) 4.00 to 1.00 for each fiscal quarter ending in 2021; and (iii) 3.75 to 1.00 for each fiscal quarter ending thereafter. Our first lien net leverage ratio as of June 30, 2021 was 1.13:1.00.

We were in compliance with all covenants contained in the Indenture and Credit Agreement as of June 30, 2021 and, in the case of the Credit Agreement, as of December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2021, our variable interest rate debt was primarily related to our $1,200 million 2019 Term Loan and the $300 million Revolving Credit Facility. As of June 30, 2021, excluding letters of credit outstanding of $73 million, we had no amounts of outstanding revolving loans and $1,140 million outstanding on the 2019 Term Loan. As of June 30, 2021, we had a 5-year interest rate swap with respect to $720 million of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a fixed rate of 1.62% per annum. Accordingly, our fixed interest rate per annum on the swapped $720 million notional value of the 2019 Term Loan is 4.12% through its maturity. The remaining $420 million of our 2019 Term Loan balance is bearing interest at 2.59% per annum based on one-month LIBOR plus 250 basis points. Additionally, during the first quarter of 2021, we entered into a cross currency interest rate swap with a notional value of $230 million. The swap reduces our interest expense by approximately $3 million annually and reduces our overall effective interest rate by approximately 20 basis points. A 100-basis point increase in the applicable interest rates under our credit facilities (including the unhedged portion of our 2019 Term Loan debt) would have increased our interest expense by approximately $3 million for the six months ended June 30, 2021.

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
Foreign Currency Risk

Our foreign operations are primarily in Canada and Europe. Revenues generated from foreign operations represented approximately 10% of our consolidated net revenues for the six months ended June 30, 2021. Revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the six months ended June 30, 2021. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation losses (gains) totaled approximately $(4) million and $(6) million for the three months ended June 30, 2021 and 2020, respectively, and $0 million for the six months ended June 30, 2021, and 2020.

Our exposure to fluctuations in foreign currency exchange rates has increased as a result of the SKG Acquisition and will continue to increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency, which exposure was not significant to our consolidated financial position as of June 30, 2021.

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

In addition, we are exposed to various supply chain risks, including market risk of price fluctuations or availability of copper, steel, cable optic fiber and other materials used as components of supplies or materials utilized in our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our vehicle fleet. Disruptions in our supply chain can occur due to market inefficiencies but can also be driven by other events, like cybersecurity breaches, pandemics or similar disruptive events. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, our fixed price contracts do not allow us to adjust prices and, as a result, increases in material costs could reduce profitability with respect to projects in progress.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are not effective at June 30, 2021 due to the material weakness in internal control over financial reporting described below, which was previously disclosed in Item 9A. “Controls and Procedures” of our Form 10-K for the year ended December 31, 2020.

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

Management has undertaken various steps to begin remediating such control deficiencies. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective. We will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. Steps taken by management include the following:

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

•	adding new members to our accounting and finance team with the appropriate qualified experience in financial reporting, consolidations, technical accounting, and application of U.S. GAAP;
•	engaging a third-party firm to assist us in implementing a global consolidation and planning system;

•	implementing new controls over revenue recognition for both contracts that are recognized over time and time and material contracts;
•	identifying and mitigating segregation of duties concerns within various accounting areas; and

•	implementing new controls and changes to our procedures and processes in our financial consolidation and reporting processes.

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

•	adding further qualified resources to tax, financial planning and analysis, and internal audit teams as we further enhance our internal control structure; and
•	providing training and education programs for financial personnel responsible for the performance of newly implemented processes and controls.

Changes in Internal Control Over Financial Reporting

We are executing our plan to remediate the material weaknesses relating to our internal control over financial reporting, as described above. This plan includes a detailed risk and controls assessment, detailed flowcharts, key process walkthroughs, and documentation, training, and execution of determined key controls. Except as otherwise described herein, there were no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

In addition to the risk factors disclosed in the section entitled “Risk Factors” of our Form 10-K, we have identified the following risks related to the Chubb acquisition:

Our ability to complete the acquisition of Chubb is subject to various closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect us or cause the acquisition not to be completed.

On July 26, 2021, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Carrier Global Corporation (“Carrier”), Carrier Investments UK Limited and Chubb Limited (“Chubb”). Pursuant to the Purchase Agreement, on the terms and subject to the conditions therein, we agreed to acquire the Chubb fire and security business through the acquisition of Chubb (the “Acquisition”). The Acquisition is subject to a number of conditions to closing as specified in the Purchase Agreement. These closing conditions include, among others, the receipt of certain regulatory approvals pursuant to any Competition and Foreign Investment Laws (as defined in the Purchase Agreement). No assurance can be given that the required governmental and regulatory consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the Acquisition could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we and Chubb expect to achieve if the Acquisition is successfully completed within its expected time frame.

Additionally, either we or Carrier may terminate the Purchase Agreement under certain circumstances, including, among other reasons, if the Acquisition is not completed by July 26, 2022 (which date may be extended under certain circumstances).

We can provide no assurance that the various closing conditions will be satisfied and that the necessary approvals will be obtained, or that any required conditions will not materially adversely affect us following the Acquisition. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the Acquisition. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the trading price of our common stock.

The termination of the Purchase Agreement could negatively impact our business.

If the Acquisition is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the Acquisition, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•	we may experience negative reactions from our customers, suppliers, distributors and employees;
•

we will be required to pay our costs relating to the Acquisition, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Acquisition is completed;

•	we could be subject to time-consuming and costly litigation related to the Acquisition; and
•

matters relating to the Acquisition (including integration planning) require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to our business.

We will incur significant acquisition-related costs in connection with the Acquisition, and we could incur substantial expenses related to the integration of Chubb.

We have incurred and expect to incur a number of non-recurring costs associated with the integration of Chubb into our business, as well as transaction fees and other costs related to the Acquisition. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems consolidation costs, severance and other potential employment-related costs, including severance payments that may be made to certain Chubb employees, filing fees, printing expenses and other related charges. We will need to pay some of these costs regardless of whether the Acquisition is completed.

Item 4. Mine Safety Disclosures

Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.20*	Purchase Agreement for 4.125% Senior Notes due 2029.

31.1*	Certification by Russell A. Becker, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Thomas A. Lydon, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

APi GROUP CORPORATION

August 11, 2021	/s/ Russell A. Becker
Russell A. Becker
Chief Executive Officer
(Duly Authorized Officer)

August 11, 2021	/s/ Thomas A. Lydon
Thomas A. Lydon
Chief Financial Officer
(Principal Financial Officer)