Form 10-Q
period 2021-09-30
APi Group Corp
filed 2021-11-10
CIK 1796209

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 224,625,193 shares of Common Stock as of November 3, 2021.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APi Group Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,128	$515
Accounts receivable, net of allowances of $3 and $4 at September 30, 2021 and December 31, 2020, respectively	723	639
Inventories	71	64
Contract assets	224	142
Prepaid expenses and other current assets	93	77
Total current assets	2,239	1,437

Property and equipment, net	337	355
Operating lease right of use assets	102	107
Goodwill	1,099	1,082
Intangible assets, net	897	965
Deferred tax assets	86	89
Other assets	23	30
Total assets	$4,783	$4,065

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$1	$18
Accounts payable	205	150
Contingent consideration and compensation liabilities	22	41
Accrued salaries and wages	147	182
Deferred consideration	—	67
Other accrued liabilities	151	133
Contract liabilities	238	219
Operating and finance leases	28	31
Total current liabilities	792	841

Long-term debt, less current portion	1,469	1,397
Contingent consideration and compensation liabilities	11	22
Operating and finance leases	79	96
Deferred tax liabilities	45	45
Other noncurrent liabilities	90	106
Total liabilities	2,486	2,507

Shareholders’ equity:
Series A Preferred shares, $0.0001 par value, 7 authorized shares, 4 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common shares, $0.0001 par value, 500 authorized shares, 224 shares and 168 shares issued at September 30, 2021 and December 31, 2020, respectively (includes 12 shares declared for stock dividend at December 31, 2020)	—	—
Additional paid-in capital	2,559	1,856
Accumulated deficit	(252)	(284)
Accumulated other comprehensive loss	(10)	(14)
Total shareholders’ equity	2,297	1,558
Total liabilities and shareholders’ equity	$4,783	$4,065

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$1,047	$958	$2,828	$2,705
Cost of revenues	795	736	2,163	2,147
Gross profit	252	222	665	558
Selling, general, and administrative expenses	211	171	579	506
Impairment of goodwill and intangible assets	—	(11)	—	197
Operating income (loss)	41	62	86	(145)
Interest expense, net	14	13	43	41
Loss on extinguishment of debt	—	—	9	—
Investment income and other, net	(3)	(6)	(12)	(20)
Other expense, net	11	7	40	21
Income (loss) before income taxes	30	55	46	(166)
Income tax provision (benefit)	11	28	14	(35)
Net income (loss)	$19	$27	$32	$(131)
Net income (loss) per common share:
Basic	$0.08	$0.14	$0.14	$(0.77)
Diluted	0.08	0.13	0.14	(0.77)
Weighted average shares outstanding:
Basic	205	169	199	170
Diluted	209	182	205	170

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$19	$27	$32	$(131)
Other comprehensive income (loss):
Fair value change - derivatives, net of tax (expense) benefit of ($1), $0, ($4), and $10, respectively	5	—	13	(30)
Foreign currency translation adjustment	(9)	1	(9)	1
Comprehensive income (loss)	$15	$28	$36	$(160)

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In millions, except share amounts)

	Preferred Shares Issued and Outstanding		Common Shares Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2020	4,000,000	$—	168,052,024	$—	$1,856	$(284)	$(14)	$1,558
Net loss	—	—	—	—	—	(8)	—	(8)
Fair value change - derivatives	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	(4)
Preferred Share dividend	—	—	12,447,912	—	—	—	—	—
Warrants exercised	—	—	19,994,203	—	230	—	—	230
Profit sharing plan contributions	—	—	630,109	—	13	—	—	13
Share-based compensation and other, net	—	—	157,979	—	3	—	—	3
Balance, March 31, 2021	4,000,000	$—	201,282,227	$—	$2,102	$(292)	$(19)	$1,791
Net income	—	—	—	—	—	21	—	21
Fair value change - derivatives	—	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Share-based compensation and other, net	—	—	(1,140)	—	3	—	—	3
Balance, June 30, 2021	4,000,000	$—	201,281,087	$—	$2,105	$(271)	$(6)	$1,828
Net income	—	—	—	—	—	19	—	19
Fair value change - derivatives	—	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	—	(9)	(9)
Issuance of common shares	—	—	22,716,049	—	446	—	—	446
Share-based compensation and other, net	—	—	452,840	—	8	—	—	8
Balance, September 30, 2021	4,000,000	$—	224,449,976	$—	$2,559	$(252)	$(10)	$2,297

	Preferred Shares Issued and Outstanding		Common Shares Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2019	4,000,000	$—	169,902,260	$—	$1,885	$(131)	$3	$1,757
Net loss	—	—	—	—	—	(194)	—	(194)
Fair value change - derivatives	—	—	—	—	—	—	(27)	(27)
Foreign currency translation adjustment	—	—	—	—	—	—	(6)	(6)
Share cancellations	—	—	(608,016)	—	(6)	—	—	(6)
Share-based compensation	—	—	—	—	1	—	—	1
Balance, March 31, 2020	4,000,000	$—	169,294,244	$—	$1,880	$(325)	$(30)	$1,525
Net income	—	—	—	—	—	36	—	36
Fair value change - derivatives	—	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	—	6	6
Share-based compensation	—	—	—	—	1	—	—	1
Balance, June 30, 2020	4,000,000	$—	169,294,244	$—	$1,881	$(289)	$(27)	$1,565
Net income	—	—	—	—	—	27	—	27
Fair value change - derivatives	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Warrants exercised	—	—	250,000	—	3	—	—	3
Share-based compensation	—	—	—	—	2	—	—	2
Balance, September 30, 2020	4,000,000	$—	169,544,244	$—	$1,886	$(262)	$(26)	$1,598

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$32	$(131)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	59	62
Amortization	95	134
Impairment of goodwill and intangible assets	—	197
Deferred taxes	(1)	(49)
Share-based compensation expense	8	4
Profit-sharing expense	11	6
Non-cash lease expense	24	22
Loss on extinguishment of debt	9	—
Other, net	5	3
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(76)	93
Contract assets	(81)	(27)
Inventories	(5)	1
Prepaid expenses and other current assets	(11)	(19)
Accounts payable	54	(14)
Accrued liabilities and income taxes payable	(11)	46
Contract liabilities	16	57
Other assets and liabilities	(60)	(56)
Net cash provided by operating activities	68	329
Cash flows from investing activities:
Acquisitions, net of cash acquired	(51)	(6)
Purchases of property and equipment	(43)	(24)
Proceeds from sales of property, equipment, held for sale assets, and businesses	13	13
Net cash used in investing activities	(81)	(17)
Cash flows from financing activities:
Proceeds from long-term borrowings	350	2
Payments on long-term borrowings	(320)	(16)
Payments of debt issuance costs	(4)	—
Proceeds from share issuance and warrant exercises	676	3
Payments of acquisition-related consideration	(72)	(90)
Restricted shares tendered for taxes	(1)	—
Net cash provided by (used in) financing activities	629	(101)
Effect of foreign currency exchange rate change on cash and cash equivalents	(1)	—
Net increase in cash and cash equivalents	615	211
Cash, cash equivalents, and restricted cash, beginning of period	515	256
Cash, cash equivalents, and restricted cash, end of period	$1,130	$467
Supplemental cash flow disclosures:
Cash paid for interest	$32	$37
Cash paid for income taxes, net of refunds	55	19
Accrued consideration issued in business combinations	13	5
Shares issued to profit sharing plan	13	—

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

Investments

The Company holds investments in joint ventures which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company’s share of earnings from the joint ventures was $1 and $5 during the three months ended September 30, 2021 and 2020, respectively, and $3 and $12 during the nine months ended September 30, 2021 and 2020, respectively. The earnings are recorded within investment income and other, net in the unaudited condensed consolidated statements of operations. The investment balances were $6 and $9 as of September 30, 2021 and December 31, 2020, respectively, and are recorded within other assets in the unaudited condensed consolidated balance sheets.

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

Accounting standards issued but not yet adopted:

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which improves comparability after business combinations by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

2021 Acquisitions

During the nine months ended September 30, 2021, the Company completed the acquisition of Premier Fire & Security, Inc. ("Premier Fire") on July 1, 2021, and included in the Safety Services segment, as well as several other individually immaterial acquisitions. Total purchase consideration for all of the completed acquisitions of $68 consisted of cash paid at closing of $51, net of cash acquired of $4, and accrued consideration of $13. The results of operations of these acquisitions are included in the Company’s unaudited condensed consolidated statement of operations from their respective dates of acquisition. Net revenues and operating income from material acquisitions were $9 and less than $1, respectively, for the nine months ended September 30, 2021.

The Company has not finalized its accounting for 2021 acquisitions. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. Based on preliminary estimates, the total amount of goodwill from the 2021 acquisitions expected to be deductible for tax purposes is $21. See Note 6 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

	Premier Fire	Other 2021 Acquisitions
Cash paid at closing	$32	$23
Accrued consideration	7	6
Total consideration	$39	$29

Cash	$3	$1
Current assets	10	5
Property and equipment	1	2
Intangible assets, net	13	5
Goodwill	17	18
Current liabilities	(5)	(2)
Noncurrent liabilities	—	—
Net assets acquired	$39	$29

On July 26, 2021, the Company entered into an agreement to acquire the Chubb Limited fire and security business from Carrier Global Corporation for an enterprise value of $3,100, which is comprised of $2,900 cash and approximately $200 of assumed liabilities, subject to adjustments at closing.

2020 Acquisitions

During 2020, the Company completed the acquisition of SK FireSafety (“SKG”) within the Safety Services segment and a number of other immaterial acquisitions for consideration transferred of $324, which includes a cash payment made at closing of $319, net of cash acquired, and $5 of accrued consideration that may be paid out in 1-2 years from date of acquisition.

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

The Company has finalized its accounting for all 2020 acquisitions. During Q2 2021, the Company recorded a measurement period adjustment, primarily related to intangible assets and goodwill, for which the resulting impact to amortization expense was immaterial. Based on final purchase price allocations, the total amount of goodwill from the 2020 acquisitions expected to be deductible for tax purposes is $20. See Note 6 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the dates of acquisition:

Cash paid at closing	$329
Accrued consideration	5
Total consideration	$334

Cash	$10
Current assets	76
Property and equipment	12
Customer relationships	82
Trade names and trademarks	16
Contractual backlog	1
Goodwill	215
Other noncurrent assets	14
Current liabilities	(54)
Noncurrent liabilities	(38)
Net assets acquired	$334

Accrued Consideration

The Company’s acquisition purchase agreements typically include deferred payment provisions, often to sellers who become employees of the Company. The provisions are made up of three general types of arrangements, contingent compensation and contingent consideration (both of which are contingent on the future performance of the acquired entity) and deferred payments related to indemnities. Contingent compensation arrangements are typically contingent on the former owner’s future employment with the Company, and the related amounts are recognized over the required employment period, which is typically three to five years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition and are paid over a three to five year period. The liability for deferred payments is recognized at the date of acquisition based on the Company’s best estimate and is typically payable over a twelve-twenty-four month period. Deferred payments are not contingent on any future performance or employment obligations and can be offset for working capital true-ups, and representations and warranty items.

The total contingent compensation arrangement liability was $13 and $39 at September 30, 2021 and December 31, 2020, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $49 and $85, inclusive of the $13 and $39, accrued as of September 30, 2021 and December 31, 2020, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the unaudited condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. For one of the Company’s contingent compensation arrangements, the liability is determined based on the Monte Carlo Simulation method. Compensation expense associated with these arrangements is recognized ratably over the required employment period. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 7 - "Fair Value of Financial Instruments."

The total liability for deferred payments was $13 and $16 at September 30, 2021 and December 31, 2020, respectively, and are included in contingent consideration and compensation liabilities in the unaudited condensed consolidated balance sheets for all periods presented.

NOTE 5. NET REVENUES

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when or as control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. Net revenues are primarily recognized by the Company over time utilizing the cost-to-cost measure of progress, consistent with the Company’s previous revenue recognition practices. Net revenues recognized at a point in time primarily relate to distribution contracts and were not material for the three and nine months ended September 30, 2021 and 2020, respectively.

Contracts with Customers

The Company derives net revenues primarily from Safety Services, Specialty Services and Industrial Services contracts with a duration of less than one week to three years (with the majority of contracts with durations of less than six months) which are subject to multiple pricing options, including fixed price, unit price, time and material, or cost plus a markup. The Company also enters into fixed price service contracts related to monitoring, maintenance and inspection of safety systems. The Company may utilize subcontractors in the fulfillment of its performance obligations. When doing so, the Company is considered the principal in these transactions and revenues are recognized on a gross basis.

Net revenues for fixed price agreements are generally recognized over time using the cost-to-cost method of accounting, which measures progress based on the cost incurred relative to total expected cost in satisfying the performance obligation. The cost-to-cost method is used as it best depicts the continuous transfer of control of goods or services to the customer. Costs incurred include direct materials, labor and subcontract costs, and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in the results of operations under cost of revenues. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed.

Net revenues from time and material contracts are recognized as the services are provided and is equal to the sum of the contract costs incurred plus an agreed upon markup. Net revenues earned from distribution contracts are recognized upon shipment or performance of the service.

The cost estimation process for recognizing net revenues over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers and finance professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions, and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts, and the Company’s profit recognition. Changes in these factors could result in cumulative revisions to net revenues in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such estimated losses are determined.

The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. Disaggregated net revenues information is as follows:

	Three Months Ended September 30, 2021
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$428	$—	$—	$—	$428
Heating, Ventilation and Air Conditioning ("HVAC")	105	—	—	—	105
Infrastructure/Utility	—	220	—	—	220
Fabrication	—	45	—	—	45
Specialty Contracting	—	171	—	—	171
Transmission	—	—	68	—	68
Civil	—	—	35	—	35
Corporate and Eliminations	—	—	—	(25)	(25)
Net revenues	$533	$436	$103	$(25)	$1,047

	Three Months Ended September 30, 2020
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$322	$—	$—	$—	$322
HVAC	82	—	—	—	82
Infrastructure/Utility	—	230	—	—	230
Fabrication	—	58	—	—	58
Specialty Contracting	—	112	—	—	112
Transmission	—	—	127	—	127
Civil	—	—	25	—	25
Inspection	—	—	6	—	6
Corporate and Eliminations	—	—	—	(4)	(4)
Net revenues	$404	$400	$158	$(4)	$958

	Nine Months Ended September 30, 2021
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$1,199	$—	$—	$—	$1,199
HVAC	312	—	—	—	312
Infrastructure/Utility	—	561	—	—	561
Fabrication	—	186	—	—	186
Specialty Contracting	—	425	—	—	425
Transmission	—	—	141	—	141
Civil	—	—	55	—	55
Corporate and Eliminations	—	—	—	(51)	(51)
Net revenues	$1,511	$1,172	$196	$(51)	$2,828

	Nine Months Ended September 30, 2020
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$963	$—	$—	$—	$963
HVAC	236	—	—	—	236
Infrastructure/Utility	—	615	—	—	615
Fabrication	—	129	—	—	129
Specialty Contracting	—	305	—	—	305
Transmission	—	—	336	—	336
Civil	—	—	50	—	50
Inspection	—	—	82	—	82
Corporate and Eliminations	—	—	—	(11)	(11)
Net revenues	$1,199	$1,049	$468	$(11)	$2,705

	Three Months Ended September 30, 2021
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$452	$436	$92	$(25)	$955
Canada and Europe	81	—	11	—	92
Net revenues	$533	$436	$103	$(25)	$1,047

	Three Months Ended September 30, 2020
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$361	$400	$144	$(4)	$901
Canada and Europe	43	—	14	—	57
Net revenues	$404	$400	$158	$(4)	$958

	Nine Months Ended September 30, 2021
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$1,257	$1,172	$172	$(51)	$2,550
Canada and Europe	254	—	24	—	278
Net revenues	$1,511	$1,172	$196	$(51)	$2,828

	Nine Months Ended September 30, 2020
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$1,074	$1,049	$445	$(11)	$2,557
Canada and Europe	125	—	23	—	148
Net revenues	$1,199	$1,049	$468	$(11)	$2,705

The Company’s contracts with its customers generally require significant services to integrate complex activities and equipment into a single deliverable and are, therefore, generally accounted for as a single performance obligation to provide a single contracted service for the duration of the project. For contracts with multiple performance obligations, the transaction price of a contract is allocated to each performance obligation and recognized as net revenues when or as the performance obligation is satisfied using the estimated stand-alone selling price of each distinct good or service. The stand-alone selling price is estimated using the expected cost plus a margin approach for each performance obligation. The Company utilizes the practical expedient under ASC 606 and does not disclose unsatisfied performance obligations for service contracts as these contracts generally have an original duration of less than one year. For those contracts with an original duration exceeding one year, the aggregate amount of transaction price allocated to the performance obligations unsatisfied at September 30, 2021 was $998. The Company expects to recognize revenue on approximately 90% of the remaining performance obligations over the next 12 months.

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

Changes in the estimates of transaction prices are recognized in net revenues on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates may also result in the reversal of previously recognized net revenues if the ultimate outcome differs from the Company’s previous estimate. For the three and nine months ended September 30, 2021 and 2020, there were no significant reversals of net revenues recognized associated with the revision of transaction prices. The Company typically does not incur any returns, refunds or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of performance.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from the Company’s projects when net revenues are recognized under the cost-to-cost measure of progress and exceeds the amounts invoiced to the Company’s customers, as the amounts cannot be billed under the terms of the Company’s contracts. In addition, many of the Company’s time and material arrangements are billed in arrears pursuant to contract terms, resulting in contract assets being recorded as net revenues are recognized in advance of billings.

The Company utilizes the practical expedient under ASC 606 and does not adjust for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of performance for the Company’s services. As of September 30, 2021, none of the Company’s contracts contained a significant financing component. Contract liabilities from the Company’s contracts arise when amounts invoiced to the Company’s customers exceed net revenues recognized under the cost-to-cost measure of progress. Contract liabilities also include advance payments from the Company’s customers on certain contracts. Contract liabilities decrease as the Company recognizes net revenues from the satisfaction of the related performance obligation. Contract assets and liabilities are classified as current in the unaudited condensed consolidated balance sheets as all amounts are expected to be relieved within one year.

The opening and closing balances of accounts receivable, net of allowances, contract assets and contract liabilities from contracts with customers as of September 30, 2021 and December 31, 2020 are as follows:

	Accounts receivable, net of allowances	Contract Assets	Contract Liabilities
Balance as of September 30, 2021	$723	$224	$238
Balance as of December 31, 2020	639	142	219

The Company did not recognize significant net revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At September 30, 2021 and December 31, 2020, retentions receivable were $117 and $122, respectively, while the portions that may not be received within one year were $21 and $26, respectively. There were no other significant changes due to business acquisitions or significant changes in estimates of contract progress or transaction price. There were no significant impairments of contract assets recognized during the period.

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
NOTE 6. GOODWILL AND INTANGIBLES

Goodwill

The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2021 are as follows:

	Safety Services	Specialty Services	Industrial Services	Total Goodwill
Goodwill as of December 31, 2020	$906	$172	$4	$1,082
Acquisitions	30	5	—	35
Measurement period adjustments and other (1)	(18)	—	—	(18)
Goodwill as of September 30, 2021	$918	$177	$4	$1,099

(1)
Measurement period adjustments related to the purchase accounting for SKG and finalization of certain immaterial acquisitions in 2020 (see Note 4 – “Business Combinations”). Other includes fluctuations due to foreign currency translation.

As of September 30, 2020, the Company had recorded accumulated goodwill impairment charges of $193, including $83 in the Safety Services segment, $52 in the Specialty Services segment, and $58 in the Industrial Services segment.

During 2020, while the Company’s services were largely deemed essential under various governmental orders, the Company did experience negative impacts from COVID-19 on its operations including impacts from the Company’s suppliers, other vendors, and customer base. In addition to the impacts of COVID-19, the Company was also impacted by a significant decline in demand and volatility in oil prices as some of the Company’s services involve work within the energy industry. As a result of these factors and the significant decline in the Company’s market capitalization during the first quarter 2020, the Company concluded an impairment triggering event had occurred for all of its reporting units and performed impairment tests for its goodwill and recoverability tests for its long-lived assets, which primarily include finite-lived intangible assets, property and equipment and right of use lease assets. During the first quarter of 2020, based on preliminary carrying values from the October 1, 2019 acquisition of APi Group, Inc. (“APi Acquisition”), the Company determined goodwill was impaired as the preliminary carrying values of some reporting units exceeded fair values. During the nine months ended September 30, 2020, the Company recorded an impairment charge to goodwill of $193.

Intangibles

The Company’s identifiable intangible assets are comprised of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	1.0	$101	$(96)	$5
Customer relationships	6.6	845	(195)	650
Trade names	13.0	278	(36)	242
Total		$1,224	$(327)	$897

	December 31, 2020
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	1.6	$101	$(92)	$9
Customer relationships	7.0	823	(119)	704
Trade names	13.8	274	(22)	252
Total		$1,198	$(233)	$965

Amortization expense recognized on identifiable intangible assets are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$2	$6	$5	$51
Selling, general, and administrative expense	30	25	90	83
Total intangible asset amortization expense	$32	$31	$95	$134

During the year ended December 31, 2020, the Company finalized the fair value of goodwill and intangible assets related to the APi Acquisition. The measurement period adjustments recorded during the year ended December 31, 2020 resulted in a cumulative reversal to amortization expense that had been recorded earlier in the year. If the final intangible assets fair values had been known at the date of the APi Acquisition, amortization expense would have increased by $15 to $46 and by $5 to $139 for the three and nine months ended September 30, 2020, respectively.

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

Recurring Fair Value Measurements

The Company’s financial assets and liabilities (adjusted to fair value at least quarterly) are derivative instruments, which are primarily included in other noncurrent liabilities, and contingent consideration, which is primarily included in contingent consideration and compensation liabilities in the unaudited condensed consolidated balance sheets.

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of September 30, 2021 and December 31, 2020:

	Fair Value Measurements at September 30, 2021
Assets (Liabilities)	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Interest rate swaps	$—	$(22)	$—	$(22)
Cross currency swaps	—	3	—	3
Net investment hedges	—	6	—	6
Contingent consideration obligations	—	—	(4)	(4)
	$—	$(13)	$(4)	$(17)

	Fair Value Measurements at December 31, 2020
Assets (Liabilities)	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Interest rate swaps	$—	$(35)	$—	$(35)
Derivatives not designated as hedge instruments
Foreign currency contracts	—	(9)	—	(9)
Contingent consideration obligations	—	—	(7)	(7)
	$—	$(44)	$(7)	$(51)

The Company determines the fair value of its derivative instruments designated as hedge instruments using standard pricing models and market-based assumptions for all inputs such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2.

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

The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Nine Months Ended September 30, 2021
Balance as of December 31, 2020	$7
Issuances	3
Settlements	(6)
Adjustments to fair value	—
Balance as of September 30, 2021	$4
Number of open contingent consideration arrangements at the end of period	4
Maximum potential payout at end of period	$5

At September 30, 2021, the remaining open contingent consideration arrangements are set to expire at various dates through 2024. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three and nine months ended September 30, 2021.

Fair Value Estimates

The following table presents the carrying amount and fair value of the Company’s non-variable interest rate debt (“ 4.125% Senior Notes,” as defined in Note 10 – “Debt”), including current portion and excluding unamortized debt issuance costs, which is estimated by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying values of variable interest rate long-term debt, including current portions and excluding accrued interest, approximate their fair values because of the variable interest rates of these instruments, which generally are reset monthly.

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.125% Senior Notes	$350	$343	$-	$-

NOTE 8. DERIVATIVES

From time to time, the Company enters into derivative transactions to hedge its exposure to fluctuations in interest and foreign currency rates. The Company does not enter into derivative transactions for trading purposes, and is not party to any derivatives that require collateral to be posted prior to settlement.

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

At September 30, 2021, the Company had a 5-year $720 notional amount interest rate swap which effectively provides a fixed London Interbank Offering Rate (“LIBOR”) at 1.62%. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to the Company’s forecasted variable interest payments and has a maturity date of October 2024.

Variations in the liability balance are primarily driven by changes in the applicable forward yield curves related to the LIBOR. The fair value of the interest rate swap designated as a hedging instrument was a liability of $22 and $35 as of September 30, 2021 and December 31, 2020, respectively.

Cross Currency Swaps

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

During the first quarter of 2021, the Company entered into cross-currency swaps with gross notional U.S. dollar equivalent amount of $120. The fair value of the cross-currency swaps was an asset of $3 as of September 30, 2021.

Net Investment Hedge

The Company has net investments in foreign subsidiaries subject to changes in foreign currency exchange rates. During the first quarter of 2021, the Company entered into a $230 notional foreign currency swap designated as a net investment hedge for a portion of the Company’s net investments in Euro-denominated subsidiaries. Gains and losses resulting from a change in fair value of the net investment hedge are offset by gains and losses on the underlying foreign currency exposure and are included in AOCI in the unaudited condensed consolidated balance sheets.

During the third quarter of 2021, the Company amended the critical terms of the foreign currency swap by extending the maturity date and modifying the U.S. dollar and Euro coupons. The amended swap was redesignated as a net investment hedge as a result of the amendment, and the initial net investment hedge was dedesignated. The amended swap was redesignated as a net investment hedge and recorded at fair value with changes recorded in AOCI. The amended net investment hedge reduces the Company’s interest expense by approximately $3 annually and reduces its overall effective interest rate by approximately 24 basis points. The fair value of the amended net investment hedge was an asset of $6 as of September 30, 2021.

The present value as of the date of designation of the dedesignated swap is recorded in AOCI on the unaudited condensed consolidated balance sheets. The fair value previously recognized in AOCI related to interest rate movements of the dedesignated swap and is being amortized to interest expense on a straight-line basis through the third quarter 2029. The amount amortized from AOCI into interest expense during the three and nine months ended September 30, 2021 was less than $1. As of September 30, 2021, approximately $5 of unrealized pre-tax gains remained in AOCI.

Foreign Currency Contracts

The Company used foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. At September 30, 2021, the Company had no foreign currency contracts outstanding that are not designated as hedging instruments for accounting purposes. Fair market value gains or losses on foreign currency contracts not designated as hedging instruments were included in the results of operations and are classified in investment income and other, net in the unaudited condensed consolidated statement of operations.

The Company recognized income of $0 and $1 in investment income and other, net, during the three and nine months ended September 30, 2021, respectively, and $0 during the three and nine months ended September 30, 2020 related to derivatives not designated as hedging instruments.

As of December 31, 2020, foreign currency contracts carried a liability balance of $9 and an asset balance of less than $1.

NOTE 9. PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of September 30, 2021 and December 31, 2020 are as follows:

	Estimated Useful Lives (In Years)	September 30, 2021	December 31, 2020
Land	N/A	$26	$26
Building	39	77	76
Machinery and equipment	2-20	234	217
Autos and trucks	5-10	108	92
Office equipment	3-7	25	24
Leasehold improvements	1-15	16	14
Total cost		486	449
Accumulated depreciation		(149)	(94)
Property and equipment, net		$337	$355

Depreciation expense related to property and equipment, including finance leases, was $20 and $21 during the three months ended September 30, 2021 and 2020, respectively, and $59 and $62 during the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense is included within cost of revenues and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

During the second quarter of 2020, the Company finalized the fair values of property and equipment acquired in the APi Acquisition. These measurement period adjustments resulted in a cumulative adjustment to depreciation expense. If the property and equipment fair values had been known at the date of the APi Acquisition, depreciation expense would have decreased by $2 to $60 for the nine months ended September 30, 2020.

NOTE 10. DEBT

Debt obligations consist of the following:

	Maturity Date	September 30, 2021	December 31, 2020
Term Loan Facility
Revolving Credit Facility	October 1, 2024	$—	$—
2019 Term Loan	October 1, 2026	1,140	1,188
2020 Term Loan	October 1, 2026	—	250
4.125% Senior Notes	July 15, 2029	350	—
Other Obligations		1	5
Total debt obligations		1,491	1,443
Less: unamortized deferred financing costs		(21)	(28)
Total debt, net of deferred financing costs		1,470	1,415
Less: short-term and current portion of long-term debt		(1)	(18)
Long-term debt, less current portion		$1,469	$1,397

Term Loan Facility

As of September 30, 2021, the Company had $1,140 of principal outstanding under the 2019 Term Loan. As of September 30, 2021, the Company had a 5-year interest rate swap with respect to $720 of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a fixed rate of 1.62% per annum. Accordingly, the Company's fixed interest rate per annum on the swapped $720 notional value of the 2019 Term Loan is 4.12% through its maturity. The remaining $420 of the 2019 Term Loan balance is bearing interest at 2.58% per annum based on one-month LIBOR plus 250 basis points. Refer to Note 8 - "Derivatives" for additional information.

The interest rate applicable to borrowings under the $300 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25%, or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25%.

At September 30, 2021 and December 31, 2020, the Company had no amounts outstanding under the Revolving Credit Facility, and $226 and $230 was available at September 30, 2021 and December 31, 2020, respectively, after giving effect to $74 and $70 of outstanding letters of credit.

As of September 30, 2021 and December 31, 2020, the Company was in compliance with all applicable debt covenants.

Senior Notes

During the second quarter of 2021, APi Group DE, Inc, a wholly-owned subsidiary, completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (“ 4.125% Senior Notes”) issued under an indenture dated June 22, 2021 (the “Indenture”). The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s existing and future domestic subsidiaries. The Company used the net proceeds from the sale of the 4.125% Senior Notes to repay the $250 million 2020 Term Loan, prepay a portion of the 2019 Term Loan and fund general corporate purposes. In connection with the repayment of the 2020 Term Loan and prepayment on the 2019 Term Loan, the Company incurred a loss on debt extinguishment of $9 related to unamortized debt issuance costs, which was recorded within loss on debt extinguishment in the unaudited condensed consolidated statements of operations.

The Indenture contains customary terms and provisions (including representations, covenants, and conditions). Certain covenants, among other things, restrict the Company's, and restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Indenture also contains customary events of default.

The Company was in compliance with all covenants contained in the Indenture as of September 30, 2021.

Other Obligations

As of September 30, 2021 and December 31, 2020, the Company had $1 and $5 in notes outstanding, respectively, for the acquisition of equipment and vehicles.

Note 11. Income Taxes

The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items. The Company’s effective tax rate was 38.5% and 50.1% for the three months ended September 30, 2021 and 2020, respectively and 31.3% and 21.2% for the nine months ended September 30, 2021 and 2020, respectively. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the three and nine months ended September 30, 2021 and 2020 is due to nondeductible permanent items, state taxes and taxes on foreign earnings in jurisdictions that have higher tax rates.

As of September 30, 2021, the Company’s deferred tax assets included a valuation allowance of $4 primarily related to certain deferred tax assets of the Company’s foreign subsidiaries and a capital loss carryforward in the U.S. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of September 30, 2021, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $0, $15 and $9, respectively. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2024. The foreign net operating losses generally have carryback periods of three years, carryforward periods of twenty years, or are indefinite, and begin to expire in 2034.

The Company’s liability for unrecognized tax benefits is recorded within other non-current liabilities in the consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the income statement. As of September 30, 2021 and December 31, 2020, the total gross unrecognized tax benefits were $3 and $2, respectively. The Company had accrued gross interest and penalties as of September 30, 2021 and December 31, 2020 of $1 and $1,

respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized net interest expense of $0 for all periods.

If all of the Company’s unrecognized tax benefits as of September 30, 2021 were recognized, $2 would impact the Company’s effective tax rate. The Company expects $1 of unrecognized tax benefits to expire in the next twelve months due to lapses in the statute of limitations.

As of September 30, 2021, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2014. The U.S. federal jurisdiction exam for the period ended December 31, 2017 closed in the third quarter. An adjustment for $1 was agreed to by the Company and the IRS. Because the Company was previously an S corporation, this adjustment passed through to the former shareholders of the Company and did not have an impact on the consolidated financial statements. There are various other audits in state and foreign jurisdictions. No adjustments have been proposed and the Company does not expect the results of the audits to have a material impact on the consolidated financial statements.

On December 27, 2020, the Consolidated Appropriations Act was signed into law, which included a temporary provision that allows for a 100 percent deduction for business meals expenses purchased from a restaurant between December 31, 2020 and January 1, 2023. The tax law changes in the Consolidated Appropriations Act did not have a material impact on the Company’s quarterly income tax provision.

Note 12. Employee Benefit Plans

Certain Company subsidiaries, including certain subsidiaries in Canada, contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within costs of revenue. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $26 and $25 during the three months ended September 30, 2021 and 2020, respectively and $69 and $71 during the nine months ended September 30, 2021 and 2020, respectively.

The Company also has a trustee-administered profit sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and also adopted a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors. In connection with these plans, the Company recognized $4 and less than $1 in expense during the three months ended September 30, 2021 and 2020, respectively and $11 and $6 in expense during the nine months ended September 30, 2021 and 2020, respectively.

Effective January 1, 2021, most of the Company’s employees in the U.S and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. During the three and nine months ended September 30, 2021, the Company has recognized $1 and $3 of expense, respectively, and issued 411,320 shares of the Company's common stock related to the ESPP.

Note 13. Related-Party Transactions

An annual dividend for Series A Preferred Shares was declared as of December 31, 2020 and settled in shares during January 2021. The Company issued 12.4 million shares to Mariposa Acquisition IV, LLC, a related entity that is controlled by the co-chairperson of the Company’s Board of Directors. In addition, the Company incurred advisory fees of $1 during both the three months ended September 30, 2021 and 2020, and $3 during both the nine months ended September 30, 2021 and 2020, payable to Mariposa Capital, LLC, an entity owned by the co-chairperson of the Company’s Board of Directors.

The Company has entered into a Securities Purchase Agreement with Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), an owner of more than 5% of the Company's outstanding stock, to sell 200,000 Series B Preferred Shares (as defined in Note 14 - "Shareholders' Equity") for an aggregate purchase price of $200.

The Company has entered into sales contracts with Royal Oak Enterprises, an entity controlled by the co-chairperson of the Company's Board of Directors, and recorded $5 in net revenues for the nine months ended September 30, 2021, and as of September 30, 2021 had $2 in accounts receivable, net of allowances.

From time to time the Company also enters into other immaterial related party transactions.

NOTE 14. SHAREHOLDERS’ EQUITY

Preferred Shares

Series A Preferred Shares

The Company has 4,000,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2021 ("Series A Preferred Shares"). The Series A Preferred Shares will be automatically converted into shares of common stock on a one for one basis upon the last day of 2026. The holders of the Series A Preferred Shares are entitled to receive an annual dividend in the form of common stock or cash, at the Company’s sole option based on the increase in the market price of the Company’s common stock.

Series B Preferred Shares

On July 26, 2021, the Company entered into a Securities Purchase Agreement to sell 800,000 shares of the Company’s Series B Perpetual Convertible Preferred Stock, (the “Series B Preferred Shares”), for an aggregate purchase price of $800. The holders of the Series B Preferred Shares will be entitled to dividends at the rate of 5.5% per annum, payable in cash or the Company’s common stock, at the Company's election. The Series B Preferred Shares will rank senior to common stock and Series A Preferred Shares with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company.

The Series B Preferred Shares will be convertible, at the holder’s option, into shares of the Company’s common stock at a conversion price equal to $24.60 per share, subject to certain adjustments. The Series B Preferred Shares rights include voting rights on an as-converted basis, certain pre-emptive rights on private equity offerings by the Company and certain registration rights.

The Company intends to use the net proceeds from the Series B Preferred Shares issuance to fund a portion of the consideration for the Chubb Acquisition. The Series B Preferred Shares issuance is expected to close concurrently with the closing of the Chubb Acquisition, which is anticipated to be around year-end 2021.

Common Shares

During September 2021, the Company issued 22,716,049 shares of the Company’s common stock in a public underwritten offering. The proceeds from this offering totaled approximately $446, net of related expenses. The Company expects to use the net proceeds from this offering for general corporate purposes, which may include future acquisitions and other business opportunities, capital expenditures and working capital.

Note 15. Earnings (Loss) Per Share

Net income is allocated between the Company’s common shares and other participating securities based on their participation rights. The Series A Preferred Shares represent participating securities. Earnings attributable to Series A Preferred Shares are not included in earnings attributable to common shares in calculating earnings per common share (the two-class method). For periods of net loss, there is no impact from the two-class method on earnings (loss) per share (“EPS”) as net loss is allocated to common shares because Series A Preferred Shares are not contractually obligated to share the loss.

The following table sets forth the computation of earnings (loss) per common share using the two-class method. The dilutive effect of outstanding Series A Preferred Shares and the Series A Preferred Share dividend is reflected in diluted EPS using the if-converted method, and warrants, options, and restricted and performance shares are reflected using the treasury stock method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Series A Preferred Shares, restricted and performance shares, warrants and stock options are anti-dilutive (amounts in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings (loss) per common share:
Net income (loss)	$19	$27	$32	$(131)
Less income attributable to Series A Preferred Shares	(2)	(4)	(4)	—
Net income (loss) attributable to common shareholders - basic	$17	$23	$28	$(131)

Weighted average shares outstanding - basic	204,851,780	169,387,541	199,472,387	169,501,289
Basic earnings (loss) per common share	$0.08	$0.14	$0.14	$(0.77)

Diluted earnings (loss) per common share:
Net income (loss)	$19	$27	$32	$(131)
Less income attributable to Series A Preferred Shares	(2)	(4)	(4)	—
Net income (loss) attributable to common shareholders - diluted	$17	$23	$28	$(131)

Weighted average shares outstanding - basic	204,851,780	169,387,541	199,472,387	169,501,289
Dilutive securities:
RSUs, warrants and stock options (1)	713,750	4,346,291	1,773,018	—
Shares issuable pursuant to the annual Series A Preferred Share dividend (2)	3,821,671	8,299,338	3,547,120	—
Weighted average shares outstanding - diluted	209,387,201	182,033,170	204,792,525	169,501,289
Diluted earnings (loss) per common share	$0.08	$0.13	$0.14	$(0.77)
(1)
For all periods presented, 4,000,000 Series A Preferred Shares, which are convertible to the same number of common shares, have been excluded from the calculation of diluted shares, as their inclusion would be anti-dilutive. For the nine months ended September 30, 2020, 162,500 stock options to purchase the same number of common shares and 21,265,359 common shares that would be issuable upon exercise of 63,796,076 warrants exercisable to purchase common shares on a 3:1 basis (21,265,359 ordinary share equivalents) for which the exercise price exceeded the average market price, have been excluded from the calculation of diluted shares, as their inclusion would be anti-dilutive.
(2)
For the three and nine months ended September 30, 2021, and the three months ended September 30, 2020, dilutive securities include common share equivalents which represent the annual dividend, payable in common shares, that Series A Preferred Shares would be entitled to receive assuming that the volume weighted average price of the Company’s common shares for the last ten trading days of the period would be the same average price during the last ten trading days of the calendar year. The annual dividend amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 141,194,638 shares (the “Annual Dividend Amount”). During 2020, the Annual Dividend Amount was calculated based on the Company’s share price appreciation over the initial offering price of $10.00. During 2021, the Annual Dividend Amount was calculated based on the Company’s share price appreciation over the highest price previously used in calculating the Annual Dividend Amount of $17.8829.

Note 16. Segment Information

The Company manages its operations under three operating segments which represent the Company’s three reportable segments: Safety Services, Specialty Services, and Industrial Services. This structure is generally focused on various businesses related to contracting services and maintenance of industrial and commercial facilities. All three reportable segments derive their revenues from installation, inspection, maintenance, service and repair, retrofitting and upgrading, engineering and design, distribution, fabrication, and various types of other services primarily in the United States as well as Canada and Europe.

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

Summarized financial information for the Company’s reportable segments is presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income to EBITDA. The tables below may contain slight summation differences due to rounding:

	Three Months Ended September 30, 2021
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$533	$436	$103	$(25)	$1,047
EBITDA Reconciliation
Operating income (loss)	$56	$31	$—	$(46)	$41
Plus:
Investment income and other, net	—	3	1	(1)	3
Depreciation	3	11	5	1	20
Amortization	16	11	3	2	32
EBITDA	$75	$56	$9	$(44)	$96
Total assets	$3,108	$1,284	$198	$193	$4,783
Capital expenditures	3	4	2	—	9

	Three Months Ended September 30, 2020
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$404	$400	$158	$(4)	$958
EBITDA Reconciliation
Operating income (loss)	$(24)	$105	$17	$(36)	$62
Plus:
Investment income and other, net	4	5	—	(3)	6
Depreciation	2	11	6	2	21
Amortization	35	5	(10)	1	31
EBITDA	$17	$126	$13	$(36)	$120
Total assets	$1,702	$1,105	$341	$678	$3,826
Capital expenditures	—	5	2	—	7

	Nine Months Ended September 30, 2021
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$1,511	$1,172	$196	$(51)	$2,828
EBITDA Reconciliation
Operating income (loss)	$153	$60	$(23)	$(104)	$86
Plus:
Investment income and other, net	5	5	3	(1)	12
Loss on extinguishment of debt	—	—	—	(9)	(9)
Depreciation	6	32	17	4	59
Amortization	49	34	9	3	95
EBITDA	$213	$131	$6	$(107)	$243
Total assets	$3,108	$1,284	$198	$193	$4,783
Capital expenditures	5	25	13	—	43

	Nine Months Ended September 30, 2020
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$1,199	$1,049	$468	$(11)	$2,705
EBITDA Reconciliation
Operating income (loss)	$(12)	$(9)	$(37)	$(87)	$(145)
Plus:
Investment income and other, net	9	13	—	(2)	20
Depreciation	4	35	19	4	62
Amortization	83	41	7	3	134
EBITDA	$84	$80	$(11)	$(82)	$71
Total assets	$1,702	$1,105	$341	$678	$3,826
Capital expenditures	1	14	8	1	24

Note 17. SUBSEQUENT EVENTS

In October 2021, APi Escrow Corp. (the “Escrow Issuer”), a wholly-owned subsidiary of the Company, completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 ("4.750% Senior Notes"). The Company intends to use the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb Acquisition and related fees and expenses.

The gross proceeds from the offering (plus an additional amount in cash sufficient to fund a Special Mandatory Redemption on the last day of the third full calendar month following the closing of the offering) were deposited into an escrow account. If and when the Chubb Acquisition occurs, the Special Mandatory Redemption provisions will terminate and the Escrow Issuer will merge with and into APi Group DE, Inc. (“APi DE”), a wholly-owned subsidiary of the Company, with APi DE continuing as the surviving entity. Upon the merger, APi DE will assume all of the obligations of the Escrow Issuer, and at that time the 4.750% Senior Notes will be fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s existing and future subsidiaries.

If escrow conditions, including the closing of the Chubb Acquisition, do not occur on or prior to October 27, 2022, the Escrow Issuer must redeem all of the 4.750% Senior Notes at a price equal to the principal amount of the Senior Notes plus accrued interest (the “Special Mandatory Redemption”). If the escrow conditions do occur prior to October 27, 2022, then all amounts in the escrow account will be released to fund the Chubb Acquisition and related fees and expenses.

During November 2021, the Company completed an acquisition within the Safety Services segment for a purchase price of $34, primarily made up of cash paid at closing.

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
•
our beliefs regarding our ability to pass along commodity price increases to our customers;
•
our beliefs regarding market risk and our ability to mitigate that risk;
•
our expectations and beliefs regarding accounting and tax matters;
•
our expectations regarding future capital expenditures;
•
our expectations regarding the pending acquisition of the Chubb fire and security business, including the timing for closing, the sources of financing for the consideration, and the expected benefits of the acquisition and future value creation opportunities; and
•
our beliefs regarding the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity.

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
•
our ability to successfully complete the pending acquisition of the Chubb fire and security business, including obtaining the necessary regulatory approvals and financing for the consideration, and to realize the expected benefits of the acquisition; and
•
our compliance with certain financial maintenance covenants in our credit agreement and the effect on our liquidity of any failure to comply with such covenants.

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

Overview

APG is a market-leading business services provider of safety, specialty and industrial services in over 200 locations, primarily in North America and with an expanding platform in Europe. We provide statutorily mandated and other contracted services to a strong base of long-standing customers across industries. We have a winning leadership culture driven by entrepreneurial business leaders that deliver innovative solutions to our customers.

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

We focus on growing our recurring revenues and repeat business from our diversified long-standing customers across a variety of end markets, which we believe provides us with stable cash flows and a platform for organic growth. Maintenance and service revenues are generally more predictable through contractual arrangements with typical terms ranging from days to three years, with the majority having durations of less than six months and are often recurring due to consistent renewal rates and long-standing customer relationships.

For financial information about our operating segments, see Note 16 – “Segment Information” to our unaudited condensed consolidated financial statements included herein.

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

Economic, Industry and Market Factors

We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect their planned capital and maintenance budgets in certain end markets. Market, regulatory and industry factors could affect demand for our services, including: (i) changes to customers’ capital spending plans; (ii) mergers and acquisitions among the customers we serve; (iii) new or changing regulatory requirements or other governmental policy changes or uncertainty; (iv) economic, market or political developments; (v) changes in technology, tax and other incentives; and (vi) access to capital for customers in the industries we serve. Availability of transportation and transmission capacity and fluctuations in market prices for energy and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, can result, and has resulted, in lower proposals and lower profit on the services we provide. In the face of increased pricing pressure on key materials, such as steel, or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. Increased competition for skilled labor resources and higher labor costs can reduce our profitability and impact our ability to deliver timely service to our customers. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future consolidated results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.

Recent Developments

Acquisitions

On July 1, 2021, we completed the acquisition of Premier Fire & Security, Inc. within the Safety Services segment. We also completed several individually immaterial acquisitions during the nine months ended September 30, 2021. Total purchase consideration for all of the completed acquisitions of $68 million consisted of cash paid at closing of $51 million, net of cash acquired of $4 million, and accrued consideration of $13 million. The results of operations of these acquisitions are included in the Company’s unaudited condensed consolidated statement of operations from their respective dates of acquisition. Net revenues and operating income from material acquisitions were $9 million and less than $1 million, respectively, for the nine months ended September 30, 2021. See Note 4 – “Business Combinations” for further details.

Chubb Acquisition Overview

On July 26, 2021, we entered into an agreement to acquire the Chubb Limited fire and security business (the "Chubb Business") from Carrier Global Corporation for an enterprise value of $3,100 million, which is comprised of $2,900 million cash and approximately $200 million of assumed liabilities, and other adjustments (the "Chubb Acquisition"). This amount is subject to working capital and other closing adjustments as of the date of the acquisition, which is expected to close around year-end 2021. We expect the Chubb Business will be a core asset for us, and will provide meaningful opportunities for future value creation through providing complementary revenue growth by expanding our opportunities for cross-selling products and services across our key end markets.

COVID-19 Update

We continue to monitor short- and long-term impacts of the COVID-19 pandemic. As the situation has continued to evolve, the impacts on our work have also evolved due to the domino effects of various local, state and national governmental orders, including but not limited to, reduced efficiency in performing our work while adhering to physical distancing protocols demanded by COVID-19.

Beginning in the fourth quarter of 2021, the U.S. government began implementation of a COVID-19 vaccine mandate for certain federal contractors and subcontractors, subject to exception upon an approved reasonable accommodation based on disability or religion. In addition, the U.S. Occupational Health and Safety Administration (“OSHA”) has implemented, via an Emergency Temporary Standard (“ETS”), a COVID-19 mandate applicable to all private employers with 100 or more employees. Employers subject to the ETS are required, in turn, to mandate that their employees are vaccinated against COVID-19 or submit to weekly testing and other safety measures. States may issue similar vaccination and\or testing mandates for state contractors; other states, in opposition to the current and anticipated federal mandates, may issue orders intended to obstruct compliance with those mandates. We may experience labor shortages or loss of work as a result of current and anticipated COVID-19-vaccine-related mandates.

Although we are actively quoting new work for customers, should the macro economy continue to be negatively impacted by the COVID-19 pandemic or worsen due to surges in cases, new variants, vaccination mandates, or additional restrictions on operations, it is possible additional projects could be delayed indefinitely or cancelled, or that we may not be allowed access to our customers’ facilities to perform inspection and service projects. In addition, the effects of the COVID-19 pandemic have resulted and could continue to result in greater seasonal and cyclical volatility than would otherwise exist under normal conditions. In the event that vaccination mandates lead to a substantial increase in requests for accommodation and/or conflicts with certain state laws, we may have increased exposure to employment law and litigation risk.

Vaccination mandates or other mitigation efforts, and outbreaks in jurisdictions in which we operate or at our project or work sites, could have a material negative impact on our net revenues and earnings. If a large number of our employees who are located in a particular jurisdiction or are working on a project or work site are exposed to or infected with COVID-19 and we are unable to hire qualified personnel due to labor shortages and other impacts of the COVID-19 outbreak, we may be required to delay projects or the provision of our services for a period of time. This could negatively impact our net revenues, have a material adverse impact on our operating results, and cause harm to our reputation.

Generally, in 2021, with end of shelter-in-place orders and increases in vaccination rates, we continue to experience stabilization and volume improvements as our teams and customers have adapted to working in the long-term COVID-19 environment. There can be no assurance this trend, which would allow us to recover pre-pandemic volume levels, will continue in a positive manner. We have begun to experience supply chain disruptions, which are negatively impacting the source and supply of materials needed for our business. The continued impact of COVID-19 on our vendors is evolving and could continue to make it difficult to obtain needed materials at reasonable prices.

The preemptive cost reduction plan, which saved both expense and cash in 2020, has been generally eased in 2021.

The United States Department of Homeland Security’s Cybersecurity and Infrastructure Security Agency has warned cybercriminals will take advantage of the uncertainty created by COVID-19 to launch cybersecurity attacks. The risks could include more frequent malicious cybersecurity and fraudulent activities, as well as schemes which attempt to take advantage of employees’ use of various technologies to enable remote work activities. We believe the COVID-19 outbreak has incrementally increased our cyber risk profile, but we are unable to predict the extent or impacts of those risks at this time. A significant disruption in our information technology systems, unauthorized access to or loss of confidential information, or legal claims resulting from violation of privacy laws could each have a material adverse effect on our business.

While we cannot estimate the duration or future negative financial impact of the COVID-19 pandemic on our business, we are currently experiencing some negative impact, which we expect to continue in the future.

In prior economic downturns, such as those caused by recessions, the impact on our business has generally lagged when compared to the impact on other industries. It remains uncertain if the economic downturn caused by COVID-19 will impact us in a manner similar to past economic downturns.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements is included in Note 3 – “Recent Accounting Pronouncements” to our unaudited condensed consolidated financial statements included herein.

Description of Key Line Items

Net Revenues

Net revenues are generated from the sale of various types of contracted services, fabrication and distribution. We derive net revenues primarily from services under contractual arrangements with durations ranging from days to three years, with the majority having durations of less than six months, and which may provide the customer with pricing options that include a combination of fixed, unit, or time and material pricing. Net revenues for fixed price agreements are generally recognized over time using the cost-to-cost method of accounting which measures progress based on the cost incurred to total expected cost in satisfying our performance obligation.

Net revenues from time and material contracts are recognized as the services are provided. Net revenues earned are based on total contract costs incurred plus an agreed upon markup. Net revenues for these cost-plus contracts are recognized over time on an input basis as labor hours are incurred, materials are utilized, and services are performed. Net revenues from wholesale or retail unit sales are recognized at a point-in-time upon shipment.

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

Results of Operations

The following is a discussion of our financial condition and results of operations during the three and nine months ended September 30, 2021 and the three and nine months ended September 30, 2020.

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

	Three Months Ended September 30,		Change
($ in millions)	2021	2020	$	%
Net revenues	$1,047	$958	$89	9.3%
Cost of revenues	795	736	59	8.0%
Gross profit	252	222	30	13.5%
Selling, general, and administrative expenses	211	171	40	23.4%
Impairment of goodwill and intangible assets	—	(11)	11	NM
Operating income	41	62	(21)	(33.9)%
Interest expense, net	14	13	1	7.7%
Investment income and other, net	(3)	(6)	3	50.0%
Other expense, net	11	7	4	57.1%
Income before income taxes	30	55	(25)	(45.5)%
Income tax provision	11	28	(17)	(60.7)%
Net income	$19	$27	$(8)	(29.6)%

NM = Not meaningful

Net revenues

Net revenues for the three months ended September 30, 2021 were $1,047 million compared to $958 million for the same period in 2020, an increase of $89 million or 9.3%. The increase in net revenues was primarily driven by additional revenues from acquisitions completed in the previous 12 months in the Safety Services segment. In addition, the increase in net revenues was due to general market recoveries from the COVID-19 pandemic within our Safety Services segment, growth in inspection and service revenue, and increased demand and timing for specialty contracting work within our Specialty Services segment. These increases were partially offset by a decline in the Industrial Services segment.

Gross profit

The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Change
($ in millions)	2021	2020	$	%
Gross profit	$252	$222	$30	13.5%
Gross margin	24.1%	23.2%

Our gross profit for the three months ended September 30, 2021 was $252 million compared to $222 million for the same period in 2020, an increase of $30 million, or 13.5%. Gross margin was 24.1%, an increase of 90 basis points compared to prior year, primarily due to a $4 million decrease in backlog amortization expense, which positively impacted the rate by 40 basis points. Also driving the improvement was outsized growth in the Safety Services segment, our highest margin segment, and improved mix of service and inspection revenue, partially offset by supply chain disruptions and inflation causing downward pressure on margins.

Operating expenses

The following table presents operating expenses and operating margin (operating income as a percentage of net revenues) for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Change
($ in millions)	2021	2020	$	%
Selling, general, and administrative expenses (excluding amortization expense)	$181	$146	$35	24.0%
Amortization expense	30	25	5	20.0%
Impairment of goodwill and intangible assets	—	(11)	11	NM
Total operating expenses	$211	$160	$51	31.9%
Operating expenses as a % of net revenues	20.2%	16.7%
Operating margin	3.9%	6.5%

Our operating expenses for the three months ended September 30, 2021 were $211 million compared to $160 million for the same period in 2020, an increase of $51 million. Operating expenses as a percentage of net revenues were 20.2% for 2021 compared to 16.7% for 2020. In the second quarter of 2020, we took various actions in response to the COVID-19 pandemic which resulted in lower operating expenses as a percentage of net revenues for the three months ended September 30, 2020. This included implementing a preemptive cost reduction plan to lower expenses throughout 2020. However, as COVID-19 restrictions began to ease and volumes increased, we restored many of these costs in fourth quarter of 2020 and into 2021, resulting in an increase in operating expenses as a percentage of net revenues. Also driving the increase was higher levels of spending related to higher sales volumes, acquisition expenses and business process transformation projects, including system and process development costs and expenses associated with the implementation of compliance programs related to the Sarbanes-Oxley Act of 2002 during the third quarter of 2021. In addition, the third quarter of 2020 included an impairment charge reversal of $11 million that did not recur in the third quarter of 2021.

Interest expense, net

Interest expense was relatively flat at $14 million and $13 million for the three months ended September 30, 2021 and 2020, respectively.

Investment income and other, net

Investment income and other, net was income of $3 million and $6 million for the three months ended September 30, 2021 and 2020, respectively. The decline in investment income and other, net was primarily due to a decrease in income from joint venture investments of $4 million.

Income tax provision

The income tax expense for the three months ended September 30, 2021 was $11 million compared to $28 million in the same period of the prior year. This change was driven by lower income before taxes in the three months ended September 30, 2021 compared to the same period in 2020. The effective tax rate for the three months ended September 30, 2021 was 38.5%, compared to 50.1% in the same period of 2020. The difference in the effective tax rate was driven by discrete and nondeductible permanent items, which have a greater impact on the effective tax rate when income or losses are smaller. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, state taxes, and foreign earnings in jurisdictions that have higher tax rates.

Net income and EBITDA

The following table presents net income and EBITDA for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Change
($ in millions)	2021	2020	$	%
Net income	$19	$27	$(8)	(29.6)%
EBITDA	96	120	(24)	(20.0)%
Net income as a % of net revenues	1.8%	2.8%
EBITDA as a % of net revenues	9.2%	12.5%

Our net income for the three months ended September 30, 2021 was $19 million compared to $27 million for the same period in 2020, a decrease of $8 million. Net income as a percentage of net revenues for the three months ended September 30, 2021 was 1.8% compared to 2.8% for the same period in 2020. EBITDA for the three months ended September 30, 2021 was $96 million compared to $120 million for the same period in 2020, a decrease of $24 million. The decline in net income and EBITDA resulted from higher spending related to acquisition expenses and business process transformation projects to enhance systems and implement compliance programs related to the Sarbanes-Oxley Act of 2002 and a favorable adjustment related to impairment charges that was recorded in the third quarter of 2020. These items were partially offset by an improved mix of service and inspection revenue.

Operating Segment Results for the three months ended September 30, 2021 versus the three months ended September 30, 2020

	Net Revenues
	Three Months Ended September 30,		Change
($ in millions)	2021	2020	$	%
Safety Services	$533	$404	$129	31.9%
Specialty Services	436	400	36	9.0%
Industrial Services	103	158	(55)	(34.8)%
Corporate and Eliminations	(25)	(4)	(21)	(525.0)%
	$1,047	$958	$89	9.3%

	Operating Income (Loss)
	Three Months Ended September 30,		Change
($ in millions)	2021	2020	$	%
Safety Services	$56	$(24)	$80	333.3%
Safety Services operating margin	10.5%	(5.9)%
Specialty Services	31	105	(74)	(70.5)%
Specialty Services operating margin	7.1%	26.3%
Industrial Services	—	17	(17)	NM
Industrial Services operating margin	0%	10.8%
Corporate and Eliminations	(46)	(36)	(10)	(27.8)%
	$41	$62	$(21)	(33.9)%

	EBITDA
	Three Months Ended September 30,		Change
($ in millions)	2021	2020	$	%
Safety Services	$75	$17	$58	341.2%
Safety Services EBITDA as a % of net revenues	14.1%	4.2%
Specialty Services	56	126	(70)	(55.6)%
Specialty Services EBITDA as a % of net revenues	12.8%	31.5%
Industrial Services	9	13	(4)	(30.8)%
Industrial Services EBITDA as a % of net revenues	8.7%	8.2%
Corporate and Eliminations	(44)	(36)	(8)	(22.2)%
	$96	$120	$(24)	(20.0)%

The following discussion breaks down the net revenues, operating income (loss) and EBITDA by operating segment for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Safety Services

Safety Services net revenues for the three months ended September 30, 2021 increased by $129 million or 31.9% compared to the same period in the prior year. The increase was primarily driven by additional net revenues contributed by acquisitions completed in the prior 12 months and general market recoveries in both our Life Safety and HVAC service businesses as compared to the poor market conditions in the third quarter of 2020, which was negatively impacted by the COVID-19 pandemic. We also experienced an increase in inspection and service revenue in our Life Safety business.

Safety Services operating margin for the three months ended September 30, 2021 and 2020 was approximately 10.5% and (5.9)%, respectively. The improvement was the result of an impairment charge of $49 million recorded in the third quarter of 2020 that did not recur, and decreased amortization expense of $19 million. The improvement was partially offset by an increase in operating expenses resulting from the restoration of costs that had been reduced during the prior year as part of our COVID-19 response. Safety Services EBITDA as a percentage of net revenues for the three months ended September 30, 2021 and 2020 was approximately 14.1% and 4.2%, respectively. This improvement is primarily related to the non-recurrence of the impairment charge recorded during the prior year and higher volume as described above.

Specialty Services

Specialty Services net revenues for the three months ended September 30, 2021 increased by $36 million or 9.0% compared to the same period in the prior year. The increase was primarily driven by higher demand and timing for specialty contracting services during the third quarter of 2021, resulting from general improvements in market conditions compared to the prior year, which was negatively impacted by the COVID-19 pandemic. These increases were partially offset by lower volumes in fabrication, infrastructure, and certain utility businesses.

Specialty Services operating margin for the three months ended September 30, 2021 and 2020 was approximately 7.1% and 26.3%, respectively. The decrease was due to the non-recurrence of a $68 million favorable adjustment that was recorded during the three months ended September 30, 2020 to reverse part of an impairment charge recorded in the first quarter of 2020. The decrease was partially offset by increased amortization expense of $6 million and supply chain disruptions and inflation causing downward pressure on margins. Our Specialty Services EBITDA as a percentage of net revenues for the three months ended September 30, 2021 and 2020 was approximately 12.8% and 31.5%, respectively, due to the factors discussed above and a decrease in income from joint venture investments of $4 million.

Industrial Services

Industrial Services net revenues for the three months ended September 30, 2021 decreased by $55 million or (34.8)% compared to the same period in the prior year. The decline was the result of the suppression of demand for our services due to decisions by our customers to delay and suspend projects, strategic focus on improving margin resulting from disciplined project and customer selection, and difficult market conditions. In addition, the sale of two Industrial Services businesses accounted for $5 million of the decline.

Industrial Services operating margin for the three months ended September 30, 2021 and 2020 was approximately 0% and 10.8%, respectively. The decline was the result of lower volume of projects while certain indirect costs for leases and equipment did not decline as significantly, and an increase in amortization expense of $13 million, partially offset by a $8 million impairment charge recorded in the third quarter of 2020 that did not recur. Industrial Services EBITDA as a percentage of net revenues was 8.7% and 8.2% for the three months ended September 30, 2021 and 2020, respectively, driven by the impacts of lower volumes and factors described above.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

	Nine Months Ended September 30,		Change
($ in millions)	2021	2020	$	%
Net revenues	$2,828	$2,705	$123	4.5%
Cost of revenues	2,163	2,147	16	0.7%
Gross profit	665	558	107	19.2%
Selling, general, and administrative expenses	579	506	73	14.4%
Impairment of goodwill and intangible assets	—	197	(197)	NM
Operating income (loss)	86	(145)	231	159.3%
Interest expense, net	43	41	2	4.9%
Loss on extinguishment of debt	9	—	9	NM
Investment income and other, net	(12)	(20)	8	40.0%
Other expense, net	40	21	19	90.5%
Income (loss) before income taxes	46	(166)	212	127.7%
Income tax provision (benefit)	14	(35)	49	140.0%
Net income (loss)	$32	$(131)	$163	124.4%

NM = Not meaningful

Net revenues

Net revenues for the nine months ended September 30, 2021 were $2,828 million compared to $2,705 million for the same period in 2020, an increase of $123 million or 4.5%. The increase in net revenues was primarily driven by growth in inspection and services revenue in our Life Safety business and additional revenue contributed by acquisitions completed in the previous 12 months within our Safety Services segment. Also driving the increase was greater demand for specialty contracting work within our Specialty Services segment. Both our Safety Services and Specialty Services segments benefited from general market recoveries from the COVID-19 pandemic during the nine months ended September 30, 2021. These improvements were partially offset by a decline in our Industrial Services segment, which continued to experience difficult market conditions and suppressed demand during the nine months ended September 30, 2021.

Gross profit

The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30,		Change
($ in millions)	2021	2020	$	%
Gross profit	$665	$558	$107	19.2%
Gross margin	23.5%	20.6%

Our gross profit for the nine months ended September 30, 2021 was $665 million, compared to $558 million for the same period in 2020, an increase of $107 million or 19.2%. Gross margin was 23.5%, an increase of 290 basis points compared to prior year primarily due to a $46 million decrease in backlog amortization expense, which positively impacted the rate by 160 basis points. In addition, outsized growth in the Safety Services segment, improved mix of service and inspection, and disciplined project and customer selection drove higher gross margins. These increases were partially offset by supply chain disruptions and inflation causing downward pressure on margins, project delays, jobsite conditions and suppression of demand in the energy industry.

Operating expenses

The following table presents operating expenses and operating margin (operating income as a percentage of net revenues) for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30,		Change
($ in millions)	2021	2020	$	%
Selling, general, and administrative expenses (excluding amortization expense)	$489	$423	$66	15.6%
Amortization expense	90	83	7	8.4%
Impairment of goodwill and intangible assets	—	197	(197)	NM
Total operating expenses	$579	$703	$(124)	(17.6)%
Operating expenses as a % of net revenues	20.5%	26.0%
Operating margin	3.0%	(5.4)%

Our operating expenses for the nine months ended September 30, 2021 were $579 million, compared to $703 million for the same period in 2020, a decrease of $124 million. Operating expenses as a percentage of net revenues were 20.5% for 2021 compared to 26.0% for 2020, improving primarily due to the $197 million impairment charge related to goodwill and intangible assets recorded in the nine months ended September 30, 2020 that did not recur in 2021. This decline was offset by an increase of 15.6% in selling, general, and administrative expenses (excluding amortization) due to higher spending related to acquisition expenses, business process transformation projects to enhance systems and implement compliance programs related to Sarbanes-Oxley Act of 2002, and the preemptive cost reduction plan we implemented in the second quarter of 2020 to reduce expenses in response to the COVID-19 pandemic. As COVID-19 restrictions began to ease, we restored many of these costs in the fourth quarter of 2020, resulting in an increase in selling, general, and administrative expenses in the nine months ended September 30, 2021.

Interest expense, net

Interest expense was $43 million for the nine months ended September 30, 2021 which is slightly higher than $41 million for the same period of the prior year.

Investment income and other, net

Investment income and other, net was income of $12 million and $20 million for the nine months ended September 30, 2021 and 2020, respectively. The decline in investment income and other, net was primarily due to a decrease in income from joint venture investments of $9 million.

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

Income tax provision (benefit)

The income tax expense for the nine months ended September 30, 2021 was $14 million compared to a benefit of $35 million in the same period of the prior year. This change was driven by the fact that we had net income for the first nine months of 2021, whereas we were in a loss position in the same period of 2020 due to an impairment charge recorded in 2020. The effective tax rate for the nine months ended September 30, 2021 was 31.3% compared to 21.2% in the same period of 2020. The difference in the effective tax rate was driven by discrete and nondeductible permanent items, which have a greater impact on the effective tax rate when income or losses are smaller. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, state taxes and foreign earnings in jurisdictions that have higher tax rates.

Net income (loss) and EBITDA

The following table presents net income and EBITDA for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30,		Change
($ in millions)	2021	2020	$	%
Net income (loss)	$32	$(131)	$163	124.4%
EBITDA	243	71	172	242.3%
Net income (loss) as a % of net revenues	1.1%	(4.8)%
EBITDA as a % of net revenues	8.6%	2.6%

Our net income (loss) for the nine months ended September 30, 2021 was $32 million compared to $(131) million for the same period in 2020, an improvement of $163 million. Net income (loss) as a percentage of net revenues for the nine months ended September 30, 2021 was 1.1% compared to (4.8)% for the same period in 2020. The change was principally from an impairment charge that occurred in the nine months ended September 30, 2020 related to goodwill of $197 million that did not recur in 2021, and improved gross margin. EBITDA as a percentage of net revenues for the nine months ended September 30, 2021 was 8.6% compared to 2.6% for the same period in 2020. Improvements in EBITDA were primarily a result of the non-recurrence of the impairment charge of $197 million recorded in the nine months ended September 30, 2020 and improved gross margin. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Operating Segment Results for the nine months ended September 30, 2021 versus the nine months ended September 30, 2020

	Net Revenues
	Nine Months Ended September 30,		Change
($ in millions)	2021	2020	$	%
Safety Services	$1,511	$1,199	$312	26.0%
Specialty Services	1,172	1,049	123	11.7%
Industrial Services	196	468	(272)	(58.1)%
Corporate and Eliminations	(51)	(11)	(40)	(363.6)%
	$2,828	$2,705	$123	4.5%

	Operating Income (Loss)
	Nine Months Ended September 30,		Change
($ in millions)	2021	2020	$	%
Safety Services	$153	$(12)	$165	1,375.0%
Safety Services operating margin	10.1%	(1.0)%
Specialty Services	60	(9)	69	766.7%
Specialty Services operating margin	5.1%	(0.9)%
Industrial Services	(23)	(37)	14	37.8%
Industrial Services operating margin	(11.7)%	(7.9)%
Corporate and Eliminations	(104)	(87)	(17)	(19.5)%
	$86	$(145)	$231	159.3%

	EBITDA
	Nine Months Ended September 30,		Change
($ in millions)	2021	2020	$	%
Safety Services	$213	$84	$129	153.6%
Safety Services EBITDA as a % of net revenues	14.1%	7.0%
Specialty Services	131	80	51	63.8%
Specialty Services EBITDA as a % of net revenues	11.2%	7.6%
Industrial Services	6	(11)	17	154.5%
Industrial Services EBITDA as a % of net revenues	3.1%	(2.4)%
Corporate and Eliminations	(107)	(82)	(25)	(30.5)%
	$243	$71	$172	242.3%

The following discussion breaks down the net revenues, operating income and EBITDA by operating segment for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Safety Services

Safety Services net revenues for the nine months ended September 30, 2021 increased by $312 million or 26.0% compared to the same period in the prior year. This increase is primarily attributable to an increase in inspection and service revenue within our Life Safety business, market recoveries in both Life Safety and HVAC services, and additional revenue contributed by acquisitions completed in the prior 12 months.

Safety Services operating margin for the nine months ended September 30, 2021 and 2020 was approximately 10.1% and (1.0)%, respectively. The improvement was primarily driven by an impairment charge of $83 million recorded in the nine months ended September 30, 2020 that did not recur in 2021. In addition, the improvement was driven by disciplined project and customer selection, and a decrease in amortization expense of $34 million. Safety Services EBITDA as a percentage of net revenues for the nine months ended September 30, 2021 and 2020 was approximately 14.1% and 7.0%, respectively. This expansion is primarily related to improved mix and non-recurrence of impairment charges recorded in the nine months ended September 30, 2020.

Specialty Services

Specialty Services net revenues for the nine months ended September 30, 2021 increased by $123 million or 11.7% compared to the same period in the prior year. The increase was primarily driven by increased demand and timing for our specialty contracting services and timing for project work as compared to the prior year, which was negatively impacted by the COVID-19 pandemic. These increases were partially offset by project deferrals and jobsite disruptions driven by unfavorable weather conditions in the first quarter of 2021 and lower volumes in fabrication, infrastructure, and certain utility businesses.

Specialty Services operating margin for the nine months ended September 30, 2021 and 2020 was approximately 5.1% and (0.9)%, respectively. The improvement was the result of an impairment charge of $52 million recorded in the nine months ended September 30, 2020 that did not recur and a decrease in amortization expense of $7 million. Our Specialty Services EBITDA as a percentage of net revenues for the nine months ended September 30, 2021 and 2020 was approximately 11.2% and 7.6%, respectively. This improvement is primarily related to the impairment charge recorded in the nine months ended September 30, 2020 that did not recur, partially offset by a decrease in income from joint venture investments of $9 million.

Industrial Services

Industrial Services net revenues for the nine months ended September 30, 2021 decreased by $272 million or (58.1)% compared to the same period in the prior year. The decline was the result of a suppression of demand for our services, our strategic focus on improving margin resulting from disciplined project and customer selection, and a general market weakness in the energy industry. Also impacting the decline was the sale of two Industrial Services businesses that accounted for $83 million of net revenues during the nine months ended September 30, 2020.

Industrial Services operating margin for the nine months ended September 30, 2021 and 2020 was approximately (11.7)% and (7.9)%, respectively. The decline was primarily attributable to a lower volume of projects while certain indirect costs for leases and equipment remained consistent with prior periods and increased amortization expense of $2 million, partially offset by an impairment charge of $62 million recorded in the nine months ended September 30, 2020 that did not recur. Industrial Services EBITDA as a percentage of net revenues was 3.1% and (2.4)% for the nine months ended September 30, 2021 and 2020, respectively. This improvement is primarily related to the impairment charge of $62 million in 2020 that did not recur, partially offset by impacts of lower volumes described above.

Non-GAAP Financial Measures (Unaudited)

We supplement our reporting of consolidated financial information determined in accordance with U.S. GAAP with EBITDA (defined below), which is a non-U.S. GAAP financial measure. We use EBITDA to evaluate our performance, both internally and as compared with our peers, because it excludes certain items that may not be indicative of our core operating results. Management believes this measure is useful to investors since it (a) permits investors to view the Company’s performance using the same tools management uses to evaluate the Company’s past performance, reportable business segments and prospects for future performance, (b) permits investors to compare the Company with its peers, and (c) determines certain elements of management’s incentive compensation. Specifically, earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. The Company supplements the reporting of its consolidated financial information with EBITDA. The Company believes this non-U.S. GAAP measure provides meaningful information and help investors understand the Company’s financial results and assess its prospects for future performance. Consolidated EBITDA is calculated in a manner consistent with segment EBITDA, which is a measure of segment profitability.

This non-U.S. GAAP financial measure, however, has limitations as an analytical tool and should not be considered in isolation from, a substitute for, or superior to, the related financial information we report in accordance with U.S. GAAP. The principal limitation of this non-U.S. GAAP financial measure is it excludes significant expenses required by U.S. GAAP to be recorded in our financial statements and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, this measure is subject to inherent limitations as it reflects the exercise of judgment by management about which items are excluded or included in determining this non-U.S. GAAP financial measure. Investors are encouraged to review the following reconciliation of this non-U.S. GAAP financial measure to its most comparable U.S. GAAP financial measure and not to rely on any single financial measure to evaluate our business.

The following table presents a reconciliation of net income to EBITDA for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2021	2020
Reported net income	$19	$27
Adjustments to reconcile net income to EBITDA:
Interest expense, net	14	13
Income tax provision	11	28
Depreciation	20	21
Amortization	32	31
EBITDA	$96	$120

	Nine Months Ended September 30,
($ in millions)	2021	2020
Reported net income (loss)	$32	$(131)
Adjustments to reconcile net income (loss) to EBITDA:
Interest expense, net	43	41
Income tax provision (benefit)	14	(35)
Depreciation	59	62
Amortization	95	134
EBITDA	$243	$71

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, and our access to our Revolving Credit Facility. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, and prolonged impacts of COVID-19, over which we have no control. As of September 30, 2021, we had $1,354 million of total liquidity, comprising $1,128 million in cash and cash equivalents and $226 million ($300 million less outstanding letters of credit of approximately $74 million, which reduce availability) of available borrowings under our Revolving Credit Facility. During the nine months ended September 30, 2021, we received approximately $230 million of cash proceeds from the exercise of approximately 60 million outstanding warrants, resulting in the issuance of approximately 20 million shares of common stock, and $446 million in cash proceeds from the issuance of approximately 23 million shares of common stock.

During the second quarter of 2021, we completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”). The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our existing and future domestic subsidiaries. The proceeds from the sale of the 4.125% Senior Notes were used to repay all outstanding indebtedness under the term loan incurred on October 22, 2020 (the “2020 Term Loan”), prepay a portion of the term loan incurred on October 1, 2019 (the “2019 Term Loan”), pay for transaction fees and expenses, and fund general corporate purposes. In connection with the repayment of the 2020 Term Loan and partial repayment on the 2019 Term

Loan, we incurred a loss on debt extinguishment of $9 million related to unamortized debt issuance costs, which was recorded within loss on debt extinguishment in the unaudited condensed consolidated statements of operations.

We expect to continue to be able to access the capital markets through equity and debt offerings for liquidity purposes as needed. Our principal liquidity requirements have been, and we expect will be, any accrued consideration due to selling shareholders, including tax payments in connection therewith, for working capital and general corporate purposes, including capital expenditures and debt service, as well as to identify, execute and integrate strategic acquisitions and business transformation. We expect to fund the acquisition of the Chubb fire and security business, anticipated to close around year-end 2021, through a combination of cash on hand, perpetual preferred equity financing, the issuance of the 4.750% Senior Notes as described below, and other debt financing.

In December 2020, our Board of Directors authorized a share repurchase program, authorizing the purchase of up to an aggregate of $100 million of shares of common stock. There were no stock repurchases during the nine months ended September 30, 2021 under the share repurchase program and approximately $70 million of repurchases remained authorized.

Cash Flows

The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
($ in millions)	2021	2020
Net cash provided by operating activities	$68	$329
Net cash used in investing activities	(81)	(17)
Net cash provided by (used in) financing activities	629	(101)
Effect of foreign currency exchange rate change on cash and cash equivalents	(1)	—
Net increase in cash and cash equivalents	$615	$211
Cash, cash equivalents, and restricted cash at the end of the period	$1,130	$467

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $68 million for the nine months ended September 30, 2021 compared to $329 million for the same period in 2020. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed. During 2020, the decline in volume of business due to the COVID-19 pandemic drove a significant decrease in our working capital, which generated substantial operating cash flows. During the nine months ended September 30, 2021, we experienced recovery from the impacts of COVID-19 and the volume of business has expanded, driving higher working capital requirements, specifically higher accounts receivable and contract assets, and leading to lower operating cash flows.

Net Cash Used in Investing Activities

Net cash used in investing activities was $81 million for the nine months ended September 30, 2021 compared to $17 million for the same period in 2020. During the prior year, our acquisition activity was reduced due to uncertainties around the COVID-19 pandemic, the transition to being a publicly traded company and other corporate priorities. Comparatively, during the current year, our strategic focus on accretive acquisitions has resulted in increased acquisition activity, primarily within the Safety Services segment, resulting in the use of $51 million for acquisitions during the nine months ended September 30, 2021 compared to $6 million for the same period in 2020. Our capital expenditures were approximately $43 million and $24 million in the nine months ended September 30, 2021 and 2020, respectively. The increase in capital spending is due to the reduction in capital expenditures that occurred in 2020 as a result of COVID-19, and as we return to a more normalized level of spending, capital spending has increased in the current period, and is expected to be less than 2% of net revenues annually.

Net Cash Provided by (used in) Financing Activities

Net cash provided by financing activities was $629 million for the nine months ended September 30, 2021 compared to a usage of $101 million for the same period in 2020. The increase in cash provided by financing activities was primarily due to $230 million of proceeds from the issuance of common shares in connection with the warrant exercises which occurred during the first quarter of 2021, $446 million of net proceeds from the common stock issuance, which occurred during the third quarter of 2021, and net proceeds from the issuance of long-term debt of $30 million, which were partially offset by $72 million of payments made on acquisition-related consideration.

Financing Activities

During the second quarter of 2021, we completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes, issued under an indenture, dated June 22, 2021 (the “Indenture”). The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain existing and future domestic subsidiaries. We used the net proceeds from the sale of the 4.125% Senior Notes to repay the $250 million 2020 Term Loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. As of September 30, 2021, we had $350 million aggregate principal amount of 4.125% Senior Notes outstanding.

The Indenture contains customary terms and provisions (including representations, covenants, and conditions). Certain covenants, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Indenture also contains customary events of default.

The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity. Interest will be payable in cash, semi-annually in arrears, on January 15 and July 15 of each year, beginning on January 15, 2022. The 4.125% Senior Notes are subject to redemption in whole or in part at any time on or after July 15, 2024 at the redemption prices set forth in the Indenture. In addition, before July 15, 2024, up to 35% of the aggregate principal amount of the 4.125% Senior Notes may be redeemed with the net proceeds of certain equity offerings at the redemption price set forth in the Indenture, subject to certain conditions. Further, all or a portion of the 4.125% Senior Notes may be redeemed at any time prior to July 15, 2024 at a price equal to 100% of the principal amount, plus a “make-whole” premium and accrued interest, if any, to the date of redemption.

As of September 30, 2021, we have a credit agreement (the “Credit Agreement”) which provides for: (1) a term loan facility, pursuant to which we incurred the $1,200 million 2019 Term Loan used to fund a part of the cash portion of the purchase price in the APi Acquisition, and (2) a $300 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) of which up to $150 million can be used for the issuance of letters of credit. As of September 30, 2021, we had $1,140 million of indebtedness outstanding on the 2019 Term Loan and had no amounts outstanding under the Revolving Credit Facility, under which $226 million was available after giving effect to $74 million of outstanding letters of credit, which reduce availability.

One of our Canadian subsidiaries had a $20 million unsecured line of credit agreement with a variable interest rate based upon the prime rate. This line of credit was closed during the first quarter of 2021.

The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of September 30, 2021 was 0.04:1.00.

We were in compliance with all covenants contained in the Indenture and Credit Agreement as of September 30, 2021 and, in the case of the Credit Agreement, as of December 31, 2020.

In October 2021, APi Escrow Corp. (the “Escrow Issuer”), one of our wholly-owned subsidiaries, completed a private offering of $300 million aggregate principal amount of Senior Notes maturing on October 15, 2029 ("4.750% Senior Notes"), unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity. Interest will be payable in cash, semi-annually in arrears, on April 15 and October 15 of each year, beginning on April 15, 2022. We intend to use the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb Acquisition.

The Senior Notes contain customary terms and provisions (including representations, covenants, and conditions). Certain covenants, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Indenture also contains customary events of default.

The gross proceeds from the offering (plus an additional amount in cash sufficient to fund a Special Mandatory Redemption on the last day of the third full calendar month following the closing of the offering) were deposited into an escrow account. If and when the Chubb Acquisition occurs, the Special Mandatory Redemption provisions will terminate and the Escrow Issuer will merge with and into APi Group DE, Inc. (“APi DE”), one of our wholly-owned subsidiaries, with APi DE continuing as the surviving entity. Upon the merger, APi DE will assume all of the obligations of the Escrow Issuer, and at that time the 4.750% Senior Notes will be fully and unconditionally guaranteed on a senior unsecured basis by us and certain existing and future subsidiaries.

If escrow conditions, including the closing of the Chubb Acquisition, do not occur on or prior to October 27, 2022, the Escrow Issuer must redeem all of the 4.750% Senior Notes at a price equal to the principal amount of the 4.750% Senior Notes plus accrued interest (the “Special Mandatory Redemption”). If the escrow conditions do occur prior to October 27, 2022, then all amounts in the escrow account will be released to fund the Chubb Acquisition and related fees and expenses.

Equity Offering

On May 12, 2021, we filed a universal shelf registration statement on Form S-3 (the “Form S-3”) which enabled us to issue from time to time up to $500 million in shares of our common stock, preferred stock or debt securities, and on May 21, 2021, the Form S-3 was declared effective. On September 17, 2021, we completed an underwritten offering of 22,716,049 shares of our common stock at a public offering price of $20.25 per share. This number of shares includes 2,962,962 shares sold to the underwriters upon exercise in full of their option to purchase additional shares. The offering resulted in gross proceeds of approximately $460 million, before underwriting discounts and commissions and offering expenses of approximately $14 million. The offering was registered with the SEC pursuant to the Form S-3.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2021, our variable interest rate debt was primarily related to our $1,200 million 2019 Term Loan and the $300 million Revolving Credit Facility. As of September 30, 2021, excluding letters of credit outstanding of $74 million, we had no amounts of outstanding revolving loans and $1,140 million outstanding on the 2019 Term Loan. As of September 30, 2021, we had a 5-year interest rate swap with respect to $720 million of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a fixed rate of 1.62% per annum. Accordingly, our fixed interest rate per annum on the swapped $720 million notional value of the 2019 Term Loan is 4.12% through its maturity. The remaining $420 million of our 2019 Term Loan balance is bearing interest at 2.58% per annum based on one-month LIBOR plus 250 basis points.

Additionally, during the third quarter of 2021, we amended and redesignated our net investment hedge with a notional value of $230 million. The net investment hedge reduces our interest expense by approximately $3 million annually and reduces our overall effective interest rate by approximately 24 basis points. A 100-basis point increase in the applicable interest rates under our credit facilities (including the unhedged portion of our 2019 Term Loan debt) would have increased our interest expense by approximately $5 million for the nine months ended September 30, 2021.

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

Foreign Currency Risk

Our foreign operations are primarily in Canada and Europe. Revenues generated from foreign operations represented approximately 10% of our consolidated net revenues for the nine months ended September 30, 2021. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the nine months ended September 30, 2021. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation losses (gains) totaled approximately $(9) million and $1 million for the three months ended September 30, 2021 and 2020, respectively, and $(9) million and $1 million for the nine months ended September 30, 2021, and 2020, respectively.

Our exposure to fluctuations in foreign currency exchange rates has increased as a result of the SKG Acquisition and will continue to increase in the future if we continue to expand our operations outside of the United States. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency. Our foreign currency exposure was not significant to our consolidated financial position as of September 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating such controls and procedures, we recognize any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are not effective at September 30, 2021 due to the material weakness in internal control over financial reporting described below, which was previously disclosed in Item 9A. “Controls and Procedures” of our Form 10-K for the year ended December 31, 2020.

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
•
internal controls over estimated costs of completion on contracts where net revenues are recognized over time; and
•
management review controls over projected financial information used in fair value financial models used for purchase accounting and intangible asset valuations.

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
•
implementation of a global consolidation and planning system;
•
addition of members to our accounting and finance team with the appropriate qualified experience in financial reporting, consolidations, technical accounting, and application of U.S. GAAP;
•
implementation of new controls over the revenue recognition process;

•
identification and mitigation of segregation of duties concerns within various accounting areas; and
•
implementation of new controls and enhanced procedures and processes in our financial consolidation and reporting processes.

We plan to continue our efforts to improve, design and implement integrated processes to enhance our internal control over financial reporting, including:

•
implementing changes to our accounting systems and establishing general information technology controls;
•
adding further qualified resources to our accounting and finance team with the appropriate qualified experience in financial reporting, consolidations, tax, technical accounting, internal audit and internal controls;
•
providing training and education programs for financial personnel responsible for the performance of newly implemented processes and controls; and
•
revising and enhancing control procedures for more robust control performance.

Changes in Internal Control Over Financial Reporting

We are executing our plan to remediate the material weaknesses relating to our internal control over financial reporting, as described above. This plan includes a detailed risk and controls assessment, key process walkthroughs, and flowchart documentation, training, and execution and validation of determined key controls. Except as otherwise described herein, there were no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have, or are reasonably likely to have, materially affected our internal control over financial reporting.

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

The Chubb business, we and any other relevant person is exposed to risks in connection with the funding of Chubb's pension commitments.

The Chubb business operates two defined benefit pension plans in the United Kingdom, which plans are closed to new members and future benefit accrual, as well as plans in Ireland and Australia. These plans are financed predominantly through externally invested pension plan assets via externally managed funds and insurance companies, which investments are subject to market, interest rate and inflation risks. If these investments do not perform well or are not managed properly and their values decline significantly, it could result in a substantial coverage shortfall for these pension obligations and therefore significantly increase the net pension obligations of the Chubb business, which could adversely affect our financial condition.

The Pensions Regulator in the United Kingdom has the statutory power to require additional funding or other financial support to be put in place for either Chubb defined benefit pension plan in the United Kingdom which, if exercised, could result in significant liabilities arising for the Chubb business and/or us. In addition, the Pensions Regulator in the United Kingdom has recently been given additional statutory powers which could result in the imposition of criminal sanctions on the Chubb business and/or us or any other person in relation to either Chubb defined benefit pension plan in the United Kingdom. The UK Pensions Regulator would need to satisfy a number of statutory tests in order to exercise its powers successfully.

Item 4. Mine Safety Disclosures

Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.21*

Purchase Agreement, dated October 6, 2021, by and among APi Escrow Corp., and Citigroup Global Markets Inc. and Barclays Capital Inc., as representatives of the initial purchasers, for 4.750% Senior Notes due 2029.

31.1*	Certification by Russell A. Becker, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Kevin S. Krumm, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certifications by Russell A. Becker, Chief Executive Officer, and Kevin S. Krumm, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

APi GROUP CORPORATION

November 10, 2021	/s/ Russell A. Becker
Russell A. Becker
Chief Executive Officer
(Duly Authorized Officer)

November 10, 2021	/s/ Kevin S. Krumm
Kevin S. Krumm
Chief Financial Officer
(Principal Financial Officer)