Form 10-K/A
period 2020-12-31
APi Group Corp
filed 2021-11-19
CIK 1796209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form
10-K/A
(this “Amendment”) to the Annual Report on Form
10-K
of APi Group Corporation (the “Company”) for the fiscal year ended December 31, 2020, initially filed with the Securities and Exchange Commission (“SEC”) on March 24, 2021 (the “Original Filing”), is being filed to correct an administrative error in the Original Filing. The Original Filing did not include the correct date of the Consent of Independent Registered Public Accounting Firm of KPMG LLP (the “Auditor Consent”), filed as an exhibit to the Original Filing.

This Amendment is being filed solely to correct the date within the Auditor Consent. This Amendment includes Item 15 of Part IV of the Original Filing that includes (i) the corrected Auditor Consent and (ii) as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. As no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation
S-K,
paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Except for the foregoing amended information, this Amendment does not amend or update any other information contained in the Original Filing. This Amendment does not reflect events occurring after the filing of the Form
10-K
(i.e., occurring after March 24, 2021) or modify or update those disclosures that may be affected by subsequent events. Therefore, this Amendment should be read together with other documents that the Company has filed with the SEC subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in the Original Filing.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules.
The following exhibits are filed as part of this Amendment:
(a) 3. Exhibits including those incorporated by reference – The Exhibit Index below contains a list of exhibits filed or furnished with this Amendment.
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

4.1**	Description of Capital Stock.

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

10.16†	APi Group Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8 effective June 3, 2020 (File No. 333-238890)).

10.17†**	Offer of Employment between APi Group Corporation and Andrea Fike.

21.1**	List of subsidiaries of the registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification by Russell Becker, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Kevin Krumm, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***
Certifications by Russell Becker, Chief Executive Officer, and Thomas Lydon, then Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1**	Mine Safety Disclosures

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Filed with the Original Filing on March 24, 2021
***	Furnished with the Original Filing on March 24, 2021
†	Management contract or compensatory plan or arrangement.
#
The schedules to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation
S-K.
The registrant agrees to furnish a copy of any schedule omitted from the agreements to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form
10-K/A
to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 19, 2021

APi Group Corporation

By:	/s/ Russell A. Becker
Russell A. Becker
President and Chief Executive Officer
(principal executive officer)