Form 10-K
period 2021-12-31
APi Group Corp
filed 2022-03-01
CIK 1796209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $3.8 billion.

The number of shares of Registrant’s common stock outstanding as of February 22, 2022 was 232,576,811.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2021, are incorporated by reference into Part III of this Form 10-K.

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
•
our expectations regarding the future impact of the COVID-19 pandemic on our business, including our belief regarding the future demand for our services, the seasonal and cyclical volatility of our business, and future financial results;
•
our beliefs regarding the recurring and repeat nature of our business, customers and revenues, and its impact on our cash flows and organic growth opportunities and our belief that it helps mitigate the impact of economic downturns;
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

•
our expectations regarding the acquisition of the Chubb fire and security business (the "Chubb Acquisition"), including the expected benefits of the acquisition and future value creation opportunities;
•
our beliefs regarding the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity; and
•
our intent to settle future dividends on shares of preferred stock in shares of common stock.

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

•
We have expanded our international operations into markets in which we have limited or no experience which exposes us to additional legal, economic, political, operational and currency fluctuation risks.
•
Our regional, decentralized business model subjects us to various risks which may impact our ability to execute on our business strategies and integrated policies and processes and to operate our business successfully.
•
The COVID-19 pandemic presents risks to our business, markets, supply chain, customers and workforce, to the credit and financial markets, and to the global economy generally; the continued impact of the COVID-19 pandemic and such macroeconomic factors may further exacerbate these risks.
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
•
We may experience integration and transition difficulties or other challenges relating to the Chubb Acquisition which could impact the expected benefits of the acquisition.
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
•
We have a significant amount of goodwill, identifiable intangible assets and fixed assets that are subject to impairment in the future under certain circumstances.
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
•
We are effectively self-insured against many potential liabilities, which makes estimating our future expenses for claims difficult and which increases the financial risks associated with the realization of such potential liabilities.
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
•
A large portion of our workforce is covered by collective bargaining agreements, works council arrangements and benefit pension plans, which limits our discretion in the management of covered employees, carries a risk of strikes or other concerted activities that may impair our operations, subjects us to potential works council claims and litigation and imposes obligations to fund certain pension plans.
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
•
In our business we face regular litigation across a broad range of claims, including costs related to damages we may be assessed relating to our contractual obligations or as a result of product liability claims against our customers.
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
•
We maintain confidential data and information which exposes us to risks associated with cybersecurity incidents and compliance with data privacy and security laws, identity protection and information security.

•
We face risks associated with faulty forecasting of key metrics, deterioration in our performance of services, increases in healthcare costs, significant employee misconduct, and adverse regulatory changes, all of which may negatively impact our operations and financial results.
•
Our success ultimately depends on our ability to compete successfully in the industries and markets we serve which may be jeopardized by the loss of key senior management personnel or a shortage of skilled personnel.

ITEM 1. BUSINESS

Our Business

We are a global, market-leading business services provider of safety and specialty services in over 500 locations in approximately 20 countries. We provide statutorily mandated and other contracted services to a strong base of long-standing customers across industries. We have a winning leadership culture driven by entrepreneurial business leaders to deliver innovative solutions for our customers.

We believe that our core strategies of driving organic growth and growth through accretive acquisitions, promoting sharing of best practices across all of our businesses, and leveraging our scale and services offerings place us in the position to capitalize on opportunities and trends in the industries we serve, grow our businesses and advance our position in each of our markets. We believe that our revenue diversification across customers, end markets, geographies and projects, combined with our go-to market strategy of selling inspection and installation work first, regional approach to operating our businesses, specialty operations in niche markets, strong commitment to leadership development, long-standing customers with a robust reputation in the industries we serve, and strong safety track record differentiates us from our competitors.

We have a disciplined acquisition platform which has historically provided strategic acquisitions that are integrated into our operations. Since 2005, we have completed more than 85 acquisitions. We target companies that align with our strategic priorities and demonstrate key value drivers such as culture, geography, end markets and client base, capabilities and leadership. Our priorities are unified around maintaining business continuity while identifying and implementing operational efficiencies, cost synergies, and integration of organizational processes to drive margin expansion.

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

As of December 31, 2021, we operated our business under three primary operating segments, which were also our reportable segments:

•
Safety Services – A leading provider of safety services in North America, Europe, Australia, and the Asian-Pacific region focusing on end-to-end integrated occupancy systems (fire protection solutions, Heating, Ventilation, and Air Conditioning (“HVAC”), and entry systems), including design, installation, inspection, monitoring, and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial, and special-hazard settings.
•
Specialty Services – A leading provider of a variety of infrastructure services and specialized industrial plant services, which include maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer and telecommunications infrastructure. Our services include engineering and design, fabrication, installation, maintenance service and repair, and retrofitting and upgrading. Customers within this segment vary from private and public utilities, communications, healthcare, education, transportation, manufacturing, industrial plants and governmental agencies throughout the U.S.
•
Industrial Services – A leading provider of a variety of services to the energy industry focused on transmission and distribution. This segment’s services include maintenance of existing pipeline systems and energy infrastructure services.

On January 3, 2022, we completed the acquisition of the Chubb fire and security business (the "Chubb Business"), which will be reported within the Safety Services segment. Following the Chubb Acquisition, we combined the leadership responsibility and full accountability for two of our reportable segments to fully integrate the Industrial Services and Specialty Services segments. As a result, beginning in 2022, the information for the Industrial Services segment will be combined with the Specialty Services segment and we will present financial information for the Safety Services and Specialty Services segments, which will be our two primary operating segments and also our reportable segments. Our chief operating decision maker regularly reviews financial information to allocate resources and assess performance utilizing these reorganized segments.

Our Industry

The industries in which we operate are highly fragmented and comprised of national, regional and local companies that provide services to customers across various end markets and geographies. We believe the following industry trends are affecting, and will continue to affect, demand for our services.

Increased Regulation. The life safety industry is highly regulated at the federal, state and local levels and continuous regulatory changes, including mandated building codes and inspections and maintenance requirements, continue to generate increasing demand for our services, often on a recurring basis. Specifically, the Uniform Building Codes written by the National Fire Protection Association and the International Code Council regulate fire suppression and sprinkler systems. Among other things, these codes require testing, inspections, repair, maintenance and specific retrofits of building fire suppression and sprinkler systems, which generates recurring revenue related to those services. As these associations and government agencies continue to adopt new, more stringent regulations, the demand for our services increases.

Deferred Infrastructure Investment. Following several years of deferred investment, the aging U.S. infrastructure system requires significant maintenance, repair and retrofit services which has spurred demand in our industry. State and local municipalities have deferred infrastructure spending for many years which has resulted in the need to rebuild or retrofit a large portion of the U.S. infrastructure. The Infrastructure Investment and Jobs Act signed into law on November 15, 2021 includes $550 billion of newly authorized infrastructure spending over the next 5 years.

COVID-19 and Non-Residential Construction. The negative economic impacts of COVID-19 have had an overall negative effect on the non-residential construction market. As a leading provider of specialty contracting services, we have encountered some headwinds due to these macroeconomic events. However, certain end markets we serve have been less impacted, such as data centers, distribution warehouses, and healthcare. We believe the demand for our services necessitated by regulatory requirements has, and will continue to, provide opportunities even in tough markets.

Our Competitive Strengths

We believe that the following are our key competitive strengths:

Leading Market Positions in Diverse Set of Niche Industries. We believe that we are one of the leaders in each of the niche industries we serve, including the industry leader in fire protection and sprinkler services, among the top five specialty contractors in North America, and a large provider of fire and security solutions in many of the international markets we serve. We believe that our revenue diversification across customers, end markets, geographies and projects, combined with our go-to market strategy of selling inspection and installation work first, regional approach to operating our businesses, operations in niche industries with strong cross-selling opportunities and recurring revenue potential, strong commitment to leadership development, long-standing customer relationships with a robust reputation in the industries we serve, and strong safety track record differentiates us from our competitors. As a result of our strong global brand recognition, we believe we have better access to new business opportunities, allowing us to maintain and advance our market share positions.

Repeat Revenue with Diverse Mix of Customers, End Markets, Geographies and Projects. We have repeat revenue from a diverse set of long-standing blue chip customers who are spread across a variety of end markets and geographies with low concentration. Many of our customers have high creditworthiness in a direct service relationship or contracting role, providing stable cash flows and a platform for organic growth. Service inspections are often required by legislation or insurance mandates, providing a strong recurring revenue stream. Following the Chubb Acquisition, our broad geographic footprint expanded to over 500 locations throughout approximately 20 countries, and allows us to maintain relationships with local decision makers while also having the ability to execute multi-site services for national and international account customers.

Differentiated Business Model Focused on Growing Service Revenue. Our market strategy in life safety is to sell inspection work first, because we estimate that every dollar sold can lead to subsequent service work. In most cases, our inspection work is covered by statutory or insurance requirements. Nearly all facilities that have existing life safety systems are required by law to have that system inspected on an annual basis. This strategy differentiates us from our peers and ultimately creates a stickier client relationship that we believe leads to recurring revenue, higher margins and growth opportunities.

Attractive Industry Fundamentals. We believe that the diversity of end markets we serve and the regulatory-driven demand for certain of our services will enable us to better withstand various economic cycles. We believe that the industries in which we operate are subject to increasingly complex and evolving regulatory environments and have experienced pent-up demand resulting from years of deferred maintenance and retrofit investment. We believe this presents great opportunities for us to drive growth in our businesses and enhance our market share positions.

Disciplined Acquisition Platform with History of Strategic Acquisitions. We have a disciplined acquisition platform through which we systematically target, execute and integrate strategic acquisitions. Since 2005, we have completed over 85 acquisitions. Through our selective approach, we identify and assess companies that align with our strategic priorities and demonstrate key value drivers such as culture, geography, end markets and client base, capabilities and leadership, opportunity to expand our service offering or geographic footprint, or provide a competitive opportunity such as new end markets or client base. Each of our businesses maintains its identity, reputation, customer relationships and culture following acquisition while benefiting from the resources of the APG network, which we believe is an important differentiator. Our acquired businesses benefit from direct access to the APG network, which facilitates organizational sharing of knowledge and best practices, increases collaboration across our businesses and develops cross-brand solutions which foster enhanced experience, quality and efficiency.

Differentiated Leadership Culture and Operating Model. We believe that one of our core pillars of success is our distinct leadership development culture predicated on Building Great Leaders®, our cross-functional leadership development platform designed to enable independent company leadership, cultivate broad management skills, enhance organizational flexibility, and empower the next cohort of leaders across our businesses. This culture of investing in leadership development at all levels of the organization has created an empowered, entrepreneurial atmosphere which facilitates organizational sharing of knowledge and best practices and enables the development of cross-brand solutions and innovation. Another important initiative is our field-based leadership programs. We believe our approach to field leadership is different from our peers’ field-based programs, which tend to focus on technical competence as opposed to leadership. Moreover, we employ a decentralized operating model which improves speed and responsiveness to customers in industries with strict requirements. This also empowers the leaders of our businesses to drive business performance and execute key decisions, while highlighting the significant focus we place on ensuring members of our team receive continuous investment in their development.

Resilient Business Model with Multiple Levers to Navigate Downturns. Our proactive approach to managing risk across our platform, recurring revenue services-focused business model and highly variable cost structure provide significant flexibility to effectively navigate downturns. Our significant union labor force in the U.S. and subcontract labor force internationally allow us to flex our workforce capacity as market conditions dictate without incurring significant trailing costs or severance. Our average project duration is relatively short, which helps mitigate inflationary exposure to cost of goods sold or changes in labor expense that some peers may experience in an inflationary environment. Historically, we have managed inflationary pressure through cost efficiency and cost saving actions, when needed. We believe that our broad mix of customers across many sectors and strong recurring revenue streams help us mitigate the impact of economic downturns on our business. In a downturn we have multiple levers to pull to preserve cash due to a high proportion of variable costs.

Attractive Financial Performance and Strong Margin and Cash Flow Profile. We believe that, due to our differentiated operating model, diversified services offerings, historically strong organic growth and disciplined acquisition strategy, we have an attractive financial performance profile. In addition, we support margin growth by leveraging our scale to benefit from procurement savings resulting from enhanced purchasing power and serving higher-margin, niche industries. We also have a stable cash flow profile driven by our focus on recurring services-based revenue and our asset-light business model, which requires minimal ongoing maintenance and capital expenditures (which are typically approximately 1.5% of total net revenues). The mission-critical nature of our services and regulatory-driven inspection requirements provide predictable, recurring revenue stream opportunities. Maintenance and services revenues are less cyclical, and are reasonably recurring due to the consistent renewal rates and deep customer relationships.

Our Business Strategy

We intend to continue to grow our businesses, both organically and through acquisitions, and advance our position in each of the markets we serve by pursuing the following integrated business strategies:

Drive Organic Growth. We believe that we can continue to grow our businesses organically and capture additional market share across each of our segments by focusing on growing maintenance, inspection, and service revenue and maximizing cross-selling opportunities.

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

Accelerate Growth through Acquisitions. We have a well-established acquisition platform with a track record of executing accretive acquisitions through our selective approach to targeting and assessing potential acquisitions that align with our values and strategic priorities. We have a disciplined acquisition platform through which we systematically target, execute and integrate strategic acquisitions. We believe that the markets in which we operate, which are expanding internationally, are fragmented and lend themselves to continued opportunistic acquisitions. We have grown, and plan to continue to drive growth, through accretive acquisitions, targeting businesses in our existing segments and those complementary to our service offerings.

Continue to Foster Leadership Development throughout All Levels and Geographies of the Organization. We plan to continue to invest in and support our leadership development culture through our Building Great Leaders® platform, which we believe will continue to empower the leaders across our businesses, drive business performance and create future cross-selling opportunities. Our programmatic training and development curriculum focuses on a range of topics from enhancing technical capabilities to developing soft skills, and decision-making training to enable independent company leadership. We believe that this culture will continue to support our decentralized operating model, which combines the personal attention of a small-to-medium sized company with the strength and support of an industry leader.

Leverage Our Scale and Services Portfolio. We believe that we can grow our businesses and increase our market position by leveraging our scale and broad portfolio of services offerings to capitalize on demand for single-source national and international providers. For example, we plan to focus on expanding national and international accounts and further developing an entity-wide purchasing program to realize the benefits from volume discounts and vendor pricing. We plan to leverage our industry-leading positions and the leadership across our businesses to capture growth opportunities across each of our segments. In addition, our increasing international footprint enhances our services platform with complementary offerings and cross-selling opportunities.

Customers

We have long-standing relationships with many customers in each of the industries we serve. We serve customers in both the public and private sectors, including commercial, industrial, fulfillment centers, distribution, manufacturing, education, healthcare, telecom, utilities, transmission, high tech, entertainment, governmental markets, retail, and financial services. Our customers range from Fortune 500 companies with diverse, worldwide operations to single-location companies. We have low customer concentration with no single customer accounting for more than 5% of our total net revenues for 2021.

Our focus on providing high quality service promotes deep, long-term relationships with our customers which often results in continued opportunities for new business and a reliable source of recurring revenue for ongoing inspection, maintenance and monitoring services. We often provide services under master service and other service agreements, which can be multi-year agreements, subject to earlier termination. The remainder of our work is generated pursuant to contracts for specific projects or jobs that require shorter-term services.

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

Government Regulation and Environmental Matters

Our business activities are subject to regional, national, state and local laws and regulations in each country in which we conduct business. These laws and regulations involve matters including compliance with codes or regulations governing our services, licensing and certification requirements, environmental and substance control, workplace safety, privacy, data use, data security and protection of personal information, data storage and retention, biometrics, intellectual property, advertising, marketing, distribution, electronic contracts and other communications, competition, taxation, economic or other trade prohibitions or sanctions, anti-corruption and political law compliance, securities law compliance, and financial services. In some cases, laws and regulations outside of the U.S. impose different obligations or are more restrictive than those in the U.S.

These regulations are administered by various regional, national, state and local health and safety and environmental agencies and authorities. While we cooperate with governmental authorities and take reasonable measures to meet regulatory requirements, certain of these risks are inherent in the operation of our business irrespective of regulatory compliance. Failure to comply with these laws and regulations may involve civil and criminal liability. We are also subject to a wide range of reporting, licensure, certification and compliance requirements as prescribed by various multi-national, national, state, and local governmental bodies or agencies, for example individual or corporate licensing requirements or certifications that qualify us to perform the services we offer. We believe we have all required licenses to conduct our business activities and are in substantial compliance with applicable regulatory requirements. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws and regulations will require us to make material expenditures. If we fail to comply with applicable regulations, we could be subject to substantial fines or revocation of our operating licenses.

We are subject to various national, state, and local labor and employment laws and regulations which govern minimum wage and hour requirements, overtime, working conditions, mandatory benefits, health and social insurance, statutory notice periods and other employment-related matters, duties and obligations. Additionally, a large portion of our business uses labor that is provided under collective bargaining agreements or is subject to works council processes. As such, we are subject to national and local laws and regulations related to unionized labor and collective bargaining.

We also are subject to various environmental laws and regulations that impose liability and cleanup responsibility for releases of hazardous substances into the environment or potential liability for harm to persons or property. Under certain of these laws and regulations, liabilities can be imposed for cleanup of properties, regardless of whether we directly caused the contamination or violated any law at the time of discharge or disposal. The presence of contamination from such substances or wastes could interfere with ongoing operations or adversely affect our business. In addition, we could be held liable for significant penalties and damages under certain environmental laws and regulations. Our contracts with customers may also impose liabilities on us regarding environmental issues that arise through the performance of our services. Additionally, under some legal theories of recovery applicable to claims for personal injury or property damage, liability could be imposed in connection with allegedly hazardous substances on a market share basis, eliminating the need for claimants to prove a direct relationship between the injury and our business operations. From time to time, we may incur costs and obligations related to environmental compliance and/or remediation matters or claims related to hazardous substances.

Effect of Seasonality and Cyclical Nature of Business

Our net revenues and results of operations can be subject to seasonal and other variations. These variations are influenced by weather and include impacts of customer spending patterns, contract award seasons, project schedules, holidays and timing, in particular, for large, non-recurring projects. Within our North America companies, net revenues within our Specialty Services businesses are typically lower during the winter months in the first and second quarters since cold, snowy or wet conditions can cause project delays and affect productivity. Consequently, net revenues during the third and fourth quarters are generally higher within our North America companies due to increased demand for our services when favorable weather conditions exist in many of the regions in which we operate.

The Chubb Acquisition provides opportunities to negate the weather impacts experienced by our North America Specialty Services companies by expanding our geographical footprint to other regions, including Europe and Asia and increases the proportion of our net revenues contributed by our Safety Services businesses, which are generally less affected by unfavorable weather conditions. Net revenues for our businesses outside of the U.S. are generally consistent throughout the year, with a slight decline in the third quarter due to decreased demand for our services resulting from the timing of holidays, particularly in Europe.

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

Competitive Environment

We operate in industries which are highly competitive and highly fragmented. There are relatively few barriers to entry in many of the industries in which we operate, and as a result, any organization that has adequate financial resources and access to technical expertise could become a competitor. In each of our segments, we compete with a number of companies, ranging from small, owner-operated businesses operating in narrow geographic regions to large companies with national and international scale who have significant financial, technical and marketing resources.

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

Supply

We have multiple supply sources in various markets at competitive pricing for substantially all of our raw material and installed components. The raw materials and various purchased components we use such as piping, steel, sheet metal, fire suppression/detection components and HVAC equipment have generally been available in sufficient quantities in a timely manner. We do and can rely on multiple third-party manufacturers as a source for pre-fabricated goods or system components. Historically we have been able to mitigate commodity cost exposure by purchasing or price locking commodities early for particular projects, as well as selectively using time or market-based escalation provisions in proposals and contracts. While we have experienced some COVID-19 related impacts on our supply chain to date, they have only impacted certain segments within our business. We do not anticipate experiencing significant procurement challenges, as the purchases of required materials can be sourced from multiple sources; however, tariffs or other changes in international trade relations or other factors such as the impact of pandemics or the resurgence of COVID-19 or its variants and other future pandemics, could result in limited availability of or increased costs for some materials.

Sales and Marketing

All employees, from leadership to project managers, are responsible for developing and maintaining successful long-term relationships with key customers in each of the industries we serve. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing reliable, high-quality service in a professional manner. We believe we can continue to leverage specific technical and marketing strengths at the individual business-level to expand the services offered in each business’s market. Our culture of collaboration across our businesses provides significant cross-selling opportunities to leverage our current project base, existing relationships and professional expertise to provide additional services to our existing customers. Through our North American Safety Services segment, we provide a single point of contact for customers with a regional or national portfolio of properties through our National Service Group (“NSG”) team, which enhances our understanding of customers on a national scale and allows us to build more meaningful relationships with our customers. Through our NSG team, we are able to quickly and efficiently allocate resources to meet customer needs.

Insurance and Legal Proceedings

The primary insured risks in our operations are bodily injury, property damage and workers’ compensation injury. We are insured for workers’ compensation, employer’s liability, auto liability, general liability, employee group health insurance, property damage or loss, business interruption, cyber incidents, pollution liability, professional liability, as well as for other business risks and retain the risk for claims resulting from uninsured deductibles or retentions per-incident or occurrence. Because we have very large deductibles or retentions, the vast majority of our claims are paid by us, so as a practical matter we self-insure the great majority of these risks. Losses under all of these insurance programs are accrued based upon our estimate of the likely ultimate liability for claims reported and an estimate of claims incurred but not reported ("IBNR"), with assistance from third-party actuaries. In addition, in connection with the Chubb Acquisition, we agreed to accept the risk on certain pending claims against Chubb and certain IBNR claims. We estimated the exposure to loss presented by such claims with the assistance of third-party actuaries and negotiated an adjustment to the purchase price in connection with these anticipated costs and have made associated accruals. These insurance liabilities and liabilities for the Chubb claims are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability, if any, in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts, historical trends and industry averages using the assistance of an actuary to project the extent of these obligations, and management believes such accruals are adequate.

Human Capital Management

As of December 31, 2021, we had approximately 13,300 employees, of which approximately 7,000 were represented by unions and were subject to various collective bargaining agreements. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are in good standing.

The Chubb Acquisition contributes approximately an additional 12,500 employees to our workforce beginning in 2022, which will bring our total headcount to approximately 25,800 employees worldwide.

Talent Development and Employee Engagement

We believe our success in attracting and retaining qualified employees will be based on the quality of our training, leadership development and opportunities for advancement. We are a military veteran recruiter in the U.S. and benefit from the leadership and loyalty that military veterans bring to our company. We invest in several structured programs designed to attract and develop our human capital. For example, our unique Leadership Development Program ("LDP"), predicated on Building Great Leaders®, was created for employees in leadership positions to develop their leadership skills from mentors inside our workforce while also broadening their understanding of the services offered across our businesses through a rotational program. On each rotation, the LDP participant is assigned a mentor who provides real-time feedback and counseling and is offered first-hand exposure to various leadership roles and functions. Graduates of the LDP program are placed at an individual business based on their performance and feedback from their mentors. We also offer an Accelerated Readiness Program ("ARP") focusing on advancing the business and leadership skills of employees leading large departments or branch offices. The immersive 20 month ARP program includes a blend of in-person group learning modules, executive coaching, and hands-on learning opportunities focused on real business challenges we face. Our field-based leadership has the opportunity to participate in a development program focused on building foundational leadership skills. This program is highly differentiated from many field-based programs, which tend to focus on technical competence, not leadership. In addition, we offer less structured tools and opportunities for development, including executive coaching, strategic leadership advisory services and on-demand learning opportunities hosted on our learning management platform, our intranet site and through podcasts. We monitor employee engagement through periodic engagement assessments and provide recommendations for follow up based on this work. Our continued success will depend, in part, on our ability to continue to attract, motivate, retain and reward high-quality, skilled employees.

Health & Safety

We have a safety culture that is grounded in our commitment to zero incidents. We have established safety standards covering the risks particular to our business, deployed through specific training and monitored by country-level inspection programs. The aim of these programs is to ensure that all employees are aware of and comply with safety standards we have established and all applicable laws, regulations and other requirements in the countries and jurisdictions in which we operate. We have implemented our safety program, STEPS (Striving Toward Excellence and Professionalism in Safety), within North America which promotes safety culture awareness throughout our operations. Outside of North America, we have established a security program, SAFE (Scan, Assess, Fix, Execute) which is linked to the need for preventive actions before starting work. In addition, we have multiple programs geared towards increasing everyone’s awareness of our safety culture and to empower employees to stop work if risks are unmanageable. We are currently very focused on improving our fleet performance through defensive driver training, fleet technology, and company fleet assessments. Additionally, we participate in an annual Safety Week which includes activities designed to elevate safety awareness, and we hold an annual competition to acknowledge and reward businesses exhibiting excellence in safety. Our team of safety professionals support the operations in each business to ensure industry safety standards are met and audits by safety professionals or certified organizations are utilized to assess the maturity of our safety management systems.

Our rate of incidents recordable under the standards of the U.S. Occupational Safety and Health Administration ("OSHA") per one hundred employees per year, also known as the OSHA recordable rate, was 1.3 during both 2021 and 2020, considerably less than the most recently published OSHA rate for our industry of 2.5.

Beginning in the fourth quarter of 2021, the U.S. government began implementation of a COVID-19 vaccine mandate for certain federal contractors and subcontractors, subject to exception upon an approved reasonable accommodation based on disability or religion. The federal contractor mandate is currently the subject of litigation and is stayed under a nationwide injunction pending resolution on the merits. Additional federal regulatory actions may be promulgated and states may issue vaccination and/or testing mandates, including for state contractors. Other states, in opposition to the current and anticipated federal mandates, may issue orders intended to obstruct compliance with those mandates.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We have expanded our international operations, which subjects us to economic, political and other risks.

With the Chubb Acquisition in January 2022, our international operations have been greatly expanded. We have significantly expanded our pre-Chubb Acquisition presence in Europe and Canada (including in the U.K. and the Netherlands), and we have acquired ongoing operations in new markets across Europe and the Asian-Pacific region (including France, Australia, and Hong Kong).

Approximately 10% of our revenue was derived from areas outside the United States for the year ended December 31, 2021. That percentage is expected to increase once the Chubb Business is included in our consolidated financial results. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:

•
laws and regulations that dictate how we conduct business;
•
changes or instability in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;
•
political, financial market or economic instability relating to epidemics or pandemics (including the ongoing COVID-19 pandemic)
•
the impact of U.K.’s exit from the European Union (“E.U.”) (Brexit) on the value of the British Pound Sterling as compared to the U.S. Dollar and potential supply disruptions or unavailability of supplies purchased by our U.K. businesses from companies located in the E.U. or elsewhere;
•
laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;
•
changes to existing or new domestic or international tax laws;
•
trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•
potentially negative consequences from fluctuations in foreign currency exchange rates;
•
difficulties repatriating income or capital, whether due to temporary blocking, taxes, tariffs or otherwise, where income from work outside the United States in non-U.S. dollars exceed our local currency needs;
•
expropriation and governmental regulation restricting foreign ownership or requiring reversion or divestiture;
•
laws and regulations governing our employee relations, including occupational health and safety matters and employee compensation and benefits matters;
•
our ability to comply with, and the costs of compliance with, anti-bribery laws such as the Foreign Corrupt Practices Act and similar local anti-bribery laws;
•
uncertainties regarding legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof, and delays in the judicial process; and
•
difficulty in recruiting and retaining trained personnel in our international operations.

In addition, applicable U.S. and non-U.S. anti-corruption laws, including but not limited to the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act, generally prohibit us from, among other things, corruptly making payments for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world and in certain industries that may experience corruption, and in certain circumstances, compliance with these laws may conflict with longstanding local customs and practices. Our policies mandate compliance with all applicable anti-corruption laws. We have policies and procedures designed to ensure that our employees and intermediaries who work for us outside the United States comply with these laws, and we otherwise require such employees and intermediaries to comply with these laws. However, there can be no assurance that such policies, procedures and other requirements will protect us from liability under the FCPA or other similar laws for actions taken by our employees or intermediaries; moreover, detecting, investigating and resolving actual or alleged violations of such laws is expensive and could consume significant time and attention of our senior management, in-country management, and other personnel. Liability for such actions could result in severe criminal or civil fines, penalties, forfeitures, disgorgements or other sanctions. This in turn could have a material adverse effect on our reputation, business, consolidated financial condition, results of operations, and cash flows.

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

The impact of the coronavirus (COVID-19) pandemic or similar global health concerns could lead to project delays or cancellations, could adversely affect our ability to timely complete projects and source the supplies we need, and may impact labor availability and productivity, and could result in impairment risks, each of which could adversely impact our business, financial condition and results of operations.

Despite recent progress in the administration of vaccines, both the outbreak of recent variants, including Delta and Omicron, and the related containment and mitigation measures that have been put in place across the world, have had and are likely to continue to have adverse impacts on the global economy and our business, and the severity and duration of those impacts are uncertain. Various governments have launched measures to combat the spread of COVID-19 and it variants, including travel bans, quarantines and lock-downs of affected areas that include closures of non-essential businesses. We rely on the availability of our skilled workforce and third-party contractors to meet contractual milestones and timely complete projects. However, the COVID-19 pandemic has resulted in a decrease in the availability and cost of skilled employees and contractors, including as a result of infections, recommended self-quarantining or governmental mandates. If the COVID-19 pandemic or similar outbreak were to require us to discontinue operations, or to cause shortages of our workforce or third-party contractors, it could result in cancellations or deferrals of project work, which could lead to a decline in revenue and an increase in costs. Similarly, our customers may be impacted by the COVID-19 pandemic, which could cause them to cancel or defer project work, or have difficulty settling our accounts receivable timely, if at all, which could have a negative impact on our business.

In 2021, the U.S. government began implementing a COVID-19 vaccine mandate for certain federal contractors and subcontractors, subject to certain exceptions. In addition, OSHA implemented, via an Emergency Temporary Standard (“ETS”), a COVID-19 mandate applicable to all private employers with 100 or more employees, requiring a workplace policy of vaccinations or certain testing and safety requirements. Both have been met with court challenges; the federal contractor mandate is currently stayed pursuant to a nationwide injunction issued by a federal court, and OSHA withdrew the ETS following the issuance of a stay by the U.S. Supreme Court. Other governmental requirements related to vaccination remain in place and further OSHA rules are expected within months. Across the geographies in which we operate similar regulations at the national, provincial, state or local level exist or may be enacted. Some of our customers also impose vaccination and/or testing and other requirements. These requirements may result in potential increases in costs and difficulties in hiring and retaining talent, relative to our competitors, which could negatively impact our business.

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

The impact of the coronavirus (COVID-19) pandemic and other macroeconomic factors or events could adversely affect our ability to source the supplies we need in our business, which could adversely impact our business, financial condition and results of operations.

The COVID-19 pandemic as well as other recent macroeconomic factors and events have highlighted vulnerabilities in global supply chains, and supply chain disruptions may continue to impact the availability and prices of the commodities, supplies and materials needed for projects. We may experience difficulties obtaining such commodities, supplies and materials from suppliers or vendors whose supply chains are impacted by the outbreak. Inflationary pressures, whether caused by the COVID-19 pandemic or otherwise, may further exacerbate these risks. Delays in procuring or increases in the cost of necessary supplies may cause customers to delay projects. If we are unable to source essential commodities, supplies and materials in adequate quantities, at acceptable prices and in a timely manner, our business, financial condition and results of operations could be adversely affected.

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

Risks Related to Acquisitions

Our business strategy includes acquiring companies and making investments that complement our existing businesses. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.

We expect to continue to evaluate the acquisition of strategic businesses, service lines, and technologies with the potential to strengthen our industry position or enhance our existing offerings. For example, on January 3, 2022, we acquired Chubb, which further expanded our life safety business outside of the U.S. However, we cannot assure you that we will identify or successfully complete suitable acquisitions in the future or that completed acquisitions will be successful. Acquisitions that do not achieve the intended strategic or operational benefits could adversely affect our operating results and may result in an impairment charge.

Under certain circumstances, it may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including: (i) diversion of management’s time and attention from daily operations; (ii) difficulties integrating acquired businesses, technologies and personnel into our business; (iii) inability to obtain required regulatory approvals; (iv) inability to obtain required financing on favorable terms or, if so obtained, risks associated with incurrence of substantial amounts of indebtedness to finance the acquisition; (iv) potential loss of key employees, key contractual relationships, or key customers of acquired companies or from our existing businesses; and (v) assumption of the liabilities and exposure to unforeseen liabilities of acquired companies (including environmental, employee benefits, safety and health and third party property and casualty liabilities). Any acquisitions or investments may ultimately harm our business or consolidated financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.

We may also encounter risks associated with our expansion into markets in which we have limited or no experience. For example, with the Chubb Acquisition, we acquired ongoing operations in 16 countries in Europe and the Asia-Pacific region in which we have no prior experience, including France, Australia, and Hong Kong. We may also encounter risks associated with the expansion of our existing presence in certain markets with the Chubb Acquisition, including the United Kingdom (“U.K.”), the Netherlands, and Canada. Newly-acquired operations may require significant capital and other expenditures and may initially have a negative impact on our short-term cash flow, net income and results of operations, or may never become profitable.

We may not realize the expected benefits of the Chubb Acquisition because of integration and transition difficulties or other challenges.

On January 3, 2022, we closed the Chubb Acquisition. The success of the Chubb Acquisition depends, in part, on our ability to successfully integrate and operate the Chubb Business in conjunction with our existing life safety businesses and transition from the services and systems provided by the seller. The integration process is complex, costly and time-consuming. In addition, the transition will require significant efforts to replace services provided by the seller in the Chubb Acquisition with capabilities and systems within the acquired entities. The potential difficulties of integrating the operations of the Chubb Business include, among others:

•
implementing our business plan and strategy for the combined business;
•
unanticipated issues in integrating personnel, operations, systems and technology infrastructure, particularly after the end of the transitional services provided by the seller;
•
retaining key employees of Chubb;
•
retaining and growing the existing customers and business relationships of the Chubb Business;
•
coordinating geographically dispersed organizations;
•
changes in applicable laws and regulations or conditions imposed by regulators;
•
distracting management and employees from current operations to integration efforts;
•
liabilities we assume through the Chubb Acquisition may prove to be higher than we expected and there may be unforeseen liabilities;
•
operating risks inherent in the Chubb Business and our existing life safety businesses; and
•
realizing the expected synergies from the Chubb Acquisition.

We may not accomplish the integration of the Chubb Business smoothly, successfully or within the anticipated costs or timeframe. We have incurred and expect to incur a number of non-recurring costs associated with the integration of Chubb into our business, as well as transaction fees and other costs related to the Chubb Acquisition. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems implementation or consolidation costs, severance and other potential employment-related costs, including severance payments that may be made to certain Chubb employees, filing fees, printing expenses and other related charges. Any difficulties or delays encountered in combining operations could prevent us from realizing the full benefits and synergies anticipated to result from the Chubb Acquisition and could adversely affect our business, results of operations and/or financial condition. In addition, the Chubb Business may not meet our expectations, causing our financial results to differ from our own or the investment community’s expectations. It is possible that the Chubb Business may be adversely affected by regulatory, political, economic, business or competitive factors in the future, which could prevent us from realizing the anticipated benefits of the Chubb Acquisition. Any of these factors could have a negative effect on our business, results of operations and/or financial condition.

Financial Risks

Adverse developments in the credit markets could adversely affect the funding of significant projects and therefore reduce demand for our services.

Adverse developments in the credit markets, including reduced liquidity or rising interest rates, could reduce the availability of funding for large capital projects that require our services. Volatility in the credit and equity markets could reduce the availability of debt or equity financing for significant projects, causing a reduction in capital spending, which, in the past has resulted, and in the future could result, in project pipeline constraints, project deferrals and project cancellations, any of which could materially and adversely affect our results of operations and liquidity.

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

Interest payments for borrowings under the Credit Facilities are based on floating rates which at times references a LIBOR rate. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. In addition, other regulators have suggested reforming or replacing other benchmark rates. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. Uncertainty as to the nature of such potential discontinuation, reform or replacement may negatively impact interest expense related to borrowings under our Credit Facilities, including the Term Loan and the interest rate swap we entered into with respect thereto. We may in the future pursue amendments to our Credit Facilities to provide for a transition mechanism or other reference rate in anticipation of LIBOR’s discontinuation, but we may not be able to reach agreement with its lenders on any such amendments. Further, certain of our current debt instruments limit the amount of indebtedness we and our subsidiaries may incur. As a result, additional financing to replace our LIBOR-based indebtedness may be unavailable, available on less favorable terms or restricted by the terms of our outstanding indebtedness.

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

While we believe we have made reasonable estimates and assumptions to calculate the fair values of our reporting units which were based on facts and circumstances known at such time, it is possible that existing or new events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of our estimates and assumptions, which could be materially different from our estimates and assumptions. If so, we could be required to incur a non-cash charge to operating income for impairment. For example, as a result of the impact of COVID-19, in the year ended December 31, 2020, we determined that certain of our goodwill and intangible assets were impaired as the carrying values exceeded fair value and we recorded a non-cash charge of $197 million. Any impairment in the value of our goodwill would have an adverse non-cash impact on our results of operations and reduce our net worth. As of December 31, 2021, we had goodwill of $1,106 million, which is maintained in various reporting units.

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

In connection with our preparation of our consolidated financial statements for the years ended December 31, 2021, 2020 and 2019, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP (as later defined). In connection with our preparation of our consolidated financial statements herein for the year ended December 31, 2021, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

As indicated above, we have identified control deficiencies that constitute material weaknesses in our internal control over financial reporting as of December 31, 2021. Control deficiencies related to an ineffective control environment, ineffective risk assessment, and ineffective information and communication resulting from an insufficient number of trained resources with expertise in implementation and operation of internal control over financial reporting and information technology systems. As a result, we had ineffective control activities related to the design and operation of process-level controls and general information technology controls across all financial reporting processes.

We cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected. Management is in the process of executing its remediation plan. While we have taken steps to improve our internal control over financial reporting and believe we have improved our organizational capabilities from December 31, 2020, certain of these initiatives were implemented in late 2021, partially as the result of delays caused by COVID-19. This means that while certain internal control design improvements were implemented, there was insufficient time to develop and mature our processes and to demonstrate full remediation of monthly and quarterly controls by December 31, 2021. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective. We will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.

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

As of December 31, 2021, on a consolidated basis, we had $1,140 million in principal amount of debt outstanding under our Credit Facilities (as later defined), $650 million of senior notes, capital lease obligations totaling approximately $5 million, and other indebtedness totaling approximately $1 million. This indebtedness includes the $300 million 4.750% Senior Notes due 2029 that we incurred in connection with the Chubb Acquisition. In addition, on January 3, 2022 we incurred a $1,100 million seven-year incremental term loan in connection with the Chubb Acquisition.

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

In addition, the Credit Agreement governing the Credit Facilities contains covenants that restrict our operations. These covenants restrict, among other things, our ability to incur additional debt, grant liens, pay cash dividends, enter new lines of business, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. These restrictions could limit our ability to plan for or react to market conditions, meet extraordinary capital needs or otherwise take actions that we believe are in our best interest. Further, a failure by us to comply with any of these covenants and restrictions could result in an event of default that, if not waived or cured, could result in the acceleration of all or a substantial portion of the outstanding indebtedness thereunder.

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

Rising interest rates also could limit our ability to refinance existing indebtedness when it matures and increase interest costs on any indebtedness that is refinanced. We have and may continue to enter into agreements such as floating-to-fixed interest rate swaps, caps, floors and other hedging contracts in order to fully or partially hedge against the cash flow effects of changes in interest rates for floating rate debt. For example, as of December 31, 2021, we had an interest rate swap on a portion of our Term Loan, which swapped a portion of the principal amount which was accruing interest at a rate based on LIBOR for a fixed rate. However, we may not maintain interest rate swaps with respect to all of our floating rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, these agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.

We are effectively self-insured against many potential liabilities.

We maintain insurance policies covering a broad range of risks, including automobile liability, general liability, property risk, employer liability, workers’ compensation, employee group health, business interruption, professional liability and other typical business coverages, and coverage for limited cyber incidents and pollution liability. If any of our insurance carriers default on their obligations to provide insurance coverage by reason of its insolvency or for other reasons, our exposure to claims would increase and our profits would be adversely affected.

Certain of our coverages are subject to large deductibles or have high self-insured retention amounts, our policies do not cover all possible claims, and certain legacy risks at Chubb were assumed without insurance coverage. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. Additionally, if our estimates of liability for current or IBNR claims are substantially undervalued, we may incur unexpected losses higher than our reserves which we believe are adequate.

Our estimates and accruals for unpaid claims and expenses are based on known facts, historical trends, industry averages, and reasonable estimates of future expenses, utilizing the assistance of third-party actuaries. We believe our accruals are adequate. The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. In connection with the Chubb claims, we estimated the exposure to loss presented by such claims, negotiated an adjustment to the purchase price in connection with these anticipated costs and made associated accruals. However, claims liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs and the terms and conditions of our insurance policies. Additionally, unknown or changing trends, risks or circumstances, such as increases in claims, a weakening economy, increases in medical costs, changes in case law or legislation, or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. If our estimates materially diverge from our realized liabilities, adjustments to our balance sheet may be required and these increased liabilities would be recorded in the period that the experience becomes known.

Our costs of insurance coverage have steadily risen and the market has hardened. Insurance carriers may be unwilling, in the future, to provide our current limits, terms, or conditions of coverage without a significant increase in insurance premiums, deductibles, retentions, and/or collateral requirements to cover our obligations to them. Increased collateral requirements may be in the form of additional letters of credit and/or cash, and an increase in collateral requirements could significantly reduce our liquidity. If insurance premiums continued to increase, and/or if insurance claims are higher than our estimates, our profitability could be adversely affected.

Improperly managed projects or project delays may result in additional costs or claims against us, which could have a material adverse effect on our operating results, cash flows and liquidity.

The quality of our performance on any given project depends in large part upon the ability of the project manager(s) to manage relationships and the project itself and to timely assert contractual remedies and deploy appropriate resources, including both third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if a project manager or our personnel miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones. Additionally, delays on a particular project, including delays in designs, engineering information or materials provided to us by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from failure to timely obtain permits or rights-of-way or to meet other regulatory requirements, weather-related delays, governmental, industry, political and other factors, some of which are beyond our control, could result in cancellations or deferrals of project work, which could lead to a decline in revenue, or, for project deferrals, could cause us to incur costs for standby pay, and could lead to personnel shortages on other projects scheduled to commence at a later date.

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

For certain contracts, including where we have assumed responsibility for procuring materials for a project, we are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. In addition, our customers’ capital budgets may be impacted by the prices of certain materials. These prices could be materially impacted by general market conditions and other factors, including U.S. trade relationships with other countries or the imposition of tariffs. We are also exposed to increases in energy prices, including as they relate to gasoline prices for our rolling-stock fleet of approximately 15,000 vehicles. Additionally, the price of fuel required to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control. Any increase in fuel costs could materially reduce our profitability and liquidity to the extent we are not able to adjust our pricing for such expenses. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities, if they were to occur, would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects.

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

As of December 31, 2021, we had approximately $211 million in outstanding construction surety bonds (bid, payment, and performance bonds) related to our projects that required an underlying surety bond. Historically, surety market conditions have experienced times of difficulty as a result of significant losses incurred by surety companies and the results of macroeconomic trends outside of our control. Consequently, during times when less overall bonding capacity is available in the market, surety terms have become more expensive and more restrictive. We cannot guarantee our ability to maintain a sufficient level of bonding capacity in the future, which could preclude our ability to propose for certain contracts or successfully contract with some customers.

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

As of December 31, 2021, approximately 53% of our employees were covered by collective bargaining agreements in the U.S. or similar employment and labor obligations in other countries in which we conduct business. The terms of these agreements limit our discretion in the management of covered employees and our ability to nimbly implement changes to meet business needs. In addition, our employees in certain countries in Europe are subject to works council arrangements, exposing us to potential delays in implementing changes, works council claims and litigation. There can be no assurance that our non-unionized employees will not become members of a union or become covered by a collective bargaining agreement, including through an acquisition of a business whose employees are subject to such an agreement. Certain of our unionized employees have participated in strikes and work stoppages in the past, and we cannot be certain that strikes or work stoppages will not occur in the future. In the current inflationary environment, negotiations over union wage rates or increase in benefits may slow or derail contract renegotiations, which may lead to potential strikes or work stoppages. Strikes or work stoppages could adversely impact relationships with our customers and could cause us to lose business and experience a decline in revenues. Our ability to complete future acquisitions also could be adversely affected because of our union status. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some acquisition targets may decline to become affiliated with a union-based company. Moreover, certain of our customers, where permissible by law, may require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews become unionized, which could negatively affect our business, consolidated financial condition, results of operations and cash flows.

Our pension commitments and obligations to make cash contributions to meet our obligations in certain pension plans subject us to risks.

Certain collective bargaining agreements in the U.S. require us to participate with other companies in multiemployer pension plans. To the extent those plans are underfunded, U.S. regulations, including the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we withdraw from them or they are terminated or experience a mass withdrawal.

In addition, certain U.S. multiemployer pension plans to which we contribute or may contribute in the future are in “endangered,” “seriously endangered” or “critical” status. The Pension Protection Act of 2006 added special funding and operational rules generally applicable to plan years beginning after 2007 for multiemployer plans that are classified as “endangered,” “seriously endangered” or “critical” status based on multiple factors (including, for example, the plan’s funded percentage, cash flow position and whether it is projected to experience a minimum funding deficiency). Plans in these classifications must adopt measures to improve their funded status through a funding improvement or rehabilitation plan, as applicable, which may require additional contributions from employers (which may take the form of a surcharge on benefit contributions) and/or modifications to retiree benefits. The amount of additional funds, if any, that we may be obligated to contribute to these plans in the future cannot be estimated due to uncertainty of the future levels of work that require the specific use of union employees covered by these plans, as well as the future contribution levels and possible surcharges on contributions applicable to these plans.

In connection with the Chubb acquisition, we also maintain defined benefit pension plans outside of the U.S. Our non-U.S. defined benefit pension plans include funded and unfunded plans. The funded plans, such as in the U.K. (which plan is closed to new members and future benefit accrual) and Canada, are financed predominantly through externally invested pension plan assets via externally managed funds and insurance companies, which investments are subject to market, interest rate and inflation risks. If these investments do not perform well or are not managed properly and their values decline significantly, it could result in a coverage shortfall for these pension obligations and therefore significantly increase our net pension obligations.

Our future contribution obligations and potential withdrawal liability exposure with respect to our pension plans could increase significantly based on the investment and actuarial performance of those plans, the insolvency of other companies that contribute to those plans and other factors, which could be negatively impacted as a result of the unfavorable and uncertain economic and financial market conditions resulting from the ongoing COVID-19 pandemic and related issues.

We maintain a workforce based upon current and anticipated workloads. We could incur significant costs and reduced profitability from underutilization of our workforce if we do not receive future contract awards, if contract awards are delayed, or if there is a significant reduction in the level of services we provide. Shortages of skilled labor could impede our ability to provide timely, cost-effective services to our customers.

Our estimates of future performance and results of operations depend, among other factors, on whether and when we receive new contract awards, which affect the extent to which we are able to utilize our workforce. The rate at which we utilize our workforce is affected by a variety of factors, including our ability to forecast the need for our services, which allows us to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects or between internal business groups, our ability to manage attrition, and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, professional knowledge and experience, these estimates may not be accurate and may frequently change based on newly available information. In the case of large-scale projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size to our project needs. If an expected contract award is delayed or not received, we could incur significant costs and reduced profitability resulting from underutilization of our workforce, redundancy of facilities, or from efforts to right-size our workforce and/or operations, which could reduce our profitability and cash flows. Conversely, general trends in our industry suggest that we may face a shortage of skilled workers in the mid- to long-term, and the COVID-19 pandemic has impacted the labor markets and the availability of skilled employees. Any significant deterioration in employee relations, shortages of labor or increases in labors costs at any of our businesses could have a material adverse effect on our business, financial condition and results of operations. Competition in the market for labor could drive up our costs, reduce our profitability, or impact our ability to deliver timely service to our customers.

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

During the COVID-19 pandemic, the prices of crude oil and related products dropped substantially. This price and demand volatility impacted the level of work customers were undertaking. The price of crude oil and related products have largely recovered but remain uncertain. This uncertainty is heightened by the potential for significant change in energy policy under the Biden administration. If crude oil prices fall or experience further volatility, energy and production companies, pipeline owners and operators and public utility or local distribution companies in the regions we conduct our business may reduce or delay capital spending to expand or maintain their pipelines or oil and natural gas production. Decreases in production related field activities could have an adverse effect on our consolidated financial position, results of operations, demand for services, and cash flows.

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

We are subject to occupational and safety laws in each of the countries in which we operate, including for example in the U.S., the Occupational Safety and Health Act of 1970, as amended (“OSH Act”), in France, the Health and Safety at Work Code ("HSW Code"), and in the U.K., the Health and Safety At Work Act (“HSW Act”). These laws and their implementing regulations establish certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety, may apply to our operations. We incur capital and operating expenditures and other costs in the ordinary course of business in complying with the OSH Act, the HSW Code, the HSW Act, and other state and local laws and regulations, and could incur penalties and fines in the future, including, in extreme cases, criminal sanctions.

While we invest substantial resources in occupational health and safety programs, the industries in which we operate involve a high degree of operational risk, and there can be no assurance that we will avoid significant liability. Although we have taken what we believe to be appropriate precautions, we have had employee injuries and fatalities in the past and may suffer additional injuries or fatalities in the future. Serious accidents of this nature may subject us to substantial penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our consolidated financial condition, results of operations or cash flows. In addition, if our safety record were to deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, customers could cancel existing contracts and not award future business to us, which could materially adversely affect our liquidity, cash flows and results of operations. If we were not able to successfully resolve such issues, our ability to service our customers could be damaged, which could lead to a material adverse effect on our consolidated results of operations, cash flows and liquidity.

Our projects expose our employees to electrical lines and equipment, pipelines carrying potentially explosive or toxic materials, heavy equipment, transportation accidents, adverse weather conditions and the risk of damage to equipment and property from hazardous conditions such as working at heights.

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

We are subject to various lawsuits, administrative proceedings and claims that arise in the ordinary course of business. We could be party to class and collective actions, along with other complex legal disputes, that could materially impact our business by requiring, among other things, unanticipated management attention, significant attorney fees and settlement spend, or operational adjustments implemented in response to a settlement, court order or to mitigate future exposure. In addition, if we do not meet our contractual obligations, our customers may seek action against us to pursue remedies, which may include payment of liquidated damages and reimbursement from us to cover the incremental cost of having a third party complete or remediate our work.

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

We are exposed to workmanship warranty, casualty, negligence, construction defect, breach of contract, product liability, and other claims and legal proceedings.

From time to time, we are subject to workmanship warranty, casualty, negligence, construction defect, breach of contract, product liability, and other claims and legal proceedings relating to the products we install that, if adversely determined, could adversely affect our consolidated financial condition, results of operations and cash flows. We rely on manufacturers and other suppliers to provide us with most of the products we install. Because we do not have direct control over the quality of such products manufactured or supplied by such third-party suppliers, we are exposed to risks relating to the quality of such products including the potential to be impacted by product recalls. In addition, we are exposed to potential claims arising from the conduct of our employees, and other subcontractors, for which we may be contractually liable.

We have in the past been, and may in the future be, subject to liabilities in connection with injury, death, or damage incurred in conjunction with our installation of products or provision of services regarding the inspection, maintenance or monitoring of products and systems installed by us or others. Although we currently maintain what we believe to be suitable and adequate insurance, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities.

Such claims and legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. In addition, lawsuits relating to construction defects typically have statutes of limitations that can run as long as twelve years in some jurisdictions such as the U.K. Claims of this nature could also have a negative impact on customer confidence in our businesses and services. Current or future claims could have a material adverse effect on our reputation, business, consolidated financial condition and results of operations.

We are and may become subject to periodic regulatory proceedings, including Fair Labor Standards Act (“FLSA”) and state wage and hour class action lawsuits, which may adversely affect our business and financial performance.

Pending and future wage and hour litigation, including claims relating to the U.S. Fair Labor Standards Act, analogous state laws, or other state wage and hour laws could result in significant attorney fees and settlement costs. Resolution of non-litigated alleged wage and hour violations could also negatively impact our performance. The potential settlement of, or awards of damages for, such claims also could materially impact our financial performance as could operational adjustments implemented in response to a settlement, court order or in an effort to mitigate future exposure. Additionally, an increased volume of alleged statutory violations or matters referred to an agency for potential resolution could result in significant attorney fees and settlement costs that could, in the aggregate, materially impact our financial performance.

Risks Related to the Industries in Which We Operate

We have significant operations in highly competitive markets, and our failure to effectively compete could reduce our market share and harm our financial performance.

The safety services industry is highly fragmented, and we compete with other companies in each of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional and national markets. We also compete with existing and prospective customers who perform some of the services we offer, which could reduce the amount of services we perform for our customers. There are relatively few barriers to entry for certain of the services we provide and, as a result, any organization that has adequate financial resources and access to technical expertise and skilled personnel may become a competitor. Further, smaller competitors are more susceptible to consolidation. Consolidation of smaller entities could create larger national competitors which could adversely affect our business or profitability.

Certain of our customers’ work is awarded through proposal processes on a project-by-project basis. In connection with such project-based work, price is often a significant factor that determines whether we are awarded the project, especially on smaller, less complex projects. Smaller competitors may have an advantage against us based on price alone due to their lower costs and financial return requirements. Generally, it is difficult to predict whether and when we will be awarded a new contract due to lengthy and complex bidding and selection processes, changes in existing or forecasted market conditions, customers’ access to financing, governmental regulations, permitting and environmental matters. Additionally, our proposals for certain projects may depend on customer perception, including our perceived relative ability to perform the work as compared to our competitors or a customer’s perception of technological advantages held by our competitors as well as other factors. Our market share and results of operations could be materially and adversely affected if we are unsuccessful in proposing on projects or renewing our master service agreements, or if our ability to be awarded such projects or agreements requires that we accept less desirable terms, including lower margins.

Furthermore, because we derive revenue from projects awards that are subject to these uncertainties, our results of operations and cash flows can fluctuate materially from period to period.

Our businesses are impacted by levels of construction activity and an economic downturn in that industry could materially and adversely affect our business.

The demand for our services – including without limitation, safety services, electrical utility transmission buildouts, grid connections, pipeline construction, and general construction – is impacted by the demand for construction projects across multiple markets including energy and infrastructure, commercial, and industrial. Any period of economic recession affecting the volume or size of those projects is likely to adversely impact our business. Many of the projects that require our services involve long timelines from conception to completion, and many of the services that we offer are required later in the project’s lifecycle. Consequently, some of our businesses experience the results of economic trends later in an economic cycle.

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

The industries we serve can be seasonal, cyclical and affected by weather conditions at project sites and other variations, the combined effects of which can potentially delay cash flows and adversely impact our results of operations.

Our revenue and results of operations can be subject to seasonal and other variations. These deviations are influenced by various factors, including weather, customer spending patterns, proposal seasons, project schedules, holidays and timing, in particular, for large, non-recurring projects. In particular, many of the construction projects in North America that demand our services include significant outdoor work. As a result, seasonal changes and adverse weather conditions can adversely affect our business operations through declines in demand for our services and alterations and delays in applicable schedules. Adverse weather conditions can reduce demand for our services and reduce sales or render our contracting operations less efficient resulting in under-utilization of crews and equipment and lower contract profitability.

Furthermore, the industries we serve can be cyclical in nature. Fluctuations in end-user demand within those industries, or in the supply of services within those industries, can affect demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations or unanticipated changes in project schedules in connection with large projects can create fluctuations in revenue and could adversely affect our business, consolidated financial position, results of operations and cash flows.

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

Our business involves professional judgments regarding the planning, design, development, construction, operations and management of electric power transmission, communications and pipeline infrastructure. Because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable professional standards, including engineering standards, could result in damages. A significantly adverse or catastrophic event at a project site or completed project resulting from the services we performed could result in significant professional or product liability, personal injury (including claims for loss of life) or property damage claims or other claims against us, as well as reputational harm. These liabilities could exceed our insurance limits or applicable indemnification rights and could impact our ability to obtain third-party insurance in the future. In addition, customers, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, if successful and of a material magnitude, could have a substantial impact on our business, consolidated financial condition, results of operations and cash flows.

Because many of our services are intended to protect lives and real and personal property (e.g., alarm and fire safety systems, products and monitoring services) and many of our businesses perform services at large projects and industrial facilities where accidents or system failures could be disastrous and costly, we may have greater exposure to litigation risks than businesses that provide other services, whether as a result of employee acts or omissions, faulty construction or system failures. In the event of litigation, it is possible that any contract limitation provisions may be deemed inapplicable or unenforceable, that our insurance coverage is insufficient or that insurers may deny coverage of our claims. Any claim, regardless of its merit or eventual outcome, could result in substantial costs, divert management’s attention and create negative publicity, particularly for claims relating to environmental matters where the amount of the claim could be extremely large. Such claims could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. If a customer or third party believes that he or she has suffered harm to person or property due to an actual or alleged act or omission of one or more of our employees, faulty construction, or a failure of a system we installed or maintained, then they may pursue legal action against us.

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

This work subjects us to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, industrial chemicals, fuel storage, water quality and air quality. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, the discovery of previously unknown risks of materials or chemicals, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could negatively impact our business, consolidated financial condition, results of operations and cash flows. For example, in January 2022, the U.S. Environmental Protection Agency (“EPA”) proposed new rules which, if enacted, would designate two types of per- and poly-fluoroalkyl substances ("PFAS") as hazardous substances, which could lead to legal claims or other liabilities. In addition, certain of our businesses are named as defendants to actions alleging that they may have been in the chain of distribution or have used aqueous film forming foam, which may have contained PFAS. Allegations of the presence of or exposure to these types of substances could be the basis of third-party claims and lawsuits.

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

We have a holding company structure and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. As a result, we are dependent on the income generated by our subsidiaries to meet our expenses and operating cash requirements. The amount of distributions and dividends, if any, which may be paid from APG and its subsidiaries to us will depend on many factors, including APG’s results of operations and consolidated financial condition, its constitutional documents, documents governing any indebtedness of us or APG, limits on dividends under applicable law, and other factors which may be outside of our control. If our subsidiaries are unable to generate sufficient cash flow, we may be unable to pay our expenses or make distributions and dividends on the common stock. In addition, to the extent we intend to pay dividends on our common stock, we will pay such dividends at such times (if any) and in such amounts (if any) as the Board determines appropriate.

We have equity instruments outstanding that would require us to issue additional shares of common stock. Therefore, you may experience significant dilution of your ownership interests and the future issuance of additional shares of our common stock, or the anticipation of such issuances, could have an adverse effect on our stock price.

As of January 3, 2022, we had 4,000,000 shares of Series A Preferred Stock and 800,000 shares of Series B Preferred Stock, which are convertible into shares of our common stock on a one-for-one basis, at any time at the option of the holder. We will be obligated to pay dividends on our 4,000,000 outstanding shares of Series A Preferred Stock based on the market price of our common stock if such market price exceeds certain trading price minimums and we are obligated to pay dividends on our 800,000 shares of Series B Preferred Stock on a quarterly basis at 5.5% per annum. These dividends are payable in cash or shares of our common stock, at our sole option (which we intend to settle in shares). The issuance of common stock pursuant to the terms of the Preferred Stock will reduce (by the applicable proportion) the percentage stockholdings of those stockholders holding common stock prior to such issuance which may reduce your net return on your investment in our common stock. On December 31, 2021, we approved a stock dividend of 7,539,697 shares of common stock with respect to the Series A Preferred Stock, which represented 20% of the appreciation of the average market price per share of common stock over the highest dividend price previously used in calculating the dividend (or $17.8829 based on the calculation for the 2020 dividend) multiplied by 141,194,638 (being the Preferred Share Dividend Equivalent as defined in our certificate of incorporation). The dividend price was $24.3968 (calculated based upon the volume weighted average share price over the last ten trading days of the year). Such issuance of common stock as stock dividends would have a dilutive impact on, and reduce the value of, the outstanding common stock.

In addition, we have various outstanding equity awards to employees and directors under the APi Group Corporation 2019 Equity Incentive Plan. As of December 31, 2021, we had 14,851,875 shares of common stock available under this Plan.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with future acquisitions, future issuances of our securities for capital raising purposes or for other business purposes. For example, in September 2021, we issued 22,716,049 shares of common stock in an underwritten public offering for capital raising purposes. Future sales by us of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.

Under the terms of our certificate of incorporation, our Board of Directors is authorized to create and issue one or more additional series of preferred stock, and, with respect to each series, to determine number of shares constituting the series and the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, which may include dividend rights, conversion or exchange rights, voting rights, redemption rights and terms and liquidation preferences, without stockholder approval. If we create and issue one or more additional series of preferred stock, it could affect your rights or reduce the value of our outstanding common stock. For example, in connection with the Chubb Acquisition, in January 2022 we issued shares of Series B Preferred Stock which have quarterly dividend rights and are convertible into common stock. Our Board of Directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of our common stock and which could have certain anti-takeover effects.

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
•
the release or expiration of lock-up or other transfer restrictions on our outstanding common stock; or
•
issuance of future annual Series A Preferred Stock dividends and quarterly Series B Preferred Stock dividends which are intended to be settled in common stock.

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

Data privacy, identity protection and information security compliance may require significant resources and presents certain risks.

We maintain confidential data and information (inclusive of personal data and third-party confidential information) in the normal course of our business. We also maintain personal data, including sensitive types of data such as audio recordings of telephone calls and video images and footage of customer sites and personnel. We also partner with third-party data processors that collect, store, have access to and otherwise process such confidential data and information on our behalf. This confidential data and information is subject to data privacy and security laws, regulations and/or customer-imposed requirements. Despite our efforts to protect that data, our business and systems may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, or errors that could potentially lead to compromising such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information and operational disruptions. A significant actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee or other data, whether by us, our suppliers, vendors, customers or other third parties, as a result of employee error or malfeasance, or as a result of the imaging, software, security and other products we incorporate into the products we install or the services we provide, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information-security policies regarding such data, could result in costs, fines, litigation or regulatory actions, or could lead customers to seek the services of our competitors. In addition, any such event could harm our reputation, cause unfavorable publicity or otherwise adversely affect certain potential customers’ perception of the security and reliability of our services and the products we install as well as our credibility and reputation, which could result in lost revenues. Furthermore, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate, we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure and we could be subject to potentially substantial fines and penalties for non-compliance for major breach, theft or loss of personal data. For example, under the E.U. General Data Protection Regulation (“GDPR”) and U.K. General Data Protection Regulation ("UK GDPR") companies must meet certain requirements regarding the handling of personal data or face penalties of up to 4% of worldwide revenue. Furthermore, the collection and safeguarding of personal information has increasingly attracted enhanced scrutiny from the general public in the United States, which has resulted in additional actual and proposed legislative and regulatory rules at the federal and state levels (e.g., the California Consumer Privacy Act of 2018 and California’s Proposition 24 of 2020). Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial results.

The E.U.-U.S. and the Swiss-U.S. Privacy Shield frameworks were developed to allow the free flow of personal data to U.S. companies from the E.U. and Switzerland. The E.U.-U.S. Privacy Shield was declared invalid in 2021 as a consequence of the Schrems II decision of the Court of Justice of the E.U. In consequence, the Swiss Federal Data Protection and Information Commissioner issued a statement arguing that the Swiss-U.S. Privacy Shield is no longer regarded as providing an adequate level of date protection for transfers of personal data from Switzerland to the U.S. The European Commission and the U.S. government are currently involved in negotiations on a potential successor arrangement for the E.U.-U.S. Privacy Shield. The uncertainty this brings, together with the potential for future additional compliance obligations, could cause us to incur costs or require us to change our business practices in a manner adverse to our business, and failure to comply could result in significant penalties that may adversely affect our business, reputation, and financial results.

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

We are subject to many laws and regulations in the jurisdictions in which we operate, and changes to such laws and regulations may result in additional costs and impact our operations.

We are committed to upholding the highest standards of corporate governance and legal compliance. We are subject to many laws and regulations in the jurisdictions in which we operate. We expect to be subject to various laws and regulations that apply specifically to U.S. public companies. These include the rules and regulations of the New York Stock Exchange, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the various regulations, standards and guidance put forth by the SEC and other governmental agencies to implement those laws. New laws, rules and regulations, or changes to existing laws or their interpretations, could create added legal and financial costs and uncertainty for us. In addition, our international operations are subject to laws and regulations that are in some cases different from those of the United States, including labor laws and laws and regulations governing information collected from employees, customers and others, including without limitation GDPR. These laws and regulations, and the economic, financial, political and regulatory impact of the U.K.’s decision to leave the European

Union, could increase the cost and complexity of doing business in the U.K. and negatively impact our financial position and results of operations. These risks have been amplified with our acquisition of Chubb, which has significantly increased our U.K. operations. Our efforts to comply with evolving laws, regulations and reporting standards may increase our general and administrative expenses, divert management time and attention or limit our operational flexibility, all of which could have a material adverse effect on our consolidated financial position and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own our corporate headquarters in New Brighton, Minnesota and own and lease other facilities throughout the U.S., Europe, Canada and other foreign locations where we conduct business. Our facilities are utilized for operations in our reportable segments and include offices, warehouses, storage, fabrication manufacturing, maintenance shops and training and educational facilities. As of December 31, 2021, we owned approximately 40 facilities and leased approximately 250 facilities in the U.S., Canada, the Netherlands, and 4 other countries. We believe that our existing facilities are sufficient for our current needs.

The Chubb Acquisition expands our global footprint through the addition of 15 owned facilities and over 250 leased locations throughout 17 different countries. The Chubb business is headquartered in the United Kingdom, and has significant operations in Australia, Canada, China, France, the Netherlands, and 11 other countries.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to workmanship warranty, casualty, negligence, construction defect, breach of contract, product liability, and other claims and legal proceedings in the ordinary course of business relating to the products we install that, if adversely determined, could adversely affect our consolidated financial condition, results of operations and cash flows. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4. MINE SAFETY DISCLOSURES

Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Annual Report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

Our common stock is listed on the New York Stock Exchange (“NYSE”) under symbol “APG.”

Common Stock

As of February 22, 2022, there were 17 holders of record of our common stock.

Dividends

We have historically not paid cash dividends and do not currently anticipate paying a cash dividend on our common stock. We intend to retain future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and this determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our Credit Agreement (as later defined), in certain situations, prohibits us from paying cash dividends or making other distributions on our common stock without prior consent of the lender. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

On January 3, 2022, the holders of our Series A Preferred Stock received an annual dividend paid in the form of shares of common stock. Refer to Note 16 – “Shareholders’ Equity” to our consolidated financial statements.

Performance Graph

The following graph summarizes the cumulative return on $100 invested in APG’s common stock, the S&P 500, the Russell 2000 Stock Index, and the common stock of a selected peer group of companies if invested on October 1, 2019, the date of the acquisition of APi Group (the "APi Acquisition"), until December 31, 2021. Because our services are diverse across our operating segments, APG does not believe that any single published industry index is appropriate for comparing shareholder return. Therefore the peer group used in the performance graph combines publicly traded companies that have similar characteristics as one or more of APG’s segments. The returns of each company in the peer group are weighted based on the market capitalization of that company at the beginning of the measurement period. The stock price performance shown in the graphs is not necessarily indicative of future price performance.

$280
$255
$230
$205
$180
$155
$130
$105
$80
$55
$30
10/01/19
12/01/19
02/01/20
04/01/20
06/01/20
08/01/20
10/01/20
12/01/20
02/01/21
04/01/21
06/01/21
08/01/21
10/01/21
12/01/21
APG
S&P 500
Russell 2000
Peer Group (1)

(1)
Peer group includes Carrier Global, Cintas Corporation, Comfort Systems USA, Inc., EMCOR Group Inc., Jacobs Engineering Group Inc., Johnson Controls International plc, MasTec Inc., Otis Worldwide, and Quanta Services, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and year-to-year comparisons of APG’s financial condition and results of operations for the years ended December 31, 2021 and 2020.

For a discussion of the results of operations and financial condition of APG for the year ended December 31, 2019, and year-to-year comparisons between 2020 and 2019, which for 2019 includes the results of operations for APi Group, Inc. for the period from October 1, 2019 through December 31, 2019 and for APi Group, Inc. for the nine months ended September 30, 2019, please refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K, filed as of March 24, 2021 (as amended on November 19, 2021), which item is incorporated herein by reference.

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

Overview

We are a global, market-leading business services provider of safety and specialty services in over 500 locations in approximately 20 countries. We provide statutorily mandated and other contracted services to a strong base of long-standing customers across industries. We have a winning leadership culture driven by entrepreneurial business leaders to deliver innovative solutions for our customers.

We focus on growing our recurring revenues and repeat business from our diversified long-standing customers across a variety of end markets, which we believe provides us with stable cash flows and a platform for organic and accretive growth. Maintenance, monitoring, and service revenues are generally more predictable through contractual arrangements with typical terms ranging from days to three years, with the majority of contracts having durations of less than six months and are often recurring due to consistent renewal rates and long-standing customer relationships.

Certain Factors and Trends Affecting our Results of Operations

Acquisitions

During 2021, we completed the acquisitions of Premier Fire and Northern Air Corporation within the Safety Services segment, along with several individually immaterial acquisitions. Total purchase consideration for all completed acquisitions was $111 million, which includes total paid at closing of $93 million, gross of cash acquired of $7 million, and accrued consideration of $18 million. The results of operations of these acquisitions are included in the consolidated statements of operations from their respective dates of acquisition. Net revenues and operating income from material acquisitions were $37 million and $1 million, respectively, for the year ended December 31, 2021. See Note 4 – “Business Combinations” for further details.

On January 3, 2022, we completed the acquisition of the Chubb Business from Carrier Global Corporation for an enterprise value of $3,100 million. The aggregate consideration paid by us consists of (1) approximately $2,900 million cash, which was funded through a combination of cash on hand and net proceeds from the private placement of Series B Preferred Stock, the offering of the 4.750% Senior Notes and the 2021 Term Loan, each as defined and described below, and (2) approximately $200 million of assumed liabilities, and other adjustments. The Chubb Business will be reported within the Safety Services segment beginning with the first quarter of 2022.

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

COVID-19 Update

We continue to monitor short- and long-term impacts of the COVID-19 pandemic. As the situation has continued to evolve, the impacts on our work have also evolved due to the domino effects of various local, state, national and international governmental orders, including but not limited to, reduced efficiency in performing our work while adhering to physical distancing protocols demanded by COVID-19.

Beginning in the fourth quarter of 2021, the U.S. government began implementing a COVID-19 vaccine mandate for certain federal contractors and subcontractors, subject to exception upon an approved reasonable accommodation based on disability or religion. The federal contractor mandate is currently the subject of litigation and is stayed under a nationwide injunction pending resolution on the merits, and could impact the availability of labor resources. We have not experienced significant labor shortages or loss of work as a result of current and anticipated COVID-19-vaccine-related mandates.

Generally, in 2021, with the end of shelter-in-place orders and increases in vaccination rates, we continued to experience stabilization and volume improvements as our teams and customers have adapted to working in the long-term COVID-19 environment. We have experienced supply chain disruptions within certain segments of our business, which have negatively impacted the source and supply of materials needed to perform our work. During 2020, we implemented a preemptive cost reduction plan to save expense and cash and the majority of these costs were restored in 2021.

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

Cost of Revenues

Cost of revenues consists of direct labor, materials, subcontract costs, and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed.

Gross Profit

Our gross profit is influenced by direct labor, materials, and subcontract costs. Our profit margins are also influenced by raw material costs, contract mix, weather, and proper coordination with contract providers. Labor intensive contracts usually drive higher margins than those contracts that include material, subcontract, and equipment costs.

Selling, General and Administrative Expenses

Selling expenses consist primarily of compensation and associated costs for sales and marketing personnel, costs of advertising, trade shows, and corporate marketing. General and administrative expenses consist primarily of compensation and associated costs for executive management, personnel, facility leases, administrative expenses associated with accounting, finance, legal, information systems, leadership development, human resources, and risk management and overhead associated with these functions. General and administrative expenses also include outside professional fees and other corporate expenses.

Amortization of Intangible Assets

Amortization expense reflects the charges incurred to amortize our finite-lived identifiable intangible assets, such as customer relationships, which are amortized over their estimated useful lives. There is a portion of amortization expense related to the backlog intangible assets reflected in cost of revenues in the consolidated statements of operations.

Impairment of Goodwill and Intangible Assets

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

Results of Operations

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2021 and 2020.

The following financial information has been extracted from our audited consolidated financial statements included in this Annual Report.

	Years Ended December 31,		Change
($ in millions)	2021	2020	$	%
Net revenues	$3,940	$3,587	$353	9.8%
Cost of revenues	3,001	2,831	170	6.0%
Gross profit	939	756	183	24.2%
Selling, general, and administrative expenses	803	725	78	10.8%
Impairment of goodwill	—	197	(197)	NM
Operating income (loss)	136	(166)	302	181.9%
Interest expense, net	60	52	8	15.4%
Loss on extinguishment of debt	9	—	9	NM
Investment income and other, net	(12)	(34)	22	64.7%
Other expense, net	57	18	39	216.7%
Income (loss) before income taxes	79	(184)	263	142.9%
Income tax provision (benefit)	32	(31)	63	203.2%
Net income (loss)	$47	$(153)	$200	130.7%

Year ended December 31, 2021 versus year ended December 31, 2020

Net revenues

Net revenues for the year ended December 31, 2021 were $3,940 million compared to $3,587 million for the year ended December 31, 2020, an increase of $353 million or 9.8%. The increase in net revenues is primarily attributable to general market recoveries from the COVID-19 pandemic in both our Safety Services and Specialty Services segments, incremental revenue contributed by acquisitions primarily within our Safety Services segment, and growth in inspection and service revenue in our Safety Services and Specialty Services segments. Additionally, greater demand for specialty contracting and fabrication services within our Specialty Services segment also drove the increase in net revenues. These improvements were partially offset by a decline in net revenues within our Industrial Services segment due to the suppressed demand for our services and general market weakness in the energy industry. Also impacting our Industrial Services segment was the sale during 2020 of two Industrial Services businesses that accounted for $91 million of net revenues in 2020.

Gross profit

	Years Ended December 31,		Change
($ in millions)	2021	2020	$	%
Gross profit	$939	$756	$183	24.2%
Gross margin	23.8%	21.1%

Our gross profit for the year ended December 31, 2021 was $939 million compared to $756 million in the year ended December 31, 2020, an increase of $183 million, or 24.2%. Gross margin for the year ended December 31, 2021 was 23.8%, an increase of 270 basis points compared to the prior year primarily due to a $64 million decrease in amortization expense for backlog intangible assets, which were recorded in relation to the 2019 acquisition of APi, and positively impacted the rate by 160 basis points. Also contributing to the improvement was outsized growth in the Safety Services segment and an increase in inspection and service revenue, which was partially offset by supply chain disruptions and inflation causing downward pressure on margins and suppression of demand in the energy industry.

Operating expenses

	Years Ended December 31,		Change
($ in millions)	2021	2020	$	%
Selling, general, and administrative expenses	$803	$725	$78	10.8%
Selling, general, and administrative expenses (excluding amortization) (Non-GAAP)	681	612	69	11.3%
Selling, general, and administrative expenses (excluding amortization) as a % of net revenues	17.3%	17.1%
Total operating expenses (Non-GAAP)	803	922	(119)	(12.9)%
Operating margin	3.5%	(4.6)%
Operating expenses as a % of net revenues	20.4%	25.7%

Selling, general, and administrative expenses were $803 million for the year ended December 31, 2021 compared to $725 million for the year ended December 31, 2020, an increase of $78 million. The increase was primarily driven by higher spending related to acquisition expenses, business process transformation projects to enhance systems and implement compliance programs related to the Sarbanes-Oxley Act of 2002, and the restoration of costs that had been reduced during the prior year as part of our COVID-19 response. Selling, general, and administrative expenses (excluding amortization) as a percent of net revenues were 17.3%, an increase of 20 basis points primarily driven by the factors discussed above. Operating expenses were $803 million for the year ended December 31, 2021 compared to $922 million for the year ended December 31, 2020, a decrease of $119 million. Operating expenses as a percentage of net revenues were 20.4% for 2021 compared to 25.7% for 2020, improving primarily due to the $197 million impairment charge related to goodwill recorded in 2020 that did not recur in 2021, partially offset by higher selling, general, and administrative expenses. See the discussion of our non-U.S. GAAP financial measures below.

Interest expense, net

Interest expense was $60 million and $52 million for the years ended December 31, 2021 and 2020, respectively. The increase in interest expense was primarily due to the issuance of $650 million of fixed rate senior notes (4.125% Senior Notes and 4.750% Senior Notes) during 2021.

Investment income and other, net

Investment income and other, net was $12 million and $34 million for the years ended December 31, 2021 and 2020, respectively. The decline in investment income and other, net was primarily due to a decrease in income from joint venture investments of $11 million and a $6 million decline in income from COVID-19 relief programs.

Loss on extinguishment of debt

During 2021, we completed a private offering of $350 million aggregate principal amount of senior notes (4.125% Senior Notes). The proceeds from the offering were used to repay all outstanding indebtedness under the 2020 Term Loan, prepay a portion of the 2019 Term Loan, pay transaction fees and expenses, and fund general corporate purposes. In connection with the repayment of the 2020 Term Loan and prepayment on a portion of the 2019 Term Loan, we incurred a loss on extinguishment of debt of $9 million related to unamortized debt issuance costs.

Income tax provision (benefit)

The effective tax rate for the year ended December 31, 2021 was 40.0% compared to an effective tax rate of 17.4% for the year ended December 31, 2020. The income tax provision of $32 million for the year ended December 31, 2021 was related to statutory tax, nondeductible transaction costs, and limited executive compensation. In comparison, during 2020, APi Group had tax benefit of $31 million on a loss before income taxes of $184 million. The variation in tax expense from 2020 to 2021 was due to a swing from a loss before income taxes of $184 million in 2020 to income before income taxes in 2021 of $79 million. During 2020, APi Group elected to defer the payment of $39 million of payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Under this election, $19 million was paid on December 31, 2021 and the remainder is payable on December 31, 2022.

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

In connection with the APi Acquisition, APi Group’s S Corporation status was terminated and APG is now treated as a C Corporation under Subchapter C of the Internal Revenue Code and will be part of our consolidated tax group. Our domestication and the revocation of APi Group’s S Corporation election had a material impact on our consolidated results of operations, financial condition and cash flows. Our effective income tax rate for 2021, 2020, and 2019 and future periods increased as compared to prior periods and our net income has decreased in 2021, 2020, and 2019 and is expected to decrease in future periods due to the application of both federal and state taxes against pre-tax income.

Net Income and EBITDA

	Years Ended December 31,		Change
($ in millions)	2021	2020	$	%
Net income (loss)	$47	$(153)	$200	130.7%
EBITDA (non-GAAP)	341	131	210	160.3%
Net income (loss) as a % of net revenues	1.2%	(4.3)%
EBITDA as a % of net revenues	8.7%	3.7%

Net income (loss) for the year ended December 31, 2021 was $47 million of income compared to a net loss of $(153) million for the year ended December 31, 2020, an improvement of $200 million. Net income (loss) as a percentage of net revenues for the year ended December 31, 2021 was 1.2% compared to (4.3)% for the year ended December 31, 2020. The change was principally from an impairment charge that occurred in 2020 related to goodwill of $197 million that did not recur in 2021, an increase in inspection and service revenue, and an improved gross margin. These improvements were partially offset by lower investment income and other, net due to a $11 million decrease in income from joint ventures and a decline in income from COVID-19 relief programs of $6 million. EBITDA as a percentage of net revenues was 8.7% and 3.7% for the years ended December 31, 2021 and 2020, respectively. Improvements in EBITDA were primarily driven by the factors discussed above. See the discussion of our non-U.S. GAAP financial measures below.

Operating Segment Results

	Net Revenues
	Years Ended December 31,		Change
($ in millions)	2021	2020	$	%
Safety Services	$2,080	$1,639	$441	26.9%
Specialty Services	1,653	1,401	252	18.0%
Industrial Services	277	563	(286)	(50.8)%
Corporate and Eliminations	(70)	(16)	(54)	(337.5)%
	$3,940	$3,587	$353	9.8%

	Operating Income (Loss)
	Years Ended December 31,		Change
($ in millions)	2021	2020	$	%
Safety Services	$207	$8	$199	2487.5%
Safety Services operating margin	10.0%	0.5%
Specialty Services	102	(22)	124	563.6%
Specialty Services operating margin	6.2%	(1.6)%
Industrial Services	(24)	(34)	10	29.4%
Industrial Services operating margin	(8.7)%	(6.0)%
Corporate and Eliminations	(149)	(118)	(31)	(26.3)%
	$136	$(166)	$302	181.9%

	EBITDA
	Years Ended December 31,		Change
($ in millions)	2021	2020	$	%
Safety Services	$287	$140	$147	105.0%
Safety Services EBITDA as a % of net revenues	13.8%	8.5%
Specialty Services	193	95	98	103.2%
Specialty Services EBITDA as a % of net revenues	11.7%	6.8%
Industrial Services	12	2	10	500.0%
Industrial Services EBITDA as a % of net revenues	4.3%	0.4%
Corporate and Eliminations	(151)	(106)	(45)	(42.5)%
	$341	$131	$210	160.3%

The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the years ended December 31, 2021 and 2020.

Safety Services

Safety Services net revenues for the year ended December 31, 2021 were $2,080 million compared to $1,639 million during the same period in the prior year. This increase is primarily attributable to market recoveries in both Life Safety and HVAC services as compared to the poor market conditions during most of the prior year, principally due to the negative impacts of COVID-19. Also driving the increase in net revenues was additional revenue contributed by acquisitions and an increase in inspection and service revenue.

Safety Services operating margin for the years ended December 31, 2021 and 2020 was 10.0% and 0.5%, respectively. The improvement was primarily driven by an impairment charge of $83 million recorded in 2020 that did not recur in 2021 and a decrease in amortization expense of $47 million. The increase was partially offset by an unfavorable shift in the composition of work, a decline in productivity driven by certain supply chain disruptions, and an increase in operating expenses due to the restoration of costs that had been reduced during the prior year as part of our COVID-19 response. Safety Services EBITDA as a percentage of net revenues was 13.8% and 8.5% for the years ended December 31, 2021 and 2020, respectively. The change was primarily driven by the factors discussed above.

Specialty Services

Specialty Services net revenues for the years ended December 31, 2021 and 2020 were $1,653 million and $1,401 million respectively. The increase was primarily due to increased demand resulting from general market recoveries from the COVID-19 downturn experienced during 2020 and favorable project timing for our specialty contracting and fabrication services partially offset by lower volumes for our infrastructure and utility services.

Specialty Services operating margin for the years ended December 31, 2021 and 2020 was 6.2% and (1.6)% respectively. The improvement was driven by the non-recurrence of the $52 million impairment charge recorded in the prior year and lower expenses associated with contingent consideration related to acquisitions. Further driving the improvement was our ability to manage operating expenses with higher volumes, as well as a decrease in amortization expense of $10 million. These factors were partially offset by supply chain disruptions and inflation causing downward pressure on margins. Specialty Services EBITDA as a percentage of net revenues for the years ended December 31, 2021 and 2020 was 11.7% and 6.8%, respectively, with the improvement driven by the factors discussed above, partially offset by an $11 million decrease in income from joint venture investments.

Industrial Services

Industrial Services net revenues for the years ended December 31, 2021 and 2020 were $277 million and $563 million respectively. The decline was primarily the result of a suppression of demand for our services resulting from the general market weakness within the energy industry, and our strategic focus on improving margins through disciplined project and customer selection has led to a decline in project volumes. Further, the two Industrial Services businesses that were sold during 2020 accounted for $91 million of net revenues during the year ended December 31, 2020 and did not recur in 2021.

Industrial Services operating margin for the years ended December 31, 2021 and 2020 was approximately (8.7)% and (6.0)%, respectively. The decline in operating margin was primarily attributable to a lower volume of projects while certain indirect costs for leases and equipment remained consistent with prior periods, and increased amortization expense of $2 million. The decrease was partially offset by lower operating expenses from cost reduction actions and an impairment charge of $62 million recorded in the year ended December 31, 2020 that did not recur. Industrial Services EBITDA as a percentage of net revenues was 4.3% and 0.4% for the years ended December 31, 2021 and 2020, respectively. This improvement was primarily driven by the factors discussed above.

Year ended December 31, 2020 versus year ended December 31, 2019

For a discussion of our 2020 results of operations, including a discussion of our financial results for the fiscal year ended December 31, 2020 compared to the year ended December 31, 2019, refer to Part I, Item 7, of our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 24, 2021 (as amended on November 19, 2021).

Non-GAAP Financial Measures

We supplement our reporting of consolidated financial information determined in accordance with U.S. GAAP with Operating Expenses, Selling, General, and Administrative Expenses, excluding amortization, and EBITDA (defined below), which are non-U.S. GAAP financial measures. We use these non-U.S. GAAP financial measures to evaluate our performance, both internally and as compared with our peers, because they exclude certain items that may not be indicative of our core operating results. Management believes these measures are useful to investors since they (a) permit investors to view our performance using the same tools that management uses to evaluate our past performance, reportable business segments and prospects for future performance, (b) permits investors to compare us with our peers and (c) in the case of EBITDA, determines certain elements of management’s incentive compensation.

These non-U.S. GAAP financial measures, however, have limitations as analytical tools and should not be considered in isolation from, a substitute for, or superior to, the related financial information that we report in accordance with U.S. GAAP. The principal limitation of these non-U.S. GAAP financial measures is that they exclude significant expenses that are required by U.S. GAAP to be recorded in our financial statements and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as it reflects the exercise of judgment by management about which items are excluded or included in determining these non-U.S. GAAP financial measures. Investors are encouraged to review the following reconciliations of these non-U.S. GAAP financial measures to the most comparable U.S. GAAP financial measures and not to rely on any single financial measure to evaluate our business.

Selling, General, and Administrative Expenses (Excluding Amortization) and Operating Expenses

Selling, general, and administrative expenses (excluding amortization) and operating expenses are measures of operating costs used by management to manage the business and its segments. We believe these non-U.S. GAAP measures provide meaningful information and helps investors understand our core selling, general, and administrative expenses excluding acquisition-related amortization expense and impairment charges to better enable investors to understand our financial results and assess our prospects for future performance.

The following tables present reconciliations of selling, general, and administrative expenses to selling, general, and administrative expenses (excluding amortization) and operating expenses for the periods indicated:

	Years Ended December 31,
($ in millions)	2021	2020
Reported selling, general, and administrative expenses	$803	$725
Adjustments to reconcile to selling, general, and administrative expenses to selling, general, and administrative expenses (excluding amortization)
Amortization expense	(122)	(113)
Selling, general, and administrative expenses (excluding amortization)	$681	$612

	Years Ended December 31,
($ in millions)	2021	2020
Reported selling, general, and administrative expenses	$803	$725
Adjustments to reconcile to selling, general, and administrative expenses to operating expenses
Impairment of goodwill	—	197
Total operating expenses	$803	$922

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. We supplement the reporting of its consolidated financial information with EBITDA. We believe this non-U.S. GAAP measure provides meaningful information and helps investors understand our financial results and assess its prospects for future performance. Consolidated EBITDA is calculated in a manner consistent with segment EBITDA, which is a measure of segment profitability.

The following tables present a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Years Ended December 31,
($ in millions)	2021	2020
Reported net income (loss)	$47	$(153)
Adjustments to reconcile net income (loss) to EBITDA:
Interest expense, net	60	52
Income tax provision (benefit)	32	(31)
Depreciation	75	81
Amortization	127	182
EBITDA	$341	$131

Liquidity and Capital Resources

Overview

During 2021, our primary sources of liquidity were cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, our access to our Revolving Credit Facility, and the proceeds from the senior notes offerings. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, and prolonged impacts of COVID-19, over which we have no control.

As of December 31, 2021, we had $1,415 million of total liquidity, comprising $1,188 million in cash and cash equivalents and $227 million ($300 million less outstanding letters of credit of approximately $73 million, which reduce availability) of available borrowings under our Revolving Credit Facility. During the year ended December 31, 2021, we received approximately $230 million of cash proceeds from the exercise of 59,982,620 outstanding warrants, resulting in the issuance of 19,994,203 shares of common stock, and $446 million in cash proceeds from the issuance of 22,716,049 shares of common stock.

In addition, during 2021, we completed two private offerings of senior notes with an aggregate principal amount of $350 million and $300 million, respectively. The proceeds from the sale of $350 million of 4.125% Senior Notes were used to repay all outstanding indebtedness under the $250 million incremental term loan incurred on October 22, 2020 (the “2020 Term Loan”), prepay a portion of the $1,200 million term loan incurred on October 1, 2019 (the “2019 Term Loan”), pay for transaction fees and expenses, and fund general corporate purposes. The proceeds from the sale of the $300 million or 4.750% Senior Notes were used to finance a portion of the consideration for the Chubb Acquisition and pay related fees and expenses.

We expect to continue to be able to access the capital markets through equity and debt offerings for liquidity purposes as needed. Our principal liquidity requirements have been, and we expect will be, any accrued consideration due to selling shareholders, including tax payments in connection therewith, for working capital and general corporate purposes, including capital expenditures and debt service, as well as to identify, execute and integrate strategic acquisitions and business transformation. Our capital expenditures were approximately $55 million and $38 million in the years ended December 31, 2021 and 2020, respectively.

In December 2020, our Board of Directors authorized a share repurchase program, authorizing the purchase of up to an aggregate of $100 million of shares of common stock. There were no stock repurchases during the year ended December 31, 2021 under the share repurchase program and the program expired on December 31, 2021.

Cash Flows

The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Years Ended December 31,
($ in millions)	2021	2020
Net cash provided by operating activities	$182	$496
Net cash used in investing activities	(121)	(340)
Net cash provided by (used in) financing activities	917	99
Effect of foreign currency exchange rate change on cash and cash equivalents	(2)	4
Net increase (decrease) in cash and cash equivalents	$976	$259
Cash, cash equivalents, and restricted cash at the end of the period	$1,491	$515

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $182 million in the year ended December 31, 2021 compared to $496 million for the same period in 2020. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed. During the year ended December 31, 2021, we experienced an increase in the volume of business driven by our recovery from the impacts of COVID-19. During 2020, the decline in volume of business due to the COVID-19 pandemic drove a significant decrease in our working capital, which resulted in substantial net operating cash flows. The expansion of net revenues during 2021 required greater use of working capital, specifically the growth in accounts receivable and contract assets, which led to lower net operating cash flows. Also contributing to lower net operating cash flows was the $19 million payment for payroll taxes that we elected to defer in 2020 under the CARES Act and an increase in cash outflows related to costs associated with our business process transformation initiatives.

Net Cash Used in Investing Activities

Net cash used in investing activities was $121 million and $340 million in the years ended December 31, 2021 and 2020, respectively. The decline in net cash used for investing activities is primarily attributable to payments of $86 million in connection with acquisitions made during the year ended December 31 2021, compared to $319 million in the prior year. Our capital expenditures were approximately $55 million and $38 million in the years ended December 31, 2021 and 2020, respectively. The increase in capital spending is primarily due to the reduction in capital expenditures that occurred in 2020 as a result of COVID-19, and as we return to a more normalized level of spending, capital spending has increased in the current period. Capital spending is expected to be approximately 1.5% of total net revenues annually.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $917 million and $99 million in the years ended December 31, 2021 and 2020, respectively. The net cash provided by financing activities for the year ended December 31, 2021 was primarily due to $446 million of net proceeds from the issuance of common stock, $329 million of net proceeds from the issuance of long-term debt, and $230 million of net proceeds from the issuance of common shares in connection with the warrant exercises, which were partially offset by $74 million of payments made on acquisition-related consideration. The net cash provided by financing activities for the year ended December 31, 2020 was primarily from $229 million net proceeds from the issuance of long-term debt partially offset by $93 million of payments made on acquisition-related consideration and $30 million used to repurchase common stock.

Year ended December 31, 2020 versus year ended December 31, 2019

For a discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019, refer to Part I, Item 7 of our annual report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 24, 2021 (as amended on November 19, 2021).

Financing Activities

Credit Agreement

As of December 31, 2021, we had a Credit Agreement by and among APi Group DE, Inc., our wholly-owned subsidiary, as borrower ("APi Group DE"), APG as a guarantor, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank N.A., as administrative agent and as collateral agent (the “Credit Agreement”) which provides for: (1) a term loan facility, pursuant to which we incurred the $1,200 million 2019 Term Loan used to fund a part of the cash portion of the purchase price in the APi Acquisition, and (2) a $300 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) of which up to $150 million can be used for the issuance of letters of credit. As of December 31, 2021, we had $1,140 million of indebtedness outstanding on the 2019 Term Loan and had no amounts outstanding under the Revolving Credit Facility, under which $227 million was available after giving effect to $73 million of outstanding letters of credit, which reduce availability.

The interest rate applicable to the 2019 Term Loan is, at our option, either (1) a base rate plus an applicable margin equal to 1.50% or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.50%. At the option of the Borrower, the interest period for a 2019 Term Loan that is a Eurocurrency rate loan may be one, two, three, or six months (or twelve months or any other period agreed with the applicable lenders under the 2019 Term Loan). Interest on the 2019 Term Loan is payable (1) with respect to a Eurocurrency rate loan, at the end of each interest period except that, if the interest period exceeds three months, interest is payable every three months and (2) with respect to a base rate loan, on the last business day of each March, June, September, and December. Principal payments on the 2019 Term Loan commenced the first quarter ending March 31, 2020 and will be made in quarterly installments on the last day of each fiscal quarter, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2019 Term Loan. The 2019 Term Loan matures on October 1, 2026.

The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the Revolving Credit Facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. As of December 31, 2021, our cash balance exceeded our secured debt and therefore our first lien net leverage ratio was (0.09):1.00.

One of our Canadian subsidiaries had a $20 million unsecured line of credit agreement with a variable interest rate based upon the prime rate. This line of credit was closed during the first quarter of 2021.

Issuance of 4.125% Senior Notes

We completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the "4.125% Senior Notes"), issued under an indenture, dated June 22, 2021 (the “4.125% Senior Notes Indenture”). The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain existing and future domestic subsidiaries. We used the net proceeds from the sale of the 4.125% Senior Notes to repay the $250 million 2020 Term Loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. As of December 31, 2021, we had $350 million aggregate principal amount of 4.125% Senior Notes outstanding.

The 4.125% Senior Notes Indenture contains customary terms and provisions (including representations, covenants, and conditions). Certain covenants, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The 4.125% Senior Notes Indenture also contains customary events of default.

The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity. Interest will be payable in cash, semi-annually in arrears, on January 15 and July 15 of each year, beginning on January 15, 2022. The 4.125% Senior Notes are subject to redemption in whole or in part at any time on or after July 15, 2024 at the redemption prices set forth in the 4.125% Senior Notes Indenture. In addition, before July 15, 2024, up to 35% of the aggregate principal amount of the 4.125% Senior Notes may be redeemed with the net proceeds of certain equity offerings at the redemption price set forth in the Indenture, subject to certain conditions. Further, all or a portion of the 4.125% Senior Notes may be redeemed at any time prior to July 15, 2024 at a price equal to 100% of the principal amount, plus a “make-whole” premium and accrued interest, if any, to the date of redemption.

Issuance of 4.750% Senior Notes

In October 2021, APi Escrow Corp. (the "Escrow Issuer"), one of our wholly-owned subsidiaries, completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes"), issued under an indenture, dated October 21, 2021 (as supplemented by a supplemental indenture, dated as of January 3, 2022, the "4.750% Senior Notes Indenture"), maturing on October 15, 2029, unless earlier redeemed, and bearing interest at a rate of 4.750% per year until maturity. Interest will be payable in cash, semi-annually in arrears, on April 15 and October 15 of each year, beginning on April 15, 2022. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb Acquisition.

The 4.750% Senior Notes Indenture contains customary terms and provisions (including representations, covenants, and conditions). Certain covenants, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The 4.750% Senior Notes Indenture also contains customary events of default.

The gross proceeds from the 4.750% Senior Notes (plus an additional amount in cash sufficient to fund a special mandatory redemption on the last day of the third full calendar month following the closing of the offering) were deposited into an escrow account. On the closing date of the Chubb Acquisition, the special mandatory redemption provisions terminated and the Escrow Issuer merged with and into APi Group DE, with APi DE continuing as the surviving entity and assuming the obligations of the Escrow Issuer under the 4.750% Senior Notes and Indenture. The funds were released from escrow and at that time the 4.750% Senior Notes were fully and unconditionally guaranteed on a senior unsecured basis by us and certain existing and future subsidiaries.

Debt Covenants

We were in compliance with all covenants contained in the 4.125% Senior Notes Indenture, the 4.750% Senior Notes Indenture, and Credit Agreement as of December 31, 2021.

Equity Offering

On May 12, 2021, we filed a universal shelf registration statement on Form S-3 (the “Form S-3”) which enabled us to issue from time to time up to $500 million in shares of our common stock, preferred stock or debt securities, and on May 21, 2021, the Form S-3 was declared effective. During September 2021, we completed an underwritten offering of 22,716,049 shares of our common stock at a public offering price of $20.25 per share. This number of shares includes 2,962,962 shares sold to the underwriters upon exercise in full of their option to purchase additional shares. The offering resulted in gross proceeds of approximately $460 million, before underwriting discounts and commissions and offering expenses of approximately $14 million.

Recent Developments

2021 Term Loan

In anticipation of the Chubb Acquisition, on December 16, 2021, APi Group DE, as borrower, we, as guarantor and our subsidiary guarantors named therein entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2"). On January 3, 2022, the closing date of the Chubb Acquisition, we closed the transactions contemplated by Amendment No. 2, pursuant to which (1) we incurred a $1,100 million seven-year incremental term loan ("2021 Term Loan"), (2) the Revolving Credit Facility was upsized from $200 million to $500 million, (3) the maturity date of the Revolving Credit Facility was extended five years, (4) the letter of credit sublimit was increased by $100 million to $250 million, (5) additional loan parties and collateral in additional jurisdictions became subject to the Credit Agreement, (6) changes were made to the guarantor coverage requirements under the Credit Agreement with respect to consolidated EBITDA, and (7) certain other changes were made to the Credit Agreement.

The interest rate applicable to the 2021 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 1.75% or (b) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.75%. Principal payments on the 2021 Term Loan will be made in quarterly installments on the last day of each fiscal quarter, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2021 Term Loan. The 2021 Term Loan matures on January 3, 2028. The 2021 Term Loan is subject to the same mandatory prepayment provisions as the 2019 Term Loan.

Issuance of Series B Preferred Stock

On January 3, 2022, concurrent with the closing of the Chubb Acquisition, we issued and sold 800,000 shares of our 5.5% Series B Perpetual Convertible Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock"), for an aggregate purchase price of $800 million, pursuant to securities purchase agreements entered into on July 26, 2021 with certain investors. The net proceeds from the Series B Preferred Stock issuance were used to fund a portion of the consideration for the Chubb Acquisition.

The holders of the Series B Preferred Stock are entitled to dividends at the rate of 5.5% per annum, payable in cash or common stock, at our election. The Series B Preferred Stock ranks senior to our common stock and Series A Preferred Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of our affairs.

The Series B Preferred Stock is convertible, at the holder’s option, into shares of our common stock at a conversion price equal to $24.60 per share, subject to certain customary adjustments. The holders of Series B Preferred Stock have certain other rights including voting rights on an as-converted basis, certain pre-emptive rights on our private equity offerings, certain registration rights, and, in the case of certain holders, certain director designation rights, as provided in the certificate of designation governing the Series B Preferred Stock.

We may, at our option, effect conversion of the outstanding shares of Series B Preferred Stock to common stock, but only if the volume-weighted average price of our common stock exceeds $36.90 per share for 15 consecutive trading days.

Material Cash Requirements from Known Contractual and Other Obligations

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the consolidated financial statements and expected to be satisfied using cash generated from operations:

•
Operating and Finance Leases – See Note 10 – "Leases."
•
Debt – See Note 11 – "Debt" for future principal payments and interest rates on our debt instruments.
•
Tax Obligations – See Note 12 – "Income Taxes."

We make investments in our properties and equipment to enable continued expansion and effective performance of our business. Our capital expenditures are expected to be approximately 1.5% of annual net revenues.

The acquisition of the Chubb Business results in our assumption of additional liabilities related to pension and environmental matters. Future cash requirements related to the settlement of these liabilities are expected to be funded by cash generated from operations.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting estimates:

Revenue Recognition from Contracts with Customers

We recognize net revenues from contracts with customers under Accounting Standards Codification (“ASC”) Topic 606. ASC 606 aligns revenue recognition with the timing of when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. This core principle is achieved through the application of the following five step model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to performance obligations in the contract, and (5) recognize revenue as performance obligations are satisfied.

We recognize net revenues at the time the related performance obligations are satisfied by transferring a promised good or service to our customers. A good or service is considered to be transferred when the customer obtains control. We can transfer control of a good or service and satisfy our performance obligations either over time or at a point in time. We transfer control of a good or service over time and, therefore, satisfy a performance obligation and recognize revenue over time, if one of the following three criteria are met: (a) the customer simultaneously receives and consumes the benefits provided as we perform, (b) our performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (c) our performance does not create an asset with an alternative use, and we have an enforceable right to payment for performance completed to date.

For our performance obligations satisfied over time, we recognize revenue by measuring the progress toward complete satisfaction of that performance obligation. The selection of the method to measure progress towards completion can be either an input or output method and requires judgment based on the nature of the goods or services to be provided.

For our construction contracts, net revenues are generally recognized over time as our performance creates or enhances an asset that the customer controls as it is created or enhanced. Our fixed price construction projects generally use a cost-to-cost input method to measure progress towards completion of the performance obligation as we believe it best depicts the transfer of control to the customer, which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Costs incurred include direct materials, labor and subcontract costs and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in the results of operations under cost of revenues. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as work is performed.

Net revenues from time and material construction contracts are recognized as the services are provided and is equal to the sum of the contract costs incurred plus an agreed upon markup. Net revenues earned from distribution contracts are recognized upon shipment or performance of the service.

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

Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised from time to time on an on-going basis. For those performance obligations for which net revenues are recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicates a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from our long-term construction projects when net revenues recognized under the cost-to-cost measure of progress exceed amounts invoiced to our customers. Such amounts are recoverable from our customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of a contract. In addition, many of our time and materials arrangements, as well as our contracts to perform turnaround services within the Specialty Services segment, are billed in arrears pursuant to contract terms that are standard within the industry, and resulting in contract assets and/or unbilled receivables being recorded, as revenue is recognized in advance of billings. Contract assets are generally classified as current assets within the consolidated balance sheets.

Contract liabilities from our long-term construction contracts arise when amounts invoiced to our customers exceed net revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when we expect to recognize such revenue. The long-term portion of contract liabilities is included in other non-current liabilities in the consolidated balance sheets.

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

Due to the time required to obtain the necessary data for each acquisition, U.S. GAAP provides a “measurement period” of up to one year from the date of acquisition in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such revisions may result in the recording of “measurement period adjustments," which may result in the recognition of, or adjustment to, the fair values of acquisition-related assets or liabilities and/or consideration paid, as well as the related depreciation and amortization expense.

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

As of December 31, 2021, the components are aligned to one of our three reportable segments, Safety Services, Specialty Services, or Industrial Services. Goodwill is required to be evaluated for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available.

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

For the year ended December 31, 2021, we performed our annual goodwill impairment assessment as of October 1, 2021. We performed quantitative testing for all of our reporting units based on their estimated fair values using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually. Significant assumptions used in testing the reporting units included terminal values based on a terminal growth rate of 3%, ten years of discounted cash flows prior to the terminal value, and discount rates ranging from 10% to 15%. We believe the assumptions used in our quantitative goodwill impairment tests are reflective of the risks inherent in the business models of our reporting units and within our industry.

Our goodwill impairment assessment for 2021 indicated each of our reporting units with material goodwill balances had an estimated fair value that significantly exceeded carrying value, except for the SKG reporting unit, which exceeded carrying value by 10%. A 100 basis point increase in the discount rate used to test goodwill for impairment would not have resulted in an impairment for the SKG reporting unit. Subsequent to our 2021 impairment testing, we aggregated the $196 million of goodwill in the SKG reporting unit with the Life Safety reporting unit. Goodwill balances subjected to impairment testing at each of our reporting units as of December 31, 2021 are shown in the table below:

($ in millions)	Goodwill Balance as of December 31, 2021
Life Safety	$870
Heating, Ventilation and Air Conditioning (HVAC)	49
Infrastructure/Utility	119
Fabrication	4
Specialty Contracting	53
Transmission	4

While we believe we have made reasonable estimates and assumptions to calculate the fair values of the reporting units, it is possible changes could occur. If in future years the reporting unit’s actual results are not consistent with the estimates and assumptions used to calculate fair value, we may be required to recognize material impairments to goodwill. We may be required to perform additional impairment testing based on changes in the economic environment, disruptions to our business, significant declines in operating results of our reporting units, sustained deterioration of our market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when changes in macroeconomic conditions will occur, if there is significant deterioration from levels at year end in the construction industry, market prices for oil and gas and other fuel sources, or our market capitalization, it is reasonably likely we will be required to record material impairment charges in the future.

Insurance Liabilities

We use high retention insurance programs to manage our risk for health, workers’ compensation, general liability and auto insurance. Accrued liabilities and other non-current liabilities include our best estimates of amounts expected to be incurred for these losses. The estimates are based on claim reports provided by the insurance carrier and actuarial analyses provided by third-party actuarial specialists, and management’s best estimates including the maximum premium for a policy period. The amounts we will ultimately incur could differ in the near term from the estimated amounts accrued.

Income Taxes

Our provision for income taxes uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences and tax planning opportunities in the various jurisdictions in which we operate. Significant factors that can affect our annual effective tax rate include our assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. Although we believe our provision for income taxes is correct and the related assumptions are reasonable, the final outcome of tax matters could be materially different from what we currently anticipate, which could result in significant costs or benefits to us. See Note 12 – “Income Taxes” for additional discussion.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2021, our variable interest rate debt was primarily related to our $1,200 million 2019 Term Loan and our $300 million Revolving Credit Facility. As of December 31, 2021, excluding letters of credit outstanding of $73 million, we had no amounts outstanding under revolving loans and $1,140 million outstanding on the 2019 Term Loan. As of December 31, 2021, we had a 5-year interest rate swap with respect to $720 million of notional value of the 2019 Term Loan, exchanging the one-month London Interbank Offering Rate ("LIBOR") for a fixed rate of 1.62% per annum. Accordingly, our fixed interest rate per annum on the swapped $720 million notional value of the 2019 Term Loan is 4.12% through its maturity. The remaining $420 million of our 2019 Term Loan balance is bearing interest at 2.59% per annum based on one-month LIBOR plus 250 basis points.

During 2021, we entered into a euro-denominated net investment hedge with a notional value of $230 million. The net investment hedge reduces our interest expense by approximately $3 million annually and reduces our overall effective interest rate by approximately 24 basis points. A 100-basis point increase in the applicable interest rates under our credit facilities (including the unhedged portion of our 2019 Term Loan debt) would have increased our interest expense by approximately $7 million for the year ended December 31, 2021.

While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. The ICE Benchmark Administration intends to cease the publication of U.S. dollar LIBOR as follows: the 1 week and 2 month tenors on December 31, 2021 and all other tenors on June 30, 2023. The discontinuation of LIBOR after 2023 and the replacement with an alternative reference rate, such as the Secured Overnight Financing Rate ("SOFR"), may adversely impact interest rates and our interest expense could increase.

Additionally, in connection with the closing of the Chubb Acquisition, we added a $1,100 million term loan, and extended and upsized the Revolving Credit Facility to five-years and $500 million. The additional term loan borrowing is likely to impact our exposure to fluctuations in interest rates.

Foreign Currency Risk

Our foreign operations are primarily in Europe and Canada. Net revenues generated from foreign operations represented approximately 10% of our consolidated net revenues for the years ended December 31, 2021 and 2020. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. These foreign currency transaction gains and losses are classified in investment income and other, net, in the consolidated statements of operations and were a gain (loss) of ($3) million and $12 million for the years ended December 31, 2021 and 2020 and were immaterial for the year ended December 31, 2019 and the period from January 1, 2019 through September 30, 2019. Translation gains or losses, which are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation losses (gains) totaled approximately $11 million, ($9) million, ($3) million, and ($3) million for the years ended December 31, 2021, 2020, and 2019 and the period from January 1, 2019 through September 30, 2019, respectively.

Our exposure to fluctuations in foreign currency exchange rates has increased in 2021 as a result of the SKG Acquisition, will increase in 2022 due to the Chubb Acquisition and may continue to increase in the future if we continue to expand our operations outside of the U.S. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency. Our foreign currency exposure was not significant to our consolidated financial position as of December 31, 2021. We use foreign currency contracts as a way to mitigate foreign currency exposure from time to time.

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

In addition, we are exposed to various supply chain risks, including market risk of fluctuations or availability of copper, steel, cable optic fiber, and other materials used as components of supplies or materials utilized in our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our vehicle fleet. Disruptions in our supply chain can occur due to market inefficiencies but can also be driven by other events, like cybersecurity breaches, pandemics or similar disruptive events. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust prices and, as a result, increases in material costs could reduce profitability with respect to projects in progress.

Significant declines in market prices for oil and gas and other fuel sources may also impact our operations. Prolonged periods of low oil and gas prices may result in projects being delayed or cancelled and in a low oil and gas price environment, certain of our businesses could become less profitable or incur losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm (PCAOB ID 185)	54

Consolidated Balance Sheets as of December 31, 2021 and 2020	58

Consolidated Statements of Operations for the Years Ended December 31, 2021 (Successor), 2020 (Successor) and 2019 (Successor), and the Period from January 1, 2019 through September 30, 2019 (Predecessor)	59
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021 (Successor), 2020 (Successor) and 2019 (Successor), and the Period from January 1, 2019 through September 30, 2019 (Predecessor)	60

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2021 (Successor), 2020 (Successor) and 2019 (Successor), and the Period from January 1, 2019 through September 30, 2019 (Predecessor)	61

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 (Successor), 2020 (Successor) and 2019 (Successor), and the Period from January 1, 2019 through September 30, 2019 (Predecessor)	62

Notes to Consolidated Financial Statements	63

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
APi Group Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of APi Group Corporation and subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021 (Successor), and the period from January 1, 2019 through September 30, 2019 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 (Successor), and the period from January 1, 2019 through September 30, 2019 (Predecessor), in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Total estimated costs for certain fixed price projects recognized over time

As discussed in Note 5 to the consolidated financial statements, the Company recognizes revenue on certain safety services, specialty services, and industrial services for fixed price projects over time. For these fixed price projects, the Company uses a cost-to-cost measure of progress. More specifically, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

We identified the assessment of total estimated costs at completion for certain fixed price projects recognized over time as a critical audit matter. Evaluating the Company’s initial and subsequent changes to the total estimated costs for the fixed price projects involved subjective auditor judgment. More specifically, our subjective auditor judgment involved the evaluation of management’s assumptions related to estimated direct and indirect material, labor, and subcontractor costs, which affect the measurement of revenue recognized by the Company on certain fixed price projects.

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

March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
APi Group Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited APi Group Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021 (Successor), and the period from January 1, 2019 through September 30, 2019 (Predecessor), and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. The Company had an ineffective control environment, ineffective risk assessment, and ineffective information and communication resulting from an insufficient number of trained resources with expertise in implementation and operation of internal control over financial reporting and information technology systems. As a result, the Company had ineffective control activities related to the design and operation of process-level controls and general information technology controls across all financial reporting processes. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Minneapolis, Minnesota

March 1, 2022

APi Group Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, 2021 and 2020

(In millions, except per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,188	$515
Restricted cash	302	—
Accounts receivable, net of allowances of $3 and $4 at December 31, 2021 and December 31, 2020, respectively	767	639
Inventories	69	64
Contract assets	217	142
Prepaid expenses and other current assets	83	77
Total current assets	2,626	1,437

Property and equipment, net	326	355
Operating lease right of use assets	101	107
Goodwill	1,106	1,082
Intangible assets, net	882	965
Deferred tax assets	73	89
Other assets	45	30
Total assets	$5,159	$4,065

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$1	$18
Accounts payable	236	150
Contingent consideration and compensation liabilities	22	41
Accrued salaries and wages	209	182
Deferred consideration	—	67
Other accrued liabilities	129	133
Contract liabilities	243	219
Operating and finance leases	27	31
Total current liabilities	867	841

Long-term debt, less current portion	1,766	1,397
Contingent consideration and compensation liabilities	10	22
Operating and finance leases	79	96
Deferred tax liabilities	43	45
Other noncurrent liabilities	71	106
Total liabilities	2,836	2,507

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7 authorized shares; 4 shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock; $0.0001 par value, 500 authorized shares, 225 shares and 168 shares issued at December 31, 2021 and December 31, 2020, respectively (excluding 8 shares and 12 shares declared for stock dividend at December 31, 2021 and 2020, respectively)	—	—
Additional paid-in capital	2,560	1,856
Accumulated deficit	(237)	(284)
Accumulated other comprehensive income (loss)	—	(14)
Total shareholders’ equity	2,323	1,558
Total liabilities and shareholders’ equity	$5,159	$4,065

See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries

Consolidated Statements of Operations

(In millions, except per share data)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,
	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
Net revenues	$3,940	$3,587	$985	$3,107
Cost of revenues	3,001	2,831	787	2,503
Gross profit	939	756	198	604
Selling, general, and administrative expenses	803	725	359	490
Impairment of goodwill	—	197	—	12
Operating income (loss)	136	(166)	(161)	102
Interest expense, net	60	52	15	20
Loss on extinguishment of debt	9	—	—	—
Investment income and other, net	(12)	(34)	(25)	(11)
Other expense (income), net	57	18	(10)	9
Income (loss) before income taxes	79	(184)	(151)	93
Income tax provision (benefit)	32	(31)	2	7
Net income (loss)	$47	$(153)	$(153)	$86
Net income (loss) attributable to common shareholders:
Accrued stock dividend on Series A Preferred Stock	(184)	(222)	—	—
Net income (loss) attributable to common shareholders	$(137)	$(375)	$(153)	$86
Net loss per common share:
Basic	$(0.67)	$(2.21)	$(1.15)	n/a
Diluted	$(0.67)	$(2.21)	$(1.15)	n/a
Weighted average shares outstanding:
Basic	206	169	133	n/a
Diluted	206	169	133	n/a
Pro forma income information (See Note 2):
Historical income before income taxes	n/a	n/a	n/a	$93
Pro forma provision for income taxes	n/a	n/a	n/a	29
Pro forma net income	n/a	n/a	n/a	$64

See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In millions)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,
	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
Net income (loss)	$47	$(153)	$(153)	$86
Other comprehensive income (loss):
Fair value change - derivatives, net of tax (expense) benefit of ($9), $9, $0, and $0, respectively	25	(26)	—	—
Foreign currency translation adjustment	(11)	9	3	3
Comprehensive income (loss)	$61	$(170)	$(150)	$89

See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In millions, except share data)

	Successor
	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance, January 1, 2019	4,000,000	$—	121,032,500	$—	$1,228	$22	$—	$1,250
Net loss	—	—	—	—	—	(153)	—	(153)
Issuance of ordinary shares and exercise of warrants	—	—	48,869,760	—	501	—	—	501
Share-based compensation	—	—	—	—	156	—	—	156
Foreign currency translation adjustment	—	—	—	—	—	—	3	3
Balance, December 31, 2019	4,000,000	$—	169,902,260	$—	$1,885	$(131)	$3	$1,757
Net loss	—	—	—	—	—	(153)	—	(153)
Fair value change - derivatives	—	—	—	—	—	—	(26)	(26)
Foreign currency translation adjustment	—	—	—	—	—	—	9	9
Share cancellations	—	—	(608,016)	—	(6)	—	—	(6)
Common shares purchased and cancelled	—	—	(1,742,284)	—	(30)	—	—	(30)
Warrants exercised	—	—	257,226	—	3	—	—	3
Share-based compensation and other, net	—	—	242,838	—	4	—	—	4
Balance, December 31, 2020	4,000,000	$—	168,052,024	$—	$1,856	$(284)	$(14)	$1,558
Net income	—	—	—	—	—	47	—	47
Fair value change - derivatives	—	—	—	—	—	—	25	25
Foreign currency translation adjustment	—	—	—	—	—	—	(11)	(11)
Series A Preferred Stock dividend	—	—	12,447,912	—	—	—	—	—
Issuance of common shares	—	—	22,716,049	—	446	—	—	446
Warrants exercised	—	—	19,994,203	—	230	—	—	230
Profit sharing plan contributions	—	—	630,109	—	13	—	—	13
Share-based compensation and other, net	—	—	784,896	—	15	—	—	15
Balance, December 31, 2021	4,000,000	$—	224,625,193	$—	$2,560	$(237)	$—	$2,323

	Predecessor
					Accumulated	Note
	Common Stock Issued and Outstanding		Additional Paid-In	Retained	Other Comprehensive	Receivable From	Total Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Stockholder	Equity
Balance, December 31, 2018	11,000,000	$—	$—	$663	$(28)	$(2)	$633
Net income	—	—	—	86	—	—	86
Foreign currency translation adjustment	—	—	—	—	3	—	3
Repayments of stockholder note	—	—	—	—	—	2	2
Distributions and other	—	—	—	(62)	—	—	(62)
Balance, September 30, 2019	11,000,000	$—	$—	$687	$(25)	$—	$662

See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,
	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$47	$(153)	$(153)	$86
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	75	81	18	52
Amortization	127	182	51	26
Impairment of goodwill	—	197	—	12
Deferred taxes	6	(74)	(2)	1
Share-based compensation expense	12	5	156	35
Profit-sharing expense	15	14	5	9
Non-cash lease expense	31	30	6	24
Loss on extinguishment of debt	9	—	—	—
Other, net	7	—	(2)	—
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	(99)	120	41	(1)
Contract assets	(73)	118	105	(113)
Inventories	(2)	11	—	(4)
Prepaid expenses and other current assets	4	(2)	83	(18)
Accounts payable	78	(24)	(32)	12
Accrued liabilities and income taxes payable	15	(2)	(113)	65
Contract liabilities	19	17	(14)	3
Other assets and liabilities	(89)	(24)	1	(44)
Net cash provided by operating activities	182	496	150	145
Cash flows from investing activities:
Acquisitions, net of cash acquired	(86)	(319)	(2,565)	(6)
Purchases of property and equipment	(55)	(38)	(11)	(53)
Proceeds from sales of property, equipment, held for sale assets, and businesses	20	17	5	7
Advances on related-party and other notes receivable	—	—	—	(4)
Payments received on related-party and other notes receivable	—	—	27	5
Proceeds from sale of marketable securities, net	—	—	816	—
Net cash used in investing activities	(121)	(340)	(1,728)	(51)
Cash flows from financing activities:
Net short-term debt	—	—	20	76
Proceeds from long-term borrowings	650	250	1,194	—
Payments on long-term borrowings	(321)	(21)	—	(17)
Repurchase of common shares	—	(30)	—	—
Payments of acquisition-related consideration	(74)	(93)	(2)	(16)
Deferred financing costs paid	(11)	(8)	(24)	—
Proceeds from share issuances and warrant exercises	676	3	210	—
Restricted shares tendered for taxes	(3)	(2)	—	—
Distributions paid	—	—	—	(53)
Net cash provided by (used in) financing activities	917	99	1,398	(10)
Effect of foreign currency exchange rate change on cash and cash equivalents	(2)	4	(1)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	976	259	(181)	84
Cash, cash equivalents, and restricted cash, beginning of period	515	256	437	54
Cash, cash equivalents, and restricted cash, end of period	$1,491	$515	$256	$138
Supplemental cash flow disclosures:
Cash paid for interest	$41	$47	$14	$19
Cash paid for income taxes, net of refunds	66	29	3	7
Accrued consideration issued in business combinations	18	5	—	—
Shares issued to profit sharing plan	13	—	—	—
Common shares issued in the APi Acquisition	—	—	291	—
Non-cash deferred purchase consideration issued in business combinations	—	—	147	—

See notes to consolidated financial statements.

APi Group Corporation

Notes to Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

NOTE 1. NATURE OF BUSINESS

APi Group Corporation (the “Company”, “APG”, or "APi Group") is a market-leading business services provider of safety, specialty, and industrial services in over 200 locations, primarily in North America and Europe.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements (the “Financial Statements”) include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities over which the Company has significant influence but not control are accounted for using the equity method of accounting. These investments are initially recorded at cost and subsequently adjusted based on the Company’s proportionate share of earnings, losses and distributions from each entity.

In accounting for the acquisition of APi Group (the “APi Acquisition”), APG is considered the acquirer of APi Group for accounting purposes and APi Group is the accounting Predecessor. The Company’s financial statement presentation for the APi Group financial information as of and for the periods presented prior to the APi Acquisition date of October 1, 2019, are labeled “Predecessor”. The Company’s financial statements, including APi Group from the APi Acquisition date, are labeled “Successor”. The merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired.

As a result of the application of the acquisition method of accounting as of the effective date of the APi Acquisition, the accompanying Financial Statements include a black line division, where applicable, which indicates a differentiation that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not comparable.

Unaudited pro forma income information

The unaudited pro forma net income information presented on the face of the consolidated statements of operations gives effect to the conversion of APi Group to a C corporation. Prior to such conversion, APi Group was an S corporation and generally not subject to federal income taxes within the U.S. The pro forma net income, therefore, includes an adjustment for income tax expense on the income attributable to controlling interest as if APi Group had been a C corporation for the period from January 1, 2019 through September 30, 2019, at an assumed combined federal, state, local and foreign effective income tax rate of 28.7%.

Use of estimates and risks and uncertainty of COVID-19

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include the estimation of total contract costs used for net revenues and cost recognition from construction contracts, fair value estimates included in the accounting for acquisitions, valuation of long-lived assets and acquisition-related contingent consideration, self-insurance liabilities, income taxes and the estimated effects of litigation and other contingencies.

The Company continues to monitor short- and long-term impacts of the COVID-19 pandemic. Throughout 2020, the impact of COVID-19 resulted in domino effects of various local, state and national governmental orders, including but not limited to, reduced efficiency in performing work while adhering to physical distancing protocols demanded by COVID-19. Generally, in 2021, with the end of shelter-in-place orders and increases in vaccination rates, the Company continues to experience stabilization and volume improvements as teams and customers have adapted to working in the long-term COVID-19 environment. There can be no assurance this trend, which would allow the Company to recover pre-pandemic volume levels, will continue in a positive manner. The continued impact of COVID-19 on the Company's vendors is evolving and could continue to make it difficult to obtain needed materials at reasonable prices. This has required greater use of estimates and assumptions in the preparation of the Financial Statements, specifically those estimates and assumptions utilized in the Company’s forecasted cash flows that form the basis in developing the fair values utilized in its impairment assessments, annual effective tax rate, and assessment of the realizability of deferred tax assets. This has included assumptions as to the duration and severity of the COVID-19 pandemic, timing and amount of demand shifts for the Company’s services, labor availability and productivity, supply chain continuity, and required remedial measures.

As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its businesses, operating results, cash flows, liquidity and financial condition will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic’s impact on the U.S. and global economies, and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic, including vaccine mandates or other mitigation efforts. Those primary drivers are beyond the Company’s knowledge and control, and as a result, at this time the Company is unable to predict the cumulative impact that COVID-19 will have on its businesses, operating results, cash flows and financial condition. Although the Company has made its best estimates based upon current information, actual results could materially differ from the estimates and assumptions developed by management. If so, the Company may be subject to future impairment charges as well as changes to recorded reserves and valuations.

Foreign currency and currency translation

The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at year-end, with resulting translation gains or losses included within other comprehensive income or loss. Net revenues and expenses are translated into U.S. dollars at average monthly rates of exchange in effect during the year. Foreign currency transaction gains and losses are classified in investment income and other, net, in the consolidated statements of operations and were a gain (loss) of ($3) and $12 for the years ended December 31, 2021 and 2020 (Successor), respectively; and were immaterial for the year ended December 31, 2019 (Successor) and the period from January 1, 2019 through September 30, 2019 (Predecessor). Translation gains or losses, which are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets, result from translation of the assets and liabilities of APi Group’s foreign subsidiaries into U.S. dollars. Foreign currency translation losses (gains) totaled approximately $11, ($9), ($3), and ($3) for the years ended December 31, 2021, 2020 and 2019 (Successor), and the period from January 1, 2019 through September 30, 2019 (Predecessor), respectively.

All of the Company’s foreign operations use their local currency as their functional currency. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in investment income and other, net, in the consolidated statements of operations.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Restricted cash is reported as current restricted cash and other current assets in the consolidated balance sheets. Restricted cash reflects collateral against certain bank guarantees and amounts held in escrow as described in Note 11 - "Debt."

Fair value of financial instruments

The financial instruments of the Company include cash and cash equivalents, accounts and notes receivable, accounts payable, contingent consideration and compensation liabilities, and debt obligations.

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

The carrying values of cash and cash equivalents, accounts receivable, contract assets, other receivables, accounts payable, contingent compensation liabilities, accrued liabilities, and contract liabilities approximate their fair values because of their short maturity. The carrying values of the notes receivable approximate their fair values based on the current rates of return on similar investments. The fair value of the Company’s revolving line of credit facilities and long-term debt are based on current lending rates for similar borrowings, assuming the debt is outstanding through maturity, and considering the collateral. The carrying values of variable interest rate long-term debt and revolving line of credit facilities approximate their fair values because the variable interest rates of these instruments are generally reset monthly.

The fair value of the Company's non-variable interest rate debt is estimated by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The fair value of the Company’s derivative instruments designated as hedge instruments are determined using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. The fair value of the Company’s contingent consideration obligations is determined using a probability-weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Inventories

Inventories consist primarily of wholesale insulation products, contracting materials and supplies. Inventories are valued at the lower of cost or net realizable value.

Property and equipment

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

Leases

The Company’s lease portfolio mainly consists of facilities, equipment, and vehicles. Operating lease assets represent the Company’s right to use an underlying asset for the lease term whereas lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term (or at fair values in the case of those leases assumed in an acquisition). As most of the Company’s leases do not provide an implicit rate, the Company uses incremental borrowing rates that reflect its own external unsecured borrowing rates and are risk-adjusted to approximate secured borrowing rates over similar terms. These rates are assessed on a quarterly basis for measurement of new lease obligations. The operating lease assets also include any lease payments made less lease incentives. Leases with an initial term of less than 1 year are not recorded on the Company’s consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term. Many leases include one or more options to renew, with renewal terms that can extend the lease term for several years. The exercise of lease renewal options is generally at the Company’s sole discretion. Certain leases also include options to purchase the leased assets. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements contain lease and non-lease components, which are accounted for as a single lease component for all asset classes except for certain asset classes within its information technology arrangements. Operating lease right of use assets are reported as separate lines in the consolidated balance sheets. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. The Company’s accounting for finance leases (previously referred to as capital leases) remains substantially unchanged. For finance leases, the Company recognizes more expense in the initial years of total lease expense recognition due to the accretion of the lease liability and the straight-line amortization of the leased asset. Assets acquired under finance leases are recorded in property and equipment, net.

Goodwill impairment

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

Goodwill is not amortized but instead is annually tested for impairment on October 1 each fiscal year, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of a reporting unit. Additionally, a significant change in business climate, a loss of a significant customer, increased competition, a sustained decrease in share price, or a decrease in estimated fair value below book value may trigger the need for interim impairment testing of goodwill associated with one or more reporting units.

The Company evaluates each reporting unit for impairment by performing a quantitative test comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded as a reduction to goodwill with a corresponding change to earnings in the period the goodwill is determined to be impaired. Any goodwill impairment is limited to the total amount of goodwill allocated to that reporting unit.

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

See Note 6 – “Goodwill and Intangibles” for additional detail on goodwill and other intangible assets.

Impairment of long-lived assets excluding goodwill

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

Investments

The Company holds investments in joint ventures, which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company’s share of earnings from the joint ventures was $3, $14, $5, and $6, during the years ended December 31, 2021, 2020 and 2019 (Successor), and the period from January 1, 2019 through September 30, 2019 (Predecessor), respectively. The earnings are recorded within investment income and other, net in the consolidated statements of operations. The investment balances were $4 and $9 as of December 31, 2021 and 2020, respectively, and are recorded within other assets in the consolidated balance sheets.

Definite-lived intangibles

Intangibles consist of trade names and trademarks, customer relationships and backlog intangibles. The intangibles are amortized over their estimated useful lives, which range from 2 to 15 years for trade names and customer relationships, and a period of 6 to 36 months for backlog.

Insurance liabilities

Accrued and other noncurrent liabilities include management’s best estimates of amounts expected to be incurred for health insurance claims, workers’ compensation, general liability and automobile liability losses. The estimates are based on claim reports provided by the insurance carrier, management’s best estimates, and the maximum premium for a policy period. The amounts the Company will ultimately incur could differ in the near-term from the estimated amounts accrued. At December 31, 2021, and 2020, the Company had accrued $64 and $59, respectively, relating to workers’ compensation, general and automobile claims, with $42 and $37, respectively, included in other noncurrent liabilities. The Company recorded a receivable from the insurance carriers of $8 and $7 at December 31, 2021 and 2020, respectively, to offset the liabilities due above the Company’s deductible, which, under contract, are payable by the insurance carrier. The Company has outstanding letters of credit as collateral totaling approximately $73 and $70 at December 31, 2021 and 2020, respectively. The Company had $6 and $4 accrued within accrued salaries and wages relating to outstanding health insurance claims at December 31, 2021 and 2020, respectively.

Share-based compensation

The Company recognizes share-based compensation over the requisite service period of the awards (usually the vesting period) based on the grant date fair value of awards. An offsetting increase to shareholders’ equity is recorded equal to the amount of the compensation expense charge. For stock option grants with performance-based milestones, the expense is recorded over the service period after the achievement of the milestone is probable or the performance condition is achieved. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model on the date of grant. Grants of restricted stock units are valued based on the closing market share price of the Company’s stock on the date of grant. Forfeitures are estimated and recorded using historical forfeiture rates.

The Company has an employee stock purchase plan (“ESPP”) under which shares of the Company’s common stock are available for purchase by eligible participants. The plan allows participants to purchase APi Group common stock at 85% of its fair market value at the lower of (i) the date of commencement of the offering period or (ii) the last day of the exercise period, as defined in the plan documents. The fair value of purchases under the Company’s ESPP is estimated using the Black-Scholes option-pricing valuation model. The determination of fair value of stock-based awards using an option-pricing model is affected by the Company’s stock price as well as assumptions pertaining to several variables, including expected stock price volatility, the expected term of the award and the risk-free rate of interest. In the option-pricing model for the Company’s ESPP, expected stock price volatility is based on historical volatility of the Company’s common stock. The expected term of the award is based on historical and expected exercise patterns and the risk-free rate of interest is based on U.S. Treasury yields.

Shareholders’ equity

On April 28, 2020, the Company changed its jurisdiction of incorporation from the British Virgin Islands to the State of Delaware (“the Domestication”). The business, and assets and liabilities of the Company and its subsidiaries were the same immediately after the Domestication as they were immediately prior to the Domestication. As a result of the Domestication, ordinary shares and Preferred Shares were converted to shares of common stock and Series A Preferred Stock, respectively. Each holder of a warrant, option or restricted stock unit became a holder of a warrant, option or restricted stock unit of the domesticated Company. The number of shares outstanding did not change as a result of the Domestication, and the proportional equity interest of each shareholder remained the same. Shares referred to as ordinary shares and Preferred Shares prior to the Domestication are referred to as common shares and Series A Preferred Stock (“Series A Preferred Stock”) throughout these Financial Statements.

As of December 31, 2019, the Company had two classes of stock outstanding: ordinary shares, which equate to common shares under U.S. GAAP, and Series A Preferred Stock which equate to preferred shares under U.S. GAAP. The Series A Preferred Stock was issued at $10.00 per share to Mariposa Acquisition IV, LLC (“Mariposa”), an entity controlled by the co-chairperson of the Company’s Board of Directors. The holders of Series A Preferred Stock are entitled to receive an annual dividend. The potential value of the Series A Preferred Stock dividend was determined to be equity classified in accordance with ASC 718, Compensation – Stock Compensation. See Note 16 – “Shareholders’ Equity”.

Warrants

The Company issued warrants in 2017 that were determined to be equity classified in accordance with ASC 815, Derivatives and Hedging (See Note 16 – “Shareholders’ Equity”). The fair value of the warrants was recorded as additional paid-in capital on the issuance date.

Earnings per share

Basic earnings per common share excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. The Company has determined that its Series A Preferred Stock is participating securities as the Series A Preferred Stock participates in dividends with common shares according to a predetermined formula that is greater than one for one. Accordingly, the Company used the two-class method of computing basic and diluted earnings per share for common shares according to participation rights of the Series A Preferred Stock. Under this method, net income applicable to holders of common shares is first reduced by the amount of dividends declared on Series A Preferred Stock in the current period with remaining undistributed earnings allocated on a pro rata basis to the holders of common and Series A Preferred Stock to the extent that each class may share income for the period; whereas undistributed net loss is allocated to common shares because holders of Series A Preferred Stock are not contractually obligated to share the loss.

Revenue recognition and contract costs

Refer to Note 5 – “Net Revenues”, for further discussion on the Company’s revenue recognitions policies.

Income taxes and distributions

Historically, APi Group has elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code for federal tax purposes. As a result, APi Group’s income was not subject to U.S. federal income taxes or state income taxes in those states where the “S” Corporation status is recognized. In Predecessor periods, no provision or liability for federal or state income tax has been provided in its consolidated financial statements except for those taxing jurisdictions where the “S” Corporation status is not recognized. In connection with the APi Acquisition, APi Group’s “S” Corporation status was terminated and APG is now treated as a “C” Corporation under Subchapter C of the Internal Revenue Code and is part of the consolidated tax group of the Company. The termination of the “S” Corporation election has had a material impact on the Company’s results of operations, financial condition, and cash flows as reflected in the December 31, 2021 consolidated financial statements. The effective tax rate has increased as compared to the Company’s “S” Corporation tax years, since the Company is now subject to U.S. federal and state corporate income taxes in addition to foreign corporate income taxes on its earnings.

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

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

Accounting standards issued and adopted

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions to the existing guidance for income taxes related to the approach for intra-period tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This ASU also simplifies the accounting for income taxes by clarifying and amending existing guidance related to the effects of enacted changes in tax laws or rates in the effective tax rate computation, the recognition of franchise tax, and the evaluation of a step-up in the tax basis of goodwill, among other clarifications. ASU 2019-12 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020 with early adoption permitted. The Company adopted this ASU on January 1, 2021 and it did not have a material impact on the Company's consolidated financial statements.

Accounting standards issued but not yet adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from the London Interbank Offering Rate ("LIBOR") to alternative reference rates, such as the Secured Overnight Financing Rate, that are completed by December 31, 2022. The Company does not expect a significant impact to operating results, financial position or cash flows from the transition from LIBOR to alternative reference interest rates, but will continue to monitor the impact of this transition until it is completed.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. These changes will be effective for the Company as of January 1, 2022 and is not expected to have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which improves comparability after business combinations by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

2021 Acquisitions

During 2021, the Company completed the acquisitions of Premier Fire & Security, Inc. ("Premier Fire"), and Northern Air Corporation ("NAC"), both included in the Safety Services segment, as well as several other individually immaterial acquisitions. Total purchase consideration for all of the completed acquisitions of $111 consisted of cash paid at closing of $93, gross cash acquired of $7, and accrued consideration of $18. The results of operations of these acquisitions are included in the Company’s consolidated statements of operations from their respective dates of acquisition. Net revenues and operating income from material acquisitions were $37 and $1, respectively, for the year ended December 31, 2021.

The Company has not finalized its accounting for all material acquisitions that occurred during 2021. The areas of the purchase price allocation that are not yet finalized for the July 1, 2021 acquisition of Premier Fire include the valuation of intangible assets and income tax related matters. Likewise, the areas of the purchase price allocation that are not yet finalized for the November 1, 2021 acquisition of NAC include the valuation of property and equipment, intangible assets, inventory, insurance reserves, and income tax related matters. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. Based on preliminary estimates, the total amount of goodwill from the 2021 acquisitions expected to be deductible for tax purposes is $45. See Note 6 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

	Premier Fire	NAC	Other 2021 Acquisitions
Cash paid at closing	$32	$36	$25
Accrued consideration	7	4	7
Total consideration	$39	$40	$32

Cash	$3	$2	$2
Current assets	10	22	6
Property and equipment	1	2	2
Intangible assets, net	14	15	7
Goodwill	17	11	19
Current liabilities	(6)	(12)	(4)
Net assets acquired	$39	$40	$32

2020 Acquisitions

During 2020, the Company completed the acquisition of SK FireSafety (“SKG”) within the Safety Services segment and a number of other immaterial acquisitions for consideration transferred of $324, which includes a cash payment made at closing of $319, net of cash acquired of $10, and $5 of accrued consideration that may be paid out in 1-2 years from date of acquisition.

SKG is a European market-leading provider of commercial safety services, with operations primarily in the Netherlands, Belgium, France, Sweden, Norway, and the United Kingdom. On October 1, 2020, the Company completed the SKG Acquisition and acquired all the outstanding stock. Through the acquisition of SKG, APG established a European platform for international organic and acquisition expansion. The other acquisitions were primarily in the Safety Services segment and based in the U.S.

The Company has finalized its accounting for all 2020 acquisitions. During 2021, the Company recorded a measurement period adjustment, primarily related to intangible assets and goodwill, for which the resulting impact to amortization expense was immaterial. Based on final purchase price allocations, the total amount of goodwill from the 2020 acquisitions expected to be deductible for tax purposes is $20.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Cash paid at closing	$329
Accrued consideration	5
Total consideration	$334

Cash	$10
Current assets	76
Property and equipment	12
Customer relationships	82
Trade names and trademarks	16
Contractual backlog	1
Goodwill	215
Other noncurrent assets	14
Current liabilities	(54)
Noncurrent liabilities	(38)
Net assets acquired	$334

Accrued consideration

The Company’s acquisition purchase agreements typically include deferred payment provisions, often to sellers who become employees of the Company. The provisions are made up of three general types of arrangements, contingent compensation and contingent consideration (both of which are contingent on the future performance of the acquired entity) and deferred payments related to indemnities. Contingent compensation arrangements are typically contingent on the former owner’s future employment with the Company, and the related amounts are recognized over the required employment period, which is typically three to five years. Contingent consideration arrangements are not contingent on employment and are recorded as purchase consideration at the time of the initial acquisition and are paid over a three to five year period. The liability for deferred payments is recognized at the date of acquisition based on the Company’s best estimate and is typically payable over a twelve to twenty-four month period. Deferred payments are not contingent on any future performance or employment obligations and can be offset for working capital true-ups, and representations and warranty items.

The total contingent compensation arrangement liability was $12 and $39 at December 31, 2021 and 2020, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $57 and $85, inclusive of the $12 and $39, accrued as of December 31, 2021 and 2020, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. For one of the Company’s contingent compensation arrangements, the liability is determined based on the Monte Carlo Simulation method. Compensation expense associated with these arrangements is recognized ratably over the required employment period.

The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 7 - "Fair Value of Financial Instruments."

The total liability for deferred payments was $15 and $16 at December 31, 2021 and 2020, respectively, and is included in contingent consideration and compensation liabilities in the consolidated balance sheets for all periods presented.

NOTE 5. NET REVENUES

Under ASC 606, Revenue from Contracts with Customers ("ASC 606"), revenue is recognized when or as control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. Net revenues are primarily recognized by the Company over time utilizing the cost-to-cost measure of progress. Net revenues recognized at a point in time primarily relate to distribution contracts and were not material for the years ended December 31, 2021, 2020, and 2019 (Successor), and the period from January 1, 2019 through September 30, 2019 (Predecessor), respectively.

Contracts with customers

The Company derives net revenues primarily from contracts with a duration of less than one week to three years (with the majority of contracts with durations of less than six months) which are subject to multiple pricing options, including fixed price, unit price, time and material, or cost plus a markup. The Company also enters into fixed price service contracts related to monitoring, maintenance and inspection of safety systems. The Company may utilize subcontractors in the fulfillment of its performance obligations. When doing so, the Company is considered the principal in these transactions and revenues are recognized on a gross basis.

Net revenues for fixed price agreements are generally recognized over time using the cost-to-cost method of accounting, which measures progress based on the cost incurred relative to total expected cost in satisfying its performance obligation. The cost-to-cost method is used as it best depicts the continuous transfer of control of goods or services to the customer. Costs incurred include direct materials, labor and subcontract costs, and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in the results of operations under cost of revenues. Labor costs are considered to be incurred as the work is performed. Subcontractor labor is recognized as the work is performed.

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

The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. Disaggregated net revenues information is as follows:

	Year Ended December 31, 2021 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$1,643	$—	$—	$—	$1,643
Heating, Ventilation and Air Conditioning ("HVAC")	437	—	—	—	437
Infrastructure/Utility	—	791	—	—	791
Fabrication	—	248	—	—	248
Specialty Contracting	—	614	—	—	614
Transmission	—	—	205	—	205
Civil	—	—	72	—	72
Corporate and Eliminations	—	—	—	(70)	(70)
Net revenues	$2,080	$1,653	$277	$(70)	$3,940

	Year Ended December 31, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$1,317	$—	$—	$—	$1,317
HVAC	322	—	—	—	322
Infrastructure/Utility	—	809	—	—	809
Fabrication	—	179	—	—	179
Specialty Contracting	—	413	—	—	413
Transmission	—	—	409	—	409
Civil	—	—	67	—	67
Inspection	—	—	87	—	87
Corporate and Eliminations	—	—	—	(16)	(16)
Net revenues	$1,639	$1,401	$563	$(16)	$3,587

	Year Ended December 31, 2019 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$340	$—	$—	$—	$340
HVAC	95	—	—	—	95
Infrastructure/Utility	—	225	—	—	225
Fabrication	—	38	—	—	38
Specialty Contracting	—	123	—	—	123
Transmission	—	—	100	—	100
Civil	—	—	21	—	21
Inspection	—	—	46	—	46
Corporate and Eliminations	—	—	—	(3)	(3)
Net revenues	$435	$386	$167	$(3)	$985

	Period from January 1, 2019 Through September 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Life Safety	$1,038	$—	$—	$—	$1,038
HVAC	304	—	—	—	304
Infrastructure/Utility	—	645	—	—	645
Fabrication	—	114	—	—	114
Specialty Contracting	—	348	—	—	348
Transmission	—	—	443	—	443
Civil	—	—	45	—	45
Inspection	—	—	182	—	182
Corporate and Eliminations	—	—	—	(12)	(12)
Net revenues	$1,342	$1,107	$670	$(12)	$3,107

	Year Ended December 31, 2021 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$1,737	$1,653	$241	$(70)	$3,561
Canada and Europe	343	—	36	—	379
Net revenues	$2,080	$1,653	$277	$(70)	$3,940

	Year Ended December 31, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$1,435	$1,401	$527	$(16)	$3,347
Canada and Europe	204	—	36	—	240
Net revenues	$1,639	$1,401	$563	$(16)	$3,587

	Year Ended December 31, 2019 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$385	$386	$153	$(3)	$921
Canada and Europe	50	—	14	—	64
Net revenues	$435	$386	$167	$(3)	$985

	Period from January 1, 2019 Through September 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
United States	$1,185	$1,107	$603	$(12)	$2,883
Canada and Europe	157	—	67	—	224
Net revenues	$1,342	$1,107	$670	$(12)	$3,107

The Company’s contracts with its customers generally require significant services to integrate complex activities and equipment into a single deliverable and are, therefore, generally accounted for as a single performance obligation to provide a single contracted service for the duration of the project. For contracts with multiple performance obligations, the transaction price of a contract is allocated to each performance obligation and recognized as net revenues when or as the performance obligation is satisfied using the estimated stand-alone selling price of each distinct good or service. The stand-alone selling price is estimated using the expected cost plus a margin approach for each performance obligation. The Company utilizes the practical expedient under ASC 606 and does not disclose unsatisfied performance obligations for service contracts as these contracts generally have an original duration of less than one year. For those contracts with an original duration exceeding one year, the aggregate amount of transaction price allocated to the performance obligations unsatisfied at December 31, 2021 was $638. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next 12 months.

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

Contracts are often modified through change orders to account for changes in the scope and price of the goods or services being provided. Although the Company evaluates each change order to determine whether such modification creates a separate performance obligation, the majority of change orders are for goods or services that are not distinct within the context of the original contract and, therefore, not treated as separate performance obligations but rather as a modification of the existing contract and performance obligation.

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

Changes in the estimates of transaction prices are recognized in net revenues on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates may also result in the reversal of previously recognized net revenues if the ultimate outcome differs from the Company’s previous estimate. For the years ended December 31, 2021, 2020, and 2019 (Successor) and the period from January 1, 2019 through September 30, 2019 (Predecessor), there were no significant reversals of revenues recognized associated with the revision of transaction prices. The Company typically does not incur any returns, refunds or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of performance.

Contract assets and liabilities

The Company typically invoices customers with payment terms of net due in 30 days. It is also common for contracts in the Company's industries to specify a general contractor is not required to submit payments to a subcontractor until it has received those funds from the owner or funding source. In most instances, the Company receives payment of invoices between 30 to 90 days of the date of the invoice.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from the Company’s projects when revenues are recognized under the cost-to-cost measure of progress and exceeds the amounts invoiced to the Company’s customers, as the amounts cannot be billed under the terms of the Company's contracts. In addition, many of the Company’s time and material arrangements are billed in arrears pursuant to contract terms, resulting in contract assets being recorded as net revenues are recognized in advance of billings.

The Company utilizes the practical expedient under ASC 606 and does not adjust for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of performance for the Company’s services. As of December 31, 2021 and 2020, none of the Company’s contracts contained a significant financing component. Contract liabilities from the Company’s contracts arise when amounts invoiced to the Company’s customers exceed net revenues recognized under the cost-to-cost measure of progress. Contract liabilities also include advance payments from the Company’s customers on certain contracts. Contract liabilities decrease as the Company recognizes net revenues from the satisfaction of the related performance obligation. Contact assets and contract liabilities are classified as current in the consolidated balance sheets as all amounts are expected to be relieved within one year.

The balances of accounts receivable, net of allowances, contract assets and contract liabilities from contracts with customers as of December 31, 2021, 2020, and 2019 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at December 31, 2019	$730	$245	$193
Balance at December 31, 2020	639	142	219
Balance at December 31, 2021	767	217	243

The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At December 31, 2021 and 2020, retentions receivable were $117 and $122, respectively, while the portions that may not be received within one year were $25 and $26, respectively. There were no other significant changes due to business acquisitions or significant changes in estimates of contract progress or transaction price. There were no significant impairments of contract assets recognized during the period.

Costs to obtain or fulfill a contract

The Company generally does not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. The Company may incur certain fulfilment costs such as initial design or mobilization costs which are capitalized if: (i) they relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract, and (iii) are expected to be recovered through revenues generated under the contract. Such costs, which are amortized over the life of the respective project, were not material for any period presented.
NOTE 6. GOODWILL AND INTANGIBLES

Goodwill

The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2021 and 2020 are as follows:

	Safety Services	Specialty Services	Industrial Services	Total Goodwill
Goodwill as of December 31, 2019	$639	$290	$51	$980
Acquisitions	223	2	—	225
Impairments (2)	(83)	(52)	(58)	(193)
Measurement period adjustments and other (1)	127	(68)	11	70
Goodwill as of December 31, 2020	906	172	4	1,082
Acquisitions	42	5	—	47
Measurement period adjustments and other (1)	(23)	—	—	(23)
Goodwill as of December 31, 2021	$925	$177	$4	$1,106
(1)
Measurement period adjustments related to the finalization of purchase accounting for material and immaterial acquisitions, primarily including the 2019 APi Acquisition finalized in 2020 and the SKG acquisition finalized in 2021 (see Note 4 - "Business Combinations"). Other includes fluctuations due to foreign currency translation.
(2)
During the first quarter of 2020, the Company concluded that a triggering event had occurred for all of its reporting units. Pursuant to the authoritative literature, the Company performed an impairment test and recorded an impairment charge to reflect the impairment of its goodwill. As of December 31, 2020, the Company had recorded accumulated goodwill impairment charges of $193. The impairment charge of $83 recorded within the Safety Services segment was recorded within the Life Safety and HVAC reporting unit for $57 and $26, respectively. The impairment charge of $52 recorded within the Specialty Services segment was recorded within the Infrastructure/Utility reporting unit, Fabrication reporting unit and Specialty Contracting reporting unit for $30, $1 and $21, respectively. The impairment charge of $58 recorded within the Industrial Services segment was recorded within the Transmission reporting unit and Civil reporting unit for $57 and $1, respectively.

The Company's goodwill impairment assessment for 2021 indicated each reporting unit with material goodwill balances had an estimated fair value that significantly exceeded carrying value, except for the SKG reporting unit, which exceeded carrying value by 10%. A 100 basis point increase in the discount rate used to test goodwill for impairment would not have resulted in an impairment for the SKG reporting unit. Subsequent to our 2021 impairment testing, the Company aggregated the $196 million of goodwill in the SKG reporting unit with the Life Safety reporting unit.

During 2020, while the Company’s services were largely deemed essential under various governmental orders, the Company did experience negative impacts from COVID-19 on its operations including impacts from the Company’s suppliers, other vendors, and customer base. In addition to the impacts of COVID-19, the Company was also impacted by a significant decline in demand and volatility in oil prices as some of the Company’s services involve work within the energy industry. As a result of these factors and the significant decline in the Company’s market capitalization during the first quarter 2020, the Company concluded an impairment triggering event had occurred for all of its reporting units and performed impairment tests for its goodwill and recoverability tests for its long-lived assets, which primarily include finite-lived intangible assets, property and equipment and right of use lease assets. During 2020, the Company determined that goodwill was impaired and recorded an impairment charge to goodwill of $197 (comprised of $193 at businesses with ongoing operations and $4 at a business that was divested prior to December 31, 2020).

Intangibles

The Company's identifiable intangible assets are comprised of the following as of December 31, 2021 and 2020:

	December 31, 2021
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.8	$101	$(97)	$4
Customer relationships	6.4	859	(221)	638
Trade names	12.7	280	(40)	240
Total		$1,240	$(358)	$882

	December 31, 2020
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	1.6	$101	$(92)	$9
Customer relationships	7.0	823	(119)	704
Trade names	13.8	274	(22)	252
Total		$1,198	$(233)	$965

Approximate annual aggregate amortization expense of the intangibles for the five years subsequent to December 31, 2021, is as follows:

Years ending December 31:
2022	$127
2023	124
2024	124
2025	123
2026	123
Thereafter	261
Total	$882

Amortization expense recognized on identifiable intangible assets are as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,
	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
Cost of revenues	$5	$69	$22	$—
Selling, general, and administrative expense	122	113	29	26
Total intangible asset amortization expense	$127	$182	$51	$26

During the year ended December 31, 2020, the Company finalized the fair value of goodwill and intangible assets related to the APi Acquisition. The measurement period adjustments recorded during the year ended December 31, 2020 resulted in a cumulative reversal to amortization expense that had been recorded earlier in the year. If the final intangible assets fair values had been known at the date of the APi Acquisition, amortization expense would have increased by $5 to $187 for the year ended December 31, 2020.

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

Recurring fair value measurements

The Company’s financial assets and liabilities (adjusted to fair value at least quarterly) are derivative instruments, which are primarily included in other noncurrent liabilities, and contingent consideration, which is primarily included in contingent consideration and compensation liabilities in the consolidated balance sheets.

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of December 31, 2021 and 2020:

	Fair Value Measurements at December 31, 2021
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cross currency swaps	$—	$6	$—	$6
Interest rate swaps	—	(11)	—	(11)
Net investment hedges	—	12	—	12
Derivatives not designated as hedge instruments
Foreign currency contracts	—	—	—	—
Contingent consideration obligations	—	—	(4)	(4)
	$—	$7	$(4)	$3

	Fair Value Measurements at December 31, 2020
Assets (liabilities)	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Interest rate swaps	$—	$(35)	$—	$(35)
Derivatives not designated as hedge instruments
Foreign currency contracts	—	(9)	—	(9)
Contingent consideration obligations	—	—	(7)	(7)
	$—	$(44)	$(7)	$(51)

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

The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,
	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
Balance at beginning of period	$7	$7	$—	$13
Issuances	3	—	8	—
Settlements	(6)	(4)	—	(3)
Adjustments to fair value	—	4	(1)	(1)
Balance at end of period	$4	$7	$7	$9
Number of open contingent consideration arrangements at the end of period	3	3	5	9
Maximum potential payout at end of period	$5	$7	$11	$13

At December 31, 2021, the remaining open contingent consideration arrangements are set to expire at various dates through 2023. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the year ended December 31, 2021.

Fair value estimates

The following table presents the carrying amount and fair value of the Company’s non-variable interest rate debt (“4.125% Senior Notes,” and "4.750% Senior Notes," as defined in Note 11 – “Debt”), including current portion and excluding unamortized debt issuance costs, which is estimated by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying values of variable interest rate long-term debt, including current portions and excluding accrued interest, approximate their fair values because of the variable interest rates of these instruments, which generally are reset monthly.

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.750% Senior Notes	$350	$348	$—	$—
4.125% Senior Notes	300	305	—	—

NOTE 8. DERIVATIVES

The Company uses foreign currency forward contracts, cross currency swaps, and interest rate swap agreements to manage risks associated with foreign currency exchange rates, interest rates, and net investments in foreign operations. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records derivatives as assets and liabilities on the balance sheet at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued.

The Company is exposed to credit risk in the event of nonperformance of counterparties for foreign currency forward exchange contracts and interest rate swap agreements. The Company monitors its exposure to credit risk by using credit approvals and credit limits and by selecting major global banks and financial institutions as counterparties. The Company does not anticipate nonperformance by any of these counterparties, and therefore, recording a valuation allowance against the Company's derivative balance is not considered necessary. The Company does not enter into derivative transactions for trading purposes, and is not party to any derivatives that require collateral to be posted prior to settlement.

Cash flow hedges

Cross currency swaps

The Company entered into cross-currency swaps designated as a cash flow hedge with gross notional U.S. dollar equivalent amount of $120. The fair value of the cross-currency swaps was an asset of $6 as of December 31, 2021.

Currency exchange contracts utilized to maintain the functional currency value of expected financial transactions denominated in foreign currencies are designated as cash flow hedges. Gains and losses related to changes in the market value of these contracts are reported as a component of accumulated other comprehensive income (loss) (“AOCI”) within shareholders’ equity in the consolidated balance sheets and reclassified to earnings in the same line item in the consolidated statements of operations and in the same period as the recognition of the underlying hedged transaction. The Company periodically assesses whether its currency exchange contracts are effective, and when a contract is determined to be no longer effective as a hedge, the Company discontinues hedge accounting prospectively.

Interest rate swaps

The Company manages its fixed and floating rate debt mix using interest rate swaps. Interest rate swap contracts are used by the Company to separate interest rate risk management from the debt funding decision. The cash paid and received from the settlement of interest rate swaps is included in interest expense in the consolidated statements of operations. The Company elected a method that does not require continuous evaluation of hedge effectiveness.

At December 31, 2021, the Company had a 5-year $720 notional amount interest rate swap with a maturity date of October 2024 which effectively provides a fixed LIBOR of 1.62%. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to the Company’s forecasted variable interest payments.

Variations in the liability balance are primarily driven by changes in the applicable forward yield curves related to LIBOR. The fair value of the interest rate swap designated as a hedging instrument was a liability of $11 and $35 as of December 31, 2021 and 2020, respectively.

Net investment hedge

The Company has net investments in foreign subsidiaries subject to changes in foreign currency exchange rates. The Company entered into a $230 notional foreign currency swap designated as a net investment hedge for a portion of the Company’s net investments in Euro-denominated subsidiaries. Gains and losses resulting from a change in fair value of the net investment hedge are offset by gains and losses on the underlying foreign currency exposure and are included in AOCI in the consolidated balance sheets.

The Company amended the critical terms of the foreign currency swap by extending the maturity date and modifying the U.S. dollar and Euro coupons. The amended swap was redesignated as a net investment hedge as a result of the amendment, recorded at fair value with changes recorded in AOCI, and the initial net investment hedge was dedesignated. The amended net investment hedge reduces the Company’s interest expense by approximately $3 annually and reduces its overall effective interest rate by approximately 24 basis points. The fair value of the amended net investment hedge was an asset of $12 as of December 31, 2021.

The present value as of the date of designation of the dedesignated swap is recorded in AOCI on the consolidated balance sheets. The fair value previously recognized in AOCI related to interest rate movements of the dedesignated swap is being amortized to interest expense on a straight-line basis through the third quarter 2029. The amount amortized from AOCI into interest expense during the year ended December 31, 2021 was less than $1. As of December 31, 2021, approximately $5 of unrealized pre-tax gains remained in AOCI.

Foreign currency contracts

The Company uses foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain other foreign currency transactions. Fair market value gains or losses on foreign currency contracts not designated as hedging instruments were included in the results of operations and are classified in investment income and other, net in the consolidated statements of operations.

The Company recognized income of $1 and expense of $9 in investment income and other, net, during the years ended December 31, 2021, and 2020, respectively, related to derivatives not designated as hedging instruments.

As of December 31, 2021, and 2020, foreign currency contracts carried a liability balance of less than $1 and $9, respectively, and an asset balance of less than $1 for both periods.

NOTE 9. PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of December 31, 2021 and 2020 are as follows:

	Estimated Useful Lives (In Years)	December 31, 2021	December 31, 2020
Land	N/A	$26	$26
Building	39	77	76
Machinery and equipment	2-20	228	217
Autos and trucks	5-10	106	92
Office equipment	3-7	26	24
Leasehold improvements	1-15	18	14
Total cost		481	449
Accumulated depreciation		(155)	(94)
Property and equipment, net		$326	$355

Depreciation expense related to property and equipment, including finance leases, was $75, $81, $18, and $52 during the years ended December 31, 2021, 2020 and 2019 (Successor), and the period from January 1, 2019 through September 30, 2019 (Predecessor), respectively. Depreciation expense is included within cost of revenues and selling, general and administrative expenses in the consolidated statements of operations.

NOTE 10. LEASES

The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. Under ASC 842, Leases ("ASC 842") a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.

The Company leases various facilities, equipment and vehicles from unrelated parties, which are primarily classified and accounted for as operating leases. The facility leases are primarily for office space with initial terms extending up to 10 years. The equipment leases are primarily related to heavy equipment utilized in the completion of construction jobs, and the terms of the agreements range from 1 to 7 years. Vehicle leases have a minimum lease term ranging from 1 to 7 years. Some leases include one or more options to renew, generally at the Company’s sole discretion, with renewal terms that can extend the lease term from 1 to 12 years or more. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.

The Company made an accounting policy election to not recognize lease assets and lease liabilities for leases with terms of 12 months or less. For all other leases, the Company recognizes right-of-use ("ROU") assets and lease liabilities based on the present value of the lease payments over the lease term at the commencement date of the lease (or January 1, 2019 for leases existing upon the adoption of ASC 842). The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives.

When material leases are acquired in business combinations, the Company is required to measure the acquired lease liabilities at the present value of the remaining lease payments as if the acquired leases were new leases. A reassessment of the lease term, lessee options to purchase an underlying asset, lease payments, and discount rates is performed as of the date of acquisition. The ROU assets are then remeasured at the amount of the lease liability, adjusted for any off-market terms present in the acquired leases.

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

The Company’s IBR reflects the rate of the parent or group level. The Company acts as the central treasury function for all its subsidiaries and its collateral quality was considered in aggregate for the IBR. The Company developed IBR curves for all currency denominations of its leases. To determine its creditworthiness, the Company considered publicly available credit ratings from Standard & Poor’s ("S&P") and Moody’s Investors Service ("Moody’s"). Both the S&P local currency long-term rating and the Moody’s long-term corporate family credit ratings have improved slightly at BB- and Ba2, respectively, in the credit ratings that were released in September 2021. The amount (and impact) of the Company’s future operating lease payments, a consideration in the development of the IBR, would be reflected in the Company’s underlying credit rating. In its development of the IBR, the Company applied a base market yield curve reflective of its unsecured credit rating. Adjustments to the base market yield curve were then considered for any Company-specific debt instruments outstanding at the measurement date, and securitization adjustments were made to conclude on a lessee specific securitized market yield curve. No adjustment was considered for economic environment risk for the U.S. IBR as the underlying market data to derive the IBR was in USD. The Company also has leases located in (denominated in): Canada (CAD), European Union (EUR), United Kingdom (GBP), Sweden (SEK), and Norway (NOK). To derive the applicable foreign IBR curves, the Company adjusted its concluded United States/USD IBR curve to the applicable foreign IBR curves using the covered interest rate parity theory, which captures foreign currency risk. The Company developed its IBR curves with tenors ranging from 1-year to 30-years to match its anticipated lease terms. For each lease, the Company applied the IBR that aligned with the concluded lease term. The Company estimated the IBRs on a quarterly basis throughout 2021, which ranged from (0.09)% to 5.62% across all currencies for the 1-year through 30-year tenor.

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

The components of lease expense are as follows:

	Years Ended December 31,			Period from January 1, 2019 through September 30,
	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
Operating lease cost	$35	$34	$7	$26
Finance lease cost - amortization of right-of-use assets	2	1	—	—
Short-term lease cost	26	28	9	20
Variable lease cost	6	4	1	5
Total lease cost	$69	$67	$17	$51

Supplemental consolidated statements of cash flows information related to leases is as follows:

	Years Ended December 31,			Period from January 1, 2019 through September 30,
	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$35	$33	$7	$26
Financing cash outflows - payments on finance leases	18	1	—	2
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$26	$32	$111	$22
Finance leases	3	4	17	2

Included within ROU assets obtained in exchange for new lease obligations during the year ended December 31, 2020, there were $14 and $3 of operating and financing leases, respectively, which were adjusted to fair value as part of the SKG Acquisition. Included within ROU assets obtained in exchange for new lease obligations during the year ended December 31, 2019 (Successor), there were $102 and $15 of operating and financing leases, respectively, which were adjusted to fair value as part of the APi Acquisition.

Supplemental consolidated balance sheets information related to leases is as follows:

	Years Ended December 31,
	2021	2020
Finance leases:
Building and land	$—	$15
Machinery and equipment	5	6
Accumulated depreciation	—	(1)
Property and equipment, net	$5	$20

Weighted-average remaining lease term:
Operating leases	6.0 years	6.0 years
Finance leases	2.8 years	1.7 years

Weighted-average discount rate:
Operating leases	3.4%	3.5%
Finance leases	2.3%	2.6%

The future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the consolidated balance sheets as of December 31, 2021 is as follows:

	Operating Leases	Finance Leases	Total
Years ending December 31:
2022	$27	$3	$30
2023	22	1	23
2024	17	1	18
2025	13	—	13
2026	9	—	9
Thereafter	24	—	24
Total lease payments	112	5	117
Less imputed interest	11	—	11
Total present value of lease liabilities	$101	$5	$106
Operating and finance leases - current	$24	$3	$27
Operating and finance leases - non-current	77	2	79
Total present value of lease liabilities	$101	$5	$106

The Company leases office and operating facilities from various parties that are in management positions at certain businesses and the Company incurred rent expense, including real estate taxes and operating costs of approximately $5 and $5 during the years ended December 31, 2021 and 2020 (Successor), respectively, under these arrangements. Rent expense for these agreements was not material to the Company’s consolidated statements of operations for the year ending December 31, 2019 (Successor) or the period from January 1, 2019 through September 30, 2019 (Predecessor).

NOTE 11. DEBT

Debt obligations consist of the following:

	Maturity Date	December 31, 2021	December 31, 2020
Term Loan Facility
2019 Term Loan	October 1, 2026	$1,140	$1,188
Revolving Credit Facility	October 1, 2024	—	—
2020 Term Loan	October 1, 2026	—	250
Senior Notes
4.125% Senior Notes	July 15, 2029	350	—
4.750% Senior Notes	October 15, 2029	300	—
Other Obligations		1	5
Total debt obligations		1,791	1,443
Less: unamortized deferred financing costs		(24)	(28)
Total debt, net of deferred financing costs		1,767	1,415
Less: short-term and current portion of long-term debt		(1)	(18)
Long-term debt, less current portion		$1,766	$1,397

Term loan facility

As of December 31, 2021, the Company had $1,140 of principal outstanding under the 2019 Term Loan. As of December 31, 2021, the Company had a 5-year interest rate swap with respect to $720 of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a fixed rate of 1.62% per annum. Accordingly, the Company's fixed interest rate per annum on the swapped $720 notional value of the 2019 Term Loan is 4.12% through its maturity. The remaining $420 of the 2019 Term Loan balance is currently bearing interest at 2.59% per annum based on one-month LIBOR plus 250 basis points, but the rate will fluctuate as LIBOR fluctuates. Refer to Note 8 - "Derivatives" for additional information.

The interest rate applicable to borrowings under the $300 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25%, or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25%.

At December 31, 2021 and 2020, the Company had no amounts outstanding under the Revolving Credit Facility, and $227 and $230 was available at December 31, 2021 and 2020, respectively, after giving effect to $73 and $70 of outstanding letters of credit.

In connection with the 4.750% Senior Notes (discussed below), the Company repaid the 2020 Term Loan and prepaid a portion of the 2019 Term Loan. As a result of these principal payments, the Company incurred a loss on debt extinguishment of $9 related to unamortized debt issuance costs, which was recorded within loss on debt extinguishment in the consolidated statements of operations.

As of December 31, 2021 and 2020, the Company was in compliance with all applicable debt covenants.

Senior notes

4.125% Senior Notes

The Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”) issued under an indenture dated June 22, 2021 (the “4.125% Senior Notes Indenture”). The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s existing and future domestic subsidiaries. The Company used the net proceeds from the sale of the 4.125% Senior Notes to repay the $250 million 2020 Term Loan, prepay a portion of the 2019 Term Loan and fund general corporate purposes.

4.750% Senior Notes

The Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes"), issued under an indenture, dated October 21, 2021 (as supplemented by a supplemental indenture, dated as of January 3, 2022, the "4.750% Senior Notes Indenture"). The Company used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the acquisition of Chubb Fire and Security (the "Chubb Acquisition") and related fees and expenses, which closed on January 3, 2022.

The gross proceeds from the offering were held in an escrow account as of December 31, 2021 and classified within restricted cash on the consolidated balance sheets. Upon closing of the Chubb Acquisition, the funds were released from escrow and at that time the 4.750% Senior Notes were fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s existing and future subsidiaries.

Senior notes indentures

The 4.125% Senior Notes Indenture and 4.750% Senior Notes Indenture contain customary terms and provisions (including representations, covenants, and conditions). Certain covenants, among other things, restrict the Company's, and restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The 4.125% Senior Notes Indenture and 4.750% Senior Notes Indenture also contain customary events of default.

The Company was in compliance with all covenants contained in the 4.125% Senior Notes and 4.750% Senior Notes as of December 31, 2021.

Other obligations

As of December 31, 2021 and 2020, the Company had $1 and $5 in notes outstanding, respectively, for the acquisition of equipment and vehicles. Amounts outstanding under these notes are included in the table below, with $1 maturing in 2022, and less than $1 maturing in the years ending 2023, 2024, and 2025.

Approximate annual maturities, excluding amortization of debt issuance costs, of the Company’s financing arrangements for years subsequent to December 31, 2021, are as follows:

Years Ending December 31:
2022	$1
2023	—
2024	—
2025	12
2026	1,128
Thereafter	650
Total	$1,791

NOTE 12. INCOME TAXES

For the years ended December 31, 2021, 2020, and 2019 (Successor), and the period from January 1, 2019 through September 30, 2019 (Predecessor), the components of income (loss) before income taxes are as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,
	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
U.S. earnings (loss)	$54	$(180)	$(153)	$86
Foreign earnings (loss)	25	(4)	2	7
Total earnings (loss)	$79	$(184)	$(151)	$93

The income tax provision (benefit) for the years ended December 31, 2021, 2020, and 2019 (Successor), and the period from January 1, 2019 through September 30, 2019 (Predecessor), consisted of the following:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,
	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
Current:
U.S. federal	$9	$17	$—	$—
State	8	19	3	2
Foreign	9	7	2	5
Total current tax provision	$26	$43	$5	$7

Deferred:
U.S. federal	$6	$(50)	$—	$—
State	2	(20)	(1)	—
Foreign	(2)	(4)	(2)	—
Total current tax provision (benefit)	$6	$(74)	$(3)	$—
Total income tax provision (benefit)	$32	$(31)	$2	$7

The reconciliation of the federal statutory income tax rate to the Company’s provision for income taxes is as follows:

							Period From
							January 1, 2019
	Year Ended		Year Ended		Year Ended		Through
	December 31,		December 31,		December 31,		September 30,
	2021		2020		2019		2019
	(Successor)		(Successor)		(Successor)		(Predecessor)
Expected provision (benefit) at statutory federal rate	$17	21.0%	$(39)	21.0%	$(32)	21.0%	$20	21.0%
Deferred remeasurement	—	0.0%	—	0.0%	33	(21.5)%	—	0.0%
State tax, net of federal benefit	8	10.1%	(6)	2.6%	1	(0.7)%	2	1.9%
S-corporation exclusion	—	0.0%	—	0.0%	—	0.0%	(18)	(19.4)%
Foreign rate differential	1	1.3%	—	0.0%	—	0.0%	—	0.0%
Valuation allowance	—	0.0%	4	(1.2)%	—	(0.2)%	2	1.9%
Transaction costs	4	5.1%	1	(0.5)%	—	0.0%	—	0.0%
Permanent differences and other	2	2.5%	9	(4.5)%	—	0.1%	1	2.1%
Total provision (benefit) for income taxes	$32	40.0%	$(31)	17.4%	$2	(1.3)%	$7	7.5%

The components of deferred tax assets and liabilities consisted of the following:

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Operating and finance lease liabilities	$28	$28
Accrued compensation	29	30
Accrued expenses	23	21
Net operating loss carryforwards	4	3
Goodwill	16	35
Amortization on identified intangibles	15	2
Contingent consideration and compensation liabilities	7	9
Derivatives	1	9
Other	2	6
Gross deferred tax assets	125	143
Valuation allowance	(3)	(4)
Net deferred tax assets	$122	$139

Deferred tax liabilities:
Depreciation on fixed assets	$49	$53
Goodwill	—	—
Amortization on identified intangibles	—	—
Operating lease right of use assets	28	28
Deferred payments	3	3
Withholding taxes on foreign earnings	10	10
Other	2	1
Deferred tax liabilities	$92	$95

Net deferred tax assets (liabilities)	$30	$44

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. Deferred tax assets must be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if a valuation allowance is required. As of December 31, 2021 and 2020, valuation allowances of $3 and $4 were recorded against certain deferred tax assets of the Company’s foreign subsidiaries.

As of December 31, 2021, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $0, $32 and $10, respectively. The state net operating loss carryforwards have carryforward periods of five to twenty years and begin to expire in 2027. The foreign net operating loss carryforwards generally have carryback periods of three years, carryforward periods of twenty years, or that are indefinite, and begin to expire in 2036.

The Company is not permanently reinvested in its undistributed foreign earnings. In light of subsequent events, the Company is currently evaluating its permanent reinvestment assertion.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Period From January 1, 2019 Through September 30,
	2021	2020	2019	2019
	(Successor)	(Successor)	(Successor)	(Predecessor)
Gross unrecognized tax benefits as of the beginning of the period	$3	$4	$—	$4
Additions for tax positions taken in a prior period (including acquired uncertain tax positions)	—	—	4	—
Reductions for tax positions taken in a prior period (including acquired uncertain tax positions)	(1)	(1)	—	—
Foreign currency translation adjustments	—	—	—	—
Gross unrecognized tax benefits as of the end of the period	$2	$3	$4	$4

The Company’s liability for unrecognized tax benefits is recorded within other non-current liabilities on the consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the income statement. The Company had $1 and $1 of accrued gross interest and penalties as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021, 2020, and 2019 (Successor), and the period from January 1, 2019 through September 30, 2019 (Predecessor), the Company did not recognize net interest expense.

If all of the Company’s unrecognized tax benefits as of December 31, 2021 were recognized, $2 would impact the Company’s effective tax rate. The Company expects $1 of unrecognized tax benefits to roll-off in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. For periods ended September 30, 2019 (Predecessor) and prior, the Company, including its domestic subsidiaries, filed state income tax returns for those states that do not recognize Subchapter S corporations. The U.S. federal jurisdiction exam for the period ended December 31, 2017 closed in the third quarter. An adjustment for $1 was agreed to by the Company and the IRS. Because the Company was previously an S corporation, this adjustment passed through to the former shareholders of the Company and does not have an impact on the consolidated financial statements. There are various other audits in state and foreign jurisdictions. No adjustments have been proposed and the Company does not expect the results of the audits to have a material impact on the consolidated financial statements.

On December 27th, 2020, the Consolidated Appropriations Act was signed into law, which included a temporary provision that allows for a 100 percent deduction for business meals expenses purchased from a restaurant between December 31, 2020, and January 1, 2023. The tax law changes in the Consolidated Appropriations Act did not have a material impact on the Company’s income tax provision.
NOTE 13. EMPLOYEE BENEFIT PLANS

Employee stock purchase plan

Effective January 1, 2021, most of the Company’s employees in the U.S and Canada, are eligible to participate in the Company’s ESPP. Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The plan permits employees of the Company to purchase common stock at 85% of its fair market value at the lower of (i) the date of commencement of the offering period or (ii) the last day of the exercise period, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP.

During the year ended December 31, 2021, the Company recognized $3 of expense, and issued 411,320 shares of the Company's common stock related to the ESPP at a weighted-average price per share of $14.93. The total cash proceeds from the ESPP during the year ended December 31, 2021 was $6. As of December 31, 2021, the Company accrued a liability of $5, which has been recorded as accrued salaries and wages in the consolidated balance sheets, for 282,826 shares of the Company's common stock that were issued to employees in January 2022. As of December 31, 2021, there were approximately 8,088,680 shares reserved for future issuance under the ESPP.

401(k) plans

The Company has 401(k) plans that provide for annual contributions not to exceed the maximum amount allowed by the Internal Revenue Code. The plans are qualified and cover employees meeting certain eligibility requirements who are not covered by collective bargaining agreements. The amounts contributed each year are discretionary and are determined annually by management. The Company recognized $11, $11, $2, and $10, in 401(k) expense during the years ended December 31, 2021, 2020 and 2019 (Successor), and the period from January 1, 2019 through September 30, 2019 (Predecessor), respectively.

Profit sharing plans

The Company has a trustee-administered, profit sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and also has a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors. In connection with these plans, the Company recognized $15, $14, $5, and $9, in expense for shares distributed to eligible employees during the years ended December 31, 2021, 2020 and 2019 (Successor), and the period from January 1, 2019 through September 30, 2019 (Predecessor), respectively. As of December 31, 2021 and 2020, the Company accrued a liability of $15 and $14, respectively, which has been recorded as accrued salaries and wages in the consolidated balance sheets for shares of the Company's common stock. The liability accrued as of December 31, 2020 was settled in common stock during the year ended December 31, 2021.

Retirement compensation arrangement

The Company also managed a retirement compensation arrangement for employees of the Company’s Canadian subsidiary, Vipond, Inc. (the "Arrangement”). The Arrangement covered employees meeting certain eligibility requirements but who were not covered by collective bargaining agreements. The Arrangement was superseded by the Profit Sharing Plans. As a result, there were no contributions to the Arrangement during 2021 or 2020. The Arrangement was funded entirely by the Company’s contributions. The amounts contributed under the Arrangement were based on net income before tax, as set forth in the arrangement documents. The Company recognized $1 and $3 of expense for contributions under this for the year ended December 31, 2019 (Successor), and the period from January 1, 2019 through September 30, 2019 (Predecessor), respectively.

Multiemployer pension plans

The Company participates in several multiemployer pension plans ("MEPP") that provide retirement benefits to certain union employees in accordance with various collective bargaining agreements ("CBA"). As one of many participating employers in these MEPPs, the Company may be responsible with the other participating employers for any plan underfunding. The Company’s contributions to a particular MEPP are established by the applicable CBAs; however, its required contributions may increase based on the funded status of the MEPP and the legal requirements of the Pension Protection Act of 2006 (the "PPA"), which requires substantially underfunded MEPPs to implement a funding improvement plan ("FIP") or a rehabilitation plan ("RP") to improve their funded status. Factors that could impact the funded status of the MEPP include, without limitation, investment performance, changes in the participant demographics, decline in the number of contributing employers, changes in actuarial assumptions, and the utilization of extended amortization provisions.

The Company believes that certain of the MEPPs in which the Company participates may have underfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the

MEPPs current financial situation, the Company is unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether the Company’s participation in these MEPPs could have a material adverse impact on the Company’s consolidated financial position, results of operations, or liquidity. The Company did not record any withdrawal liability for the years ended December 31, 2021, 2020 and 2019 (Successor), and the period from January 1, 2019 through September 30, 2019 (Predecessor).

The Company’s participation in MEPPs for the year ended December 31, 2021, is outlined in the table below. The EIN/PN column provides the Employer Identification Number ("EIN") and the three-digit plan number ("PN"). The most recent PPA zone status available for 2021, 2020 and 2019 is for the plan year ends, as indicated below. The zone status is based on information that the Company received from the plans and is certified by the plans’ actuaries. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The FIP/RP status pending/implemented column indicates plans for which an FIP or an RP either is pending or has been implemented. In addition, the Company may be subject to a surcharge if the Plan is in the red zone. The Surcharge imposed column indicates whether a surcharge has been imposed on contributions to the Plan. The last column lists the expiration date(s) of the collective bargaining agreement(s) to which the plans are subject.

			PPA Zone Status(1)			FIP/RP	Contributions
			December 31			Status	(in millions)				More		Expiration
		Plan	(Successor)			Pending/	(Successor)			(Predecessor)	Than	Surcharge	Date of
Pension Fund	EIN/PN	Year-End	2021	2020	2019	Implement	2021(3)	2020(3)	2019(3)	2019(3)	5%(2)	Imposed	CBA
National Automatic Sprinkler Industry Pension Fund	52-6054620-001	12/31/2020	Green	Red	Red	No	$26	$25	$7	$20	No	No	3/31/2025
Twin City Pipe Trades Pension Plan	41-6131800-001	4/30/2020	Green	Green	Green	No	9	6	2	6	Yes	No	4/30/2022
Sheet Metal Workers' National Pension Fund	52-6112463-001	12/31/2020	Yellow	Yellow	Yellow	Yes	6	5	1	3	No	No	5/31/2023
Asbestos Workers Local 2 Pension Fund	23-6030054-001	12/31/2020	Green	Green	Green	No	6	1	0	1	Yes	No	7/31/2022
Boilermaker-Blacksmith National Pension Trust	48-6168020-001	12/31/2020	Yellow	Yellow	Yellow	Yes	6	5	1	5	No	No	6/30/2023
National Electrical Benefit Fund	53-0181657-001	12/31/2020	Green	Green	Green	No	6	7	2	6	No	No	6/30/2024
Heavy And General Laborers Local Unions 472 And 172 Of New Jersey Pension Fund	22-6032103-001	3/31/2021	Green	Green	Green	No	6	6	2	5	No	No	2/29/2024
Plumbers And Pipefitters National Pension Fund	52-6152779-001	6/30/2020	Yellow	Yellow	Yellow	Yes	4	3	1	3	No	No	6/1/2024
Central Pension Fund Of The IUOE & Participating Employers	36-6052390-001	1/31/2021	Green	Green	Green	No	3	3	1	2	No	No	5/31/2023
Sheet Metal Workers' Local 10 Pension Fund	41-1562581-001	12/31/2020	Green	Green	Green	No	3	2	1	5	Yes	No	5/31/2022
Minnesota Laborers Pension Fund	41-6159599-001	12/31/2020	Green	Green	Green	No	2	2	0	2	No	No	4/30/2023
Building Trades United Pension Trust Fund Milwaukee And Vicinity	51-6049409-001	5/31/2020	Green	Green	Green	No	2	3	1	2	No	No	5/31/2023
Total other							16	17	5	11
Total							$95	$85	$24	$71

(1)
The zone status represents the most recent available information for the respective MEPP, which may be 2020 or earlier for the 2021 year and 2019 or earlier for the 2020 year.
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
(3)
2021, 2020 and 2019 Successor periods represent the years ended December 31, 2021, 2020 and 2019. Predecessor period represents the period from January 1, 2019 through September 30, 2019.

The nature and diversity of the Company’s business may result in volatility in the amount of its contributions to a particular MEPP for any given period. That is because, in any given market, the Company could be working on a significant project and/or projects, which could result in an increase in its direct labor force and a corresponding increase in its contributions to the MEPP(s) dictated by the applicable CBA. When that particular project(s) finishes and is not replaced, the number of participants in the MEPP(s) who are employed by the Company would also decrease, as would its level of contributions to the particular MEPP(s). Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require, at a particular time, an increase in the contribution rate and/or surcharges. The Company’s contributions to various MEPP(s) did not significantly increase as a result of acquisitions made since 2019.

NOTE 14. RELATED-PARTY TRANSACTIONS AND INVESTMENTS

Annual dividends for Series A Preferred Stock was declared as of December 31, 2021 and 2020 and settled in shares during January 2022 and 2021, respectively. The Company issued 7,539,697 shares in January 2022 and 12,447,912 shares in January 2021 to Mariposa, a related entity that is controlled by the co-chairperson of the Company’s Board of Directors. In addition, the Company incurred advisory fees of $4 during both the years ended December 31, 2021 and 2020, payable to Mariposa Capital, LLC, an entity owned by the co-chairperson of the Company’s Board of Directors.

The Company entered into a Securities Purchase Agreement in 2021 with Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), an owner of more than 5% of the Company's outstanding stock, to sell 200,000 shares of Series B Preferred Stock (as defined in Note 16 - "Shareholders' Equity") for an aggregate purchase price of $200. The Series B Preferred Stock was issued in January 2022 (see Note 20 - "Subsequent Events").

The Company has entered into sales contracts with Royal Oak Enterprises, an entity controlled by the co-chairperson of the Company's Board of Directors, and recorded $8 in net revenues for the year ended December 31, 2021, and as of December 31, 2021 had $2 in accounts receivable, net of allowances.

From time to time, the Company also enters into other immaterial related party transactions.

NOTE 15. CONTINGENCIES

The Company is involved in various litigation matters and is subject to claims from time to time from customers and various government entities. While it is not feasible to determine the outcome of any of these uncertainties, it is the opinion of management that their outcomes will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

NOTE 16. SHAREHOLDERS' EQUITY

Preferred Stock

Series A Preferred Stock

The Company has 4,000,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2021.

The holders of the Series A Preferred Stock are entitled to receive an annual dividend in the form of common shares or cash, at the Company’s sole option (for which the Company settled in shares subsequent to year end) based on the increase in the market price of the Company’s common stock (the "Annual Dividend Amount"). The Annual Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 141,194,638 shares. During 2020, the Annual Dividend Amount was calculated based on the Company’s share price appreciation over the initial offering price of $10.00. During 2021, the Annual Dividend Amount was calculated based on the appreciation of the Company’s share price of $24.3968 over the highest price previously used in calculating the Annual Dividend Amount of $17.8829.

In January 2022, the annual dividend declared as of December 31, 2021 was settled in shares and the Company issued 7,539,697 common shares to the holders of the Series A Preferred Stock. The annual dividend declared as of December 31, 2020 resulted in 12,447,912 shares of common stock issued to the Series A Preferred Stock holders in January 2021.

The holders of Series A Preferred Stock are also entitled to participate in any dividends on the common shares on an if-converted basis. In addition, if the Company pays a dividend on its common shares, the Series A Preferred Stock holders will also receive an amount equal to 20% of the dividend which would be distributable on 141,194,638 of common shares. All such dividends on the Series A Preferred Stock will be paid at the same time as the dividends on the common shares. Dividends are paid for the term the Series A Preferred Stock is outstanding.

Each share of Series A Preferred Stock is convertible into one common share at the option of the holder until the Conversion. If there is more than one holder of Series A Preferred Stock, a holder of Series A Preferred Stock may exercise its rights independently of any other holder of Series A Preferred Stock. The Series A Preferred Stock will be automatically converted into shares of common stock on a one for one basis upon the last day of 2026.

In accordance with ASC 718 – Compensation – Stock Compensation, the Annual Dividend Amount based on the market price of the Company’s common shares is akin to a market condition award settled in shares. As any Annual Dividend Amount was only probable upon the APi Acquisition (which was not considered probable until consummated), the fair value of the Annual Dividend Amount measured on the date of issuance of the Series A Preferred Stock was recognized upon consummation of the APi Acquisition as a one-time charge to the statements of operations. The fair value of the Annual Dividend Amount, $155, was measured as of date of issuance using a Monte Carlo method which takes into consideration different stock price paths. Following are the assumptions used in calculating the issuance date fair value:

Vesting period	Immediate
Assumed price upon Acquisition	US $10.00
Probability of winding-up	16.7%
Probability of Acquisition	83.3%
Time to Acquisition	1.5 years
Volatility (post-Acquisition)	35.1%
Risk free interest rate	2.3%

The Series A Preferred Stock carries the same voting rights as are attached to the common shares being one vote per share of Series A Preferred Stock and were each issued with a warrant equivalent to the warrant issued with each common share.

Series B Preferred Stock

On January 3, 2022, the Company issued and sold, for an aggregate purchase price of $800, 800,000 shares of the Company’s 5.5% Series B Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), pursuant to securities purchase agreements entered into on July 26, 2021 with certain investors (see Note 20 - "Subsequent Events"). The holders of the Series B Preferred Stock are entitled to dividends at the rate of 5.5% per annum, payable in cash or the Company’s common stock, at the Company's election. The Series B Preferred Stock ranks senior to the Company's common stock and Series A Preferred Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company.

The Series B Preferred Stock is convertible, at the holder’s option, into shares of the Company’s common stock at a conversion price equal to $24.60 per share, subject to certain customary adjustments. The holders of Series B Preferred Stock have certain other rights including voting rights on an as-converted basis, certain pre-emptive rights on private equity offerings by the Company, certain registration rights, and, in the case of certain holders, certain director designation rights, as provided in the certificate of designation governing the Series B Preferred Stock.

The Company may, at its option, effect conversion of the outstanding shares of Series B Preferred Stock to common stock, but only if the volume-weighted average price of the Company's common stock exceeds $36.90 per share for 15 consecutive trading days.

The net proceeds from the Series B Preferred Stock issuance were used to fund a portion of the consideration for the Chubb Acquisition. The Series B Preferred Stock issuance closed concurrently with the closing of the Chubb Acquisition, on January 3, 2022.

Common shares

During September 2021, the Company issued 22,716,049 shares of the Company’s common stock in a public underwritten offering. The proceeds from this offering totaled approximately $446, net of related expenses. The Company used the net proceeds from this offering for general corporate purposes, which includes items such as other business opportunities, capital expenditures and working capital.

Warrants

As of January 26, 2021, a mandatory redemption event occurred with respect to all of its outstanding warrants. The mandatory redemption event was triggered because the daily volume weighted average price of the Company’s common stock on the New York Stock Exchange for the ten consecutive trading days ended January 26, 2021 was equal to or greater than $18.00.

On February 25, 2021, the Company completed the mandatory redemption of 3,791,778 outstanding warrants for $0.01 per warrant. Prior to the redemption, the Company received approximately $230 of cash proceeds resulting from the exercise of

59,982,620 outstanding warrants. The warrants were exercisable in multiples of three for one share of the Company’s common stock at an exercise price of $11.50 per whole share of common stock.

NOTE 17. SHARE-BASED COMPENSATION

Stock Options

The Company maintains a 2019 Equity Incentive Plan (the “2019 Plan”), which allows for grants of share-based awards. At December 31, 2021, there were 14,851,875 share-based awards collectively available for grant under the 2019 Plan. The 2019 Plan generally provides for awards to vest no earlier than one year from the date of grant, although most awards entitle the recipient to common shares if specified market or performance conditions are achieved, if applicable, and vest over a minimum of three years. The share-based awards granted to employees include stock options and time-based restricted stock units, as follows:

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

The following table summarizes the changes in the number of common shares underlying options for 2021 (shares in whole numbers and per share values in whole dollars):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	162,500	$11.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2020	162,500	$11.50	3.8	$1
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2021	162,500	$11.50	2.8	$1
Exercisable at December 31, 2021	162,500	$11.50	2.8	$1

Apart from the options granted in 2017, there were no option exercises or grants for any other Successor periods.

Restricted Stock Units and Performance-Based Restricted Stock Units

Awards of Restricted Stock Units ("RSUs") and Performance-Based Restricted Stock Units (“PSUs”) are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. Forfeitures are estimated and recorded using historical forfeiture rates.

The time-based RSUs entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year service period from date of grant. The time-based RSUs granted to the Company’s directors vest at the end of the anniversary date of their grant date.

The PSUs grant recipients shares of the Company's common stock if the Company achieves adjusted EBITDA margin goals. The PSUs will vest if the applicable performance goal is met at the corresponding target level. The PSUs will cliff vest on December 31, 2023.

The following table summarizes the changes in the number of outstanding RSUs and PSUs for 2021 (shares in whole numbers and per share values in whole dollars):

	Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at January 1, 2019	—	$—	—
Granted	929,266	—
Outstanding at December 31, 2019	929,266	$10.25	2.6
Granted	553,442	11.12
Vested	(349,756)	—
Forfeited	(24,390)	10.85
Outstanding at December 31, 2020	1,108,562	$10.67	1.8
Granted	246,677	19.65
Vested	(493,787)	—
Forfeited	(100,326)	12.78
Outstanding at December 31, 2021	761,126	$13.23	1.2
Expected to vest at December 31, 2021	673,481	$13.23	1.2

	Performance-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2020	—	$—	—
Granted	674,229	19.19
Change in units based on performance expectations	(13,260)	22.01
Vested	—	—
Forfeited	(108,640)	19.18
Outstanding at December 31, 2021	552,329	$19.12	2.0
Expected to vest at December 31, 2021	488,728	$19.12	2.0

The Company recognized $8 and $5 of compensation expense during the years ended December 31, 2021 and 2020, respectively, for the RSUs and PSUs. Total unrecognized compensation related to unvested RSUs and PSUs as of December 31, 2021 was approximately $14, which is expected to be recognized over a weighted average period of approximately 1.2 and 2.0 years, respectively. The Company's actual tax benefits realized from the tax deductions related to the vesting of RSUs for the years ended December 31, 2021 and 2020 was $3 and less than $1, respectively.

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

As a result of the APi Acquisition, the acceleration clause within the original award agreements was triggered, with immediate vesting of an insignificant number of unvested awards and all the outstanding vested awards requiring cash settlement of the awards for a total of $62, with incremental compensation expense of $35 recorded to selling, general, and administrative expenses in the consolidated statements of operations for the period from January 1, 2019 through September 30, 2019 (Predecessor).

NOTE 18. EARNINGS (LOSS) PER SHARE

Net income is allocated between the Company’s common shares and other participating securities based on their participation rights. The Series A Preferred Stock (See Note 16 – “Shareholders’ Equity”), represents participating securities. Earnings attributable to Series A Preferred Stock is not included in earnings attributable to common shares in calculating earnings per common share (the two-class method). For periods of net loss, there is no impact from the two-class method on earnings (loss) per share (“EPS”) as net loss is allocated to common shares because Series A Preferred Stock shares are not contractually obligated to share the loss.

The following table sets forth the computation of earnings (loss) per common share using the two-class method. The dilutive effect of outstanding Series A Preferred Stock and the Series A Preferred Stock dividend are reflected in diluted EPS using the if-converted method and warrants, options, and restricted and performance shares are reflected using the treasury stock method. For periods of net loss attributable to common shareholders, basic and diluted EPS are the same, as the assumed exercise of Series A Preferred Stock, restricted and performance shares, warrants and stock options are anti-dilutive. (See Note 2 – “Significant Accounting Policies”) (amounts in millions, except share and per share amounts):

	For the Years Ended December 31,
	2021	2020

Net income (loss)	$47	$(153)
Less income attributable to Series A Preferred Stock	(184)	(222)
Net loss attributable to common shareholders	$(137)	$(375)

Basic and diluted weighted average shares outstanding(1)	205,758,208	169,482,340
Loss per common share - basic and diluted	$(0.67)	$(2.21)

(1)
The following items were excluded from the calculation of diluted shares as their inclusion would be anti-dilutive:
a.
For the years ended December 31, 2021 and 2020, 4,000,000 shares of Series A Preferred Stock, which are convertible to the same number of common shares.
b.
For the years ended December 31, 2021 and 2020, 162,500 stock options to purchase the same number of common shares.
c.
For the years ended December 31, 2021 and 2020, 7,539,697 and 12,447,912 common share equivalents, respectively, which represent the dividend that the Series A Preferred Stock holders are entitled to receive. (See additional description in Note 16 - "Shareholders' Equity")
d.
For the year ended December 31, 2021, 761,126 RSUs and 552,329 PSUs. For the year ended December 31, 2020, 1,108,562 RSUs.
e.
For the year ended December 31, 2020, 63,774,398 warrants exercisable to purchase common shares on a 3:1 basis (21,258,133 ordinary share equivalents) for which the exercise price exceeded the average market price.

NOTE 19. SEGMENT INFORMATION

The Company manages its operations under three operating segments which represent the Company’s three reportable segments: Safety Services, Specialty Services, and Industrial Services. This structure is generally focused on various businesses related to contracting services and maintenance of industrial and commercial facilities. All three reportable segments derive their revenue from installation, inspection, maintenance, service and repair, retrofitting and upgrading, engineering and design, distribution, fabrication and various types of other services primarily in the U.S. as well as Canada and Europe.

The Safety Services segment focuses on end-to-end integrated occupancy systems (fire protection services, HVAC and entry systems), including design, installation, inspection and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial and special-hazard settings.

The Specialty Services segment provides a variety of infrastructure services and specialized industrial plant services, which includes maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer and telecommunications infrastructure. This segment's services include engineering and design, fabrication, installation, maintenance service and repair, and retrofitting and upgrading. Customers within this segment vary from private and public utilities, communications, healthcare, education, transportation, manufacturing, industrial plants and governmental agencies throughout the U.S.

The Industrial Services segment provides a variety of services to the energy industry focused on transmission and distribution. This segment's services include pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance.

The accounting policies of the reportable segments are the same as those described in Note 2 – “Significant Accounting Policies”. All intercompany transactions and balances are eliminated in consolidation. Intercompany revenues and costs between entities within a reportable segment are eliminated to arrive at segment totals and eliminations between segments are separately presented. Corporate results include amounts related to corporate functions such as administrative costs, professional fees, acquisition-related transaction costs (exclusive of acquisition integration costs, which are included within the segment results of the acquired businesses), and other discrete items.

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

Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income to EBITDA. The tables below may contain slight summation differences due to rounding:

	For the Year Ended December 31, 2021 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$2,080	$1,653	$277	$(70)	$3,940
EBITDA Reconciliation
Operating income (loss)	$207	$102	$(24)	$(149)	$136
Plus:
Investment income and other, net	6	5	4	(3)	12
Loss on debt extinguishment	—	—	—	(9)	(9)
Depreciation	8	41	20	6	75
Amortization	66	45	12	4	127
EBITDA	$287	$193	$12	$(151)	$341
Total assets	$2,170	$1,053	$246	$1,690	$5,159
Capital expenditures	6	34	14	1	55

	For the Year Ended December 31, 2020 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$1,639	$1,401	$563	$(16)	$3,587
EBITDA Reconciliation
Operating income (loss)	$8	$(22)	$(34)	$(118)	$(166)
Plus:
Investment income and other, net	13	16	1	4	34
Depreciation	6	46	25	4	81
Amortization	113	55	10	4	182
EBITDA	$140	$95	$2	$(106)	$131
Total assets	$2,134	$996	$274	$661	$4,065
Capital expenditures	2	24	10	2	38

	For the Year Ended December 31, 2019 (Successor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$435	$386	$167	$(3)	$985
EBITDA Reconciliation
Operating income (loss)	$34	$19	$(5)	$(209)	$(161)
Plus:
Investment income and other, net	—	5	—	20	25
Depreciation	2	8	5	3	18
Amortization	23	18	9	1	51
EBITDA	$59	$50	$9	$(185)	$(67)
Total assets	$1,770	$1,305	$568	$368	$4,011
Capital expenditures	1	4	6	—	11

	For the Period from January 1, 2019 through September 30, 2019 (Predecessor)
	Safety Services	Specialty Services	Industrial Services	Corporate and Eliminations	Consolidated
Net revenues	$1,342	$1,107	$670	$(12)	$3,107
EBITDA Reconciliation
Operating income (loss)	$161	$60	$—	$(119)	$102
Plus:
Investment income and other, net	1	7	1	2	11
Depreciation	4	28	14	6	52
Amortization	4	16	6	—	26
EBITDA	$170	$111	$21	$(111)	$191
Total assets	$812	$882	$394	$227	$2,315
Capital expenditures	4	27	21	1	53

NOTE 20. SUBSEQUENT EVENTS

On January 3, 2022, the Company completed its previously announced acquisition of the Chubb fire and security business from Carrier Global Corporation for an enterprise value of $3,100. The aggregate consideration paid by the Company consists of approximately $2,900 cash and approximately $200 of assumed liabilities, and other adjustments.

The Company completed the following transactions concurrently with the closing of the Chubb Acquisition on January 3, 2022 to finance a portion of the consideration for the Chubb Acquisition and related fees and expenses:

The issuance of 800,000 shares of the Company's Series B Preferred Stock for an aggregate purchase price of $800.

The Company amended its credit agreement ("2022 Incremental Amendment") and entered into an incremental $1,100 term loan ("2021 Term Loan"), with a maturity date of January 2028. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 1.75% or (2) Stock Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.75%.

The 4.750% Senior Notes were fully and unconditionally guaranteed on a senior unsecured basis by the Company. The $300 aggregate principal amount was released from escrow.

Under the 2022 Incremental Amendment, the Company increased the revolving credit facility capacity by an additional aggregate principal amount of $200 to $500 and extended the maturity date to 2026. The interest rate applicable to the revolving credit facility did not change.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of December 31, 2021 due to the material weaknesses in internal control over financial reporting described below, which were previously disclosed in Item 9A. “Controls and Procedures” of our Form 10-K for the year ended December 31, 2020 and in Item 4. “Controls and Procedures” of our quarterly reports on Form 10-Q for the fiscal quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the material weaknesses described below.

Material Weaknesses in Internal Control

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We have identified control deficiencies as of December 31, 2021 related to an ineffective control environment, ineffective risk assessment, and ineffective information and communication resulting from an insufficient number of trained resources with expertise in implementation and operation of internal control over financial reporting and information technology systems. As a result, the Company had ineffective control activities related to the design and operation of process-level controls and general information technology controls across all financial reporting processes. These control deficiencies constitute material weaknesses in our internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

KPMG LLP, the Company’s independent registered public accounting firm, has audited our consolidated financial statements included in this report, and has also issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, which is included in this report.

Changes in Internal Control Over Financial Reporting

We are executing our remediation plan to remediate the material weaknesses relating to our internal control over financial reporting, as described below. This plan includes a detailed risk and controls assessment, key process walkthroughs and flowchart documentation, training, and execution of determined key controls. Except for the implementation of a new accounting system for certain operating companies to enhance our information technology systems, there were no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Plans

While we have taken steps to improve our internal control over financial reporting and believe we have improved our organizational capabilities from December 31, 2020, certain of these initiatives were implemented in late 2021, partially as the result of delays caused by COVID-19. This means that while certain internal control design improvements were implemented, there was insufficient time to develop and mature our processes and to demonstrate full remediation of monthly and quarterly controls by December 31, 2021.

Management has undertaken various steps to continue remediating such control deficiencies and has seen improved results versus December 31, 2020. Given an effort of this magnitude, management believes that full remediation will most likely extend over the next couple of years. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective. We will monitor the effectiveness of our remediation plans and will make the changes management determines to be appropriate. Steps taken to date by us include the following:

•
developed an Internal Audit team responsible for a detailed work plan to assess and document the adequacy of internal control over financial reporting, continued steps to improve control processes, conducted testing of controls, and implementation of a continuous reporting and improvement process for internal control over financial reporting;
•
implemented a global consolidation and planning system;
•
implemented a new accounting system for certain operating companies;
•
hired additional members to our accounting and finance team with the appropriate qualified experience in financial reporting, consolidations, technical accounting, and application of U.S. GAAP;
•
conducted broad based training over the application of the 2013 Framework for key process owners and control operators;
•
implemented new controls and enhanced procedures and processes in our financial consolidation and reporting processes;
•
designed additional controls over critical processes, including revenue recognition, purchase accounting and financial reporting, and the related information technology systems; and
•
identified and designed controls to address segregation of duties issues.

We plan to continue our efforts to improve, design and implement integrated processes to enhance our internal control over financial reporting, including:

•
providing additional training and education programs for personnel responsible for the performance of newly implemented processes and controls to enhance our control environment;
•
adding additional qualified resources to our accounting and finance teams with appropriate qualified experience to enhance our control environment and risk assessment processes;
•
refining and enhancing certain existing controls and adding new controls to strengthen our risk assessment process; and
•
continue our efforts to improve our financial systems and enhance our information and communication controls.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed no later than 120 days after December 31, 2021 (the "Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item, other that the information regarding our equity plans set forth below required by Item 201(d) of Regulation S-K, will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about the Company's equity compensation plans under which the Company's equity securities are authorized for issuance as of December 31, 2021.

	As of December 31, 2021
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders
2019 Plan (1)	1,313,455	$—		14,851,875
Equity compensation plans not approved by security holders
Director Stock Options (2)	162,500	11.50		—
Total	1,475,955	$1.27	(3)	14,851,875

(1)
Included in the total number of securities in column (a) is 1,313,455 restricted stock units and performance based restricted stock units, which have no exercise price.
(2)
Represents stock options previously issued in connection with its initial public offering to the Company's then non-founder directors.
(3)
The weighted average exercise price of outstanding options, warrants, and rights (excluding restricted stock units and performance based restricted stock units) is $11.50.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements, schedules and exhibits are filed as part of this Form 10-K:

(a)(1) Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 56 through 99.

(a)(2) Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts.

(a)(3) Exhibits including those incorporated by reference – The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-K.

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

2.3#

Stock Purchase Agreement by and between Carrier Global Corporation, Carrier Investments UK Limited, Chubb Limited and APi Group Corporation dated as of July 26, 2021 (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on July 30, 2021).

2.4#*	Amendment to Stock Purchase Agreement by and between Carrier Global Corporation, Carrier Investments UK Limited, Chubb Limited and APi Group Corporation dated as of January 3, 2022.

3.1	Certificate of Incorporation of APi Group Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form S-4 effective May 1, 2020 (File No. 333-237553)).

3.2

Certificate of Designation of 5.5% Series B Perpetual Convertible Preferred Stock, effective as of January 3, 2021 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2022).

3.3

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

4.3

Indenture, dated as of June 22, 2021, by and among APi Group Corporation, the guarantors party thereto and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 22, 2021).

4.4	Form of 4.125% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 22, 2021).

4.5

Indenture, dated as of October 21, 2021, between APi Escrow Corp. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 21, 2021).

4.6

Supplemental Indenture, dated as of January 3, 2022, among APi DE, the Company, the guaranteeing subsidiaries and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on January 3, 2022).

4.7	Form of 4.750% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on October 21, 2021).

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

10.15

Amendment No. 2, dated December 16, 2021, among APi Group DE, Inc., APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders and letter of credit issuers from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 20, 2021).

10.16†	APi Group Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Registration Statement on Form S-8 effective June 3, 2020 (File No. 333-238890)).

10.17†

Offer of Employment between APi Group Corporation and Andrea Fike (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K filed on March 24, 2021 (as amended on November 19, 2021)).

10.18†

Form of Restricted Stock Unit Agreement (Management – Time-Based Vesting) – APi Group Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the registrant’s Quarterly Report on Form 10-Q filed on May 12, 2021).

10.19†

Form of Restricted Stock Unit Agreement (Management – Performance-Based Vesting) – APi Group Corporation 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Quarterly Report on Form 10-Q filed on May 12, 2021).

10.20

Securities Purchase Agreement by and among APi Group Corporation, BTO Juno Holdings L.P. and Blackstone Tactical Opportunities Fund – FD L.P. dated as of July 26, 2021 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 30, 2021).

10.21

Securities Purchase Agreement by and among APi Group Corporation, Viking Global Equities Master Ltd. and Viking Global Equities II LP dated as of July 26, 2021 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 30, 2021).

10.22

Registration Rights Agreement, dated January 3, 2022, by and among APi Group Corporation, Juno Lower Holdings L.P. and FD Juno Holdings L.P. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on January 3, 2022).

10.23

Registration Rights Agreement, dated January 3, 2022, by and among APi Group Corporation, Viking Global Equities Master Ltd. and Viking Global Equities II LP (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on January 3, 2022).

10.24

Purchase Agreement, dated June 15, 2021, by and among APi Group DE, Inc., APi Group Corporation, the guarantors party thereto and Citigroup Global Markets Inc., as representative of the initial purchasers, for 4.125% Senior Notes due 2029 (incorporated by reference to Exhibit 10.20 to the registrant’s Quarterly Report on Form 10-Q filed on August 11, 2021).

10.25†

Separation Agreement, dated September 7, 2021, by and between APi Group Corporation and Thomas A. Lydon (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 8, 2021).

10.26†

Employment Agreement, dated September 1, 2021, by and between APi Group Corporation and Kevin Krumm (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on September 8, 2021).

10.27

Purchase Agreement, dated October 6, 2021, by and among APi Escrow Corp., and Citigroup Global Markets Inc. and Barclays Capital Inc., as representatives of the initial purchasers, for 4.750% Senior Notes due 2029 (incorporated by reference to Exhibit 10.21 to the registrant’s Quarterly Report on Form 10-Q filed on November 10, 2021).

10.28†

APi Group, Inc. Profit Sharing & 401(k) Plan, as amended (incorporated by reference to Exhibits 10.1 and 10.2 to the registrant’s Registration Statement on Form S-8 effective March 25, 2021 (File No. 333-254675)).

21.1*	List of subsidiaries of the registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification by Russell Becker, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Kevin Krumm, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Russell Becker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Kevin Krumm, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

# The schedules to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a copy of any schedule omitted from the agreements to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

APi Group Corporation

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at beginning of period	Credit loss expense	Write-offs	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2021	$4	$1	$(2)	$3
Year ended December 31, 2020	—	4	—	4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APi Group Corporation

Date: March 1, 2022	By:	/s/ Russell A. Becker
Russell A. Becker
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Russell A. Becker	President and Chief Executive Officer (principal executive officer)	March 1, 2022
Russell A. Becker
/s/ Kevin S. Krumm	Chief Financial Officer (principal financial officer)	March 1, 2022
Kevin S. Krumm
/s/ Sir Martin E. Franklin	Co-Chairman of the Board	March 1, 2022
Sir Martin E. Franklin
/s/ James E. Lillie	Co-Chairman of the Board	March 1, 2022
James E. Lillie
/s/ Ian G. H. Ashken	Director	March 1, 2022
Ian G. H. Ashken
/s/ David S. Blitzer	Director	March 1, 2022
David S. Blitzer
/s/ Anthony E. Malkin	Director	March 1, 2022
Anthony E. Malkin
/s/ Thomas V. Milroy	Director	March 1, 2022
Thomas V. Milroy
/s/ Cyrus D. Walker	Director	March 1, 2022
Cyrus D. Walker
/s/ Carrie A. Wheeler	Director	March 1, 2022
Carrie A. Wheeler