Form 10-Q
period 2022-03-31
APi Group Corp
filed 2022-05-04
CIK 1796209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 233,188,612 shares of common stock as of April 27, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APi Group Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share data)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$315	$1,188
Restricted cash	3	302
Accounts receivable, net of allowances of $3 at March 31, 2022 and December 31, 2021	1,184	767
Inventories	142	69
Contract assets	452	217
Prepaid expenses and other current assets	131	83
Total current assets	2,227	2,626
Property and equipment, net	384	326
Operating lease right of use assets	244	101
Goodwill	2,310	1,106
Intangible assets, net	2,182	882
Deferred tax assets	70	73
Pension and post-retirement assets	653	—
Other assets	72	45
Total assets	$8,142	$5,159

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$2	$1
Accounts payable	391	236
Contingent consideration and compensation liabilities	23	22
Accrued salaries and wages	251	209
Contract liabilities	422	243
Operating and finance leases	64	27
Other accrued liabilities	214	129
Total current liabilities	1,367	867
Long-term debt, less current portion	2,812	1,766
Pension and post-retirement obligations	73	—
Contingent consideration and compensation liabilities	11	10
Operating and finance leases	189	79
Deferred tax liabilities	489	43
Other noncurrent liabilities	126	71
Total liabilities	5,067	2,836

Commitments and contingencies (Note 16)

5.5% Series B Redeemable Convertible Preferred Stock, $0.0001 par value, 800,000 authorized shares, 800,000 shares and 0 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $840	797	—

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value, 7,000,000 authorized shares, 4,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value, 500,000,000 authorized shares, 233,188,612 shares and 224,625,193 shares issued at March 31, 2022 and December 31, 2021, respectively (excluding 7,539,697 shares declared for stock dividend at December 31, 2021)	—	—
Additional paid-in capital	2,583	2,560
Accumulated deficit	(255)	(237)
Accumulated other comprehensive income (loss)	(50)	—
Total shareholders’ equity	2,278	2,323
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$8,142	$5,159

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	For the Three Months Ended March 31,
	2022	2021
Net revenues	$1,471	$803
Cost of revenues	1,095	622
Gross profit	376	181
Selling, general, and administrative expenses	383	183
Operating income (loss)	(7)	(2)
Interest expense, net	27	15
Non-service pension benefit	(11)	—
Investment income and other, net	—	(3)
Other expense, net	16	12
Income (loss) before income taxes	(23)	(14)
Income tax provision (benefit)	(16)	(6)
Net income (loss)	$(7)	$(8)
Net income (loss) attributable to common shareholders:
Stock dividend on Series B Preferred Stock	(11)	—
Net income (loss) attributable to common shareholders	$(18)	$(8)

Net income (loss) per common share:
Basic	$(0.08)	$(0.04)
Diluted	$(0.08)	$(0.04)
Weighted average shares outstanding:
Basic	232	192
Diluted	232	192

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(7)	$(8)
Other comprehensive income (loss):
Fair value change - derivatives, net of tax (expense) of ($3) and $0, respectively	9	(1)
Foreign currency translation adjustment	(59)	(4)
Comprehensive income (loss)	$(57)	$(13)

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	4,000,000	$—	224,625,193	$—	$2,560	$(237)	$—	$2,323
Net income (loss)	—	—	—	—	—	(7)	—	(7)
Fair value change - derivatives	—	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	—	(59)	(59)
Series A Preferred Stock dividend	—	—	7,539,697	—	—	—	—	—
Series B Preferred Stock dividend	—	—	519,469	—	11	(11)	—	—
Share repurchases	—	—	(531,431)	—	(11)	—	—	(11)
Profit sharing plan contributions	—	—	622,655	—	15	—	—	15
Share-based compensation and other, net	—	—	413,029	—	8	—	—	8
Balance, March 31, 2022	4,000,000	$—	233,188,612	$—	$2,583	$(255)	$(50)	$2,278

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2020	4,000,000	$—	168,052,024	$—	$1,856	$(284)	$(14)	$1,558
Net income (loss)	—	—	—	—	—	(8)	—	(8)
Fair value change - derivatives	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	(4)
Series A Preferred Stock dividend			12,447,912		—		—	—
Warrants exercised	—	—	19,994,203	—	230	—	—	230
Profit sharing plan contributions			630,109		13		—	13
Share-based compensation and other, net	—	—	157,979	—	3	—	—	3
Balance, March 31, 2021	4,000,000	$—	201,282,227	$—	$2,102	$(292)	$(19)	$1,791

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(7)	$(8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19	19
Amortization	57	31
Deferred taxes	(10)	—
Share-based compensation expense	3	3
Profit-sharing expense	3	3
Non-cash lease expense	16	8
Non-service pension benefit	(11)	—
Other, net	5	2
Changes in operating assets and liabilities, net of effects of business acquisitions:
Accounts receivable	60	44
Contract assets	(55)	(11)
Inventories	(9)	(2)
Prepaid expenses and other current assets	(31)	5
Pension contribution	(27)	—
Accounts payable	(32)	17
Accrued liabilities and income taxes payable	(96)	(71)
Contract liabilities	20	2
Other assets and liabilities	(23)	(10)
Net cash (used in) provided by operating activities	(118)	32
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,875)	(7)
Purchases of property and equipment	(12)	(18)
Proceeds from sales of property, equipment, held for sale assets, and businesses	3	2
Net cash used in investing activities	(2,884)	(23)
Cash flows from financing activities:
Proceeds from long-term borrowings	1,101	—
Payments on long-term borrowings	(30)	(6)
Deferred financing costs paid	(25)	—
Repurchases of Common Stock	(11)	—
Proceeds from equity issuances	797	230
Restricted shares tendered for taxes	(1)	(1)
Net cash provided by financing activities	1,831	223
Effect of foreign currency exchange rate change on cash and cash equivalents	(2)	1
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,173)	233
Cash, cash equivalents, and restricted cash, beginning of period	1,491	515
Cash, cash equivalents, and restricted cash, end of period	$318	$748
Supplemental cash flow disclosures:
Cash paid for interest	$24	$12
Cash paid for income taxes, net of refunds	8	2
Shares of Common Stock issued to profit sharing plan	15	13

See notes to condensed consolidated financial statements.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

NOTE 1. NATURE OF BUSINESS

APi Group Corporation (the “Company” or “APG”) is a global, market-leading business services provider of safety and specialty services in over 500 locations in approximately 20 countries.

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements (the “Interim Statements”) include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These Interim Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheets as of December 31, 2021 were derived from audited financial statements for the year then ended but do not include all of the information and footnotes required by U.S. GAAP with respect to annual financial statements. In the opinion of management, the Interim Statements include all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the dates and periods presented. It is recommended that these Interim Statements be read in conjunction with the Company’s audited annual consolidated financial statements and accompanying footnotes thereto for the year ended December 31, 2021. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Resegmentation

The Company has combined the leadership responsibility and full accountability for the Industrial Services and Specialty Services operating segments. As a result, beginning with the three months ended March 31, 2022, the information for the Industrial Services segment is combined with the Specialty Services segment and the Company presents financial information for the Safety Services and Specialty Services segments, the two operating segments and also the reportable segments. The Company's chief operating decision maker regularly reviews financial information to allocate resources and assess performance utilizing these reorganized segments.

Certain prior year amounts have been recast to conform to the current year presentation. Throughout these Interim Statements, unless otherwise indicated, amounts and activity reflect reclassifications related to the Company's resegmentation, as described in Note 20 - "Segment Information."

Cash, cash equivalents, and restricted cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Restricted cash is reported as current restricted cash and other assets in the condensed consolidated balance sheets. Restricted cash reflects collateral against certain bank guarantees and amounts held in escrow as described in Note 11 - "Debt".

Investments

The Company holds investments in joint ventures which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company’s share of earnings from the joint ventures was less than $1 and $1 during the three months ended March 31, 2022 and 2021, respectively. The earnings are recorded within investment income and other, net in the condensed consolidated statements of operations. The investment balances were $3 and $4 as of March 31, 2022 and December 31, 2021, respectively, and are recorded within other assets in the condensed consolidated balance sheets.

Pension and post-retirement obligations

The Company's accounting policies related to pension and post-retirement obligations are disclosed in Note 14 - "Pension".

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

See the recent accounting pronouncements discussion below for information pertaining to the effects of recently adopted and other recent accounting pronouncements as updated from the discussion in the Company’s 2021 audited consolidated financial statements included in the Company’s Form 10-K filed on March 1, 2022.

Accounting standards issued and adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from the London Interbank Offering Rate ("LIBOR") to alternative reference rates, such as the Secured Overnight Financing Rate, that are completed by December 31, 2022. The Company adopted this standard on January 1, 2022, and it did not have an impact on the consolidated financial statements. The Company will continue to use the one-month LIBOR until it is it is phased out on June 30, 2023 and does not expect the transition from LIBOR to alternative reference interest rates to have a significant impact to operating results, financial position or cash flows, but will continue to monitor the impact of this transition until it is completed.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share (EPS) calculations as a result of these changes. The Company adopted this ASU on January 1, 2022 and it did not have a material impact on its consolidated financial statements.

NOTE 4. BUSINESS COMBINATIONS

The Company continually evaluates potential acquisitions that strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. Acquisitions are accounted for as business combinations using the acquisition method of accounting. As such, the Company makes a preliminary allocation of the purchase price to the tangible assets and identifiable intangible assets acquired and liabilities assumed. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Purchase price is allocated to acquired assets and liabilities assumed based upon their estimated fair values, with limited exceptions as permitted pursuant to U.S. GAAP, as determined based on estimates and assumptions deemed reasonable by the Company. The Company engages third-party valuation specialists to assist with preparation of critical assumptions and calculations of the fair value of acquired intangible assets in connection with significant acquisitions. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Goodwill is attributable to the workforce of the acquired businesses, the complementary strategic fit and resulting synergies these businesses bring to existing operations, and the opportunities in new markets expected to be achieved from the expanded platform.

2022 Chubb Acquisition

On January 3, 2022, the Company completed its acquisition of the Chubb fire and security business (the "Chubb Acquisition"). The Chubb fire and security business (the "Chubb business") is a globally recognized fire safety and security services provider, offering customers complete and reliable services from design and installation to monitoring and on-going maintenance and recurring services. The Chubb business is headquartered in England, and has significant operations in 17 countries including Australia, France, and the Netherlands, expanding the Company's geographic footprint to a total of 20 countries. The results of the Chubb business are reported within the Company's Safety Services segment.

The aggregate consideration paid by the Company for the stock purchase of the Chubb business was funded through a combination of cash on hand and net proceeds from the private placement of Series B Preferred Stock (as defined in Note 15 - "Related-Party Transactions"), the offering of the 4.750% Senior Notes, and the 2021 Term Loan (both defined in Note 11 - "Debt").

During the three months ended March 31, 2022, the Company incurred transaction costs of $24, which were expensed and included as a component of selling general and administrative expense in the condensed consolidated statements of operations.

The Chubb Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values, with the exception of the following: (1) pre-acquisition contingencies which are recognized and measured in accordance with ASC 450, Contingencies (“ASC 450”) if fair value cannot be determined; (2) deferred income tax assets acquired and liabilities assumed are recognized and measured in accordance with ASC 740, Income Taxes; (3) pensions and other post-retirement benefits other than pensions are recognized and measured in accordance with ASC 715, Compensation – Retirement Benefits; (4) contract assets and liabilities are measured and recognized in accordance with ASC 606, Revenue from Contracts with Customers; and (5) certain lease related assets and liabilities which are measured and recognized in accordance with ASC 842, Leases.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the Chubb Acquisition:

Cash paid at closing	$2,935
Other estimated adjustments	(36)
Total consideration	$2,899

Cash	$60
Accounts receivable	444
Inventories	67
Contract assets	183
Other current assets	20
Property and equipment	63
Operating lease right of use assets	155
Pension and post-retirement assets	626
Other noncurrent assets	15
Intangibles	1,385
Goodwill	1,225
Accounts payable	(191)
Contract liabilities	(162)
Accrued expenses	(228)
Finance and operating lease liabilities	(157)
Pension and post-retirement obligations	(75)
Deferred tax liabilities	(465)
Other noncurrent liabilities	(66)
Net assets acquired	$2,899

Since the Chubb Acquisition occurred during the three months ended March 31, 2022, the Company has not finalized its accounting for any areas of purchase price allocation related to the Chubb Acquisition. The Company anticipates it will finalize its accounting for the Chubb Acquisition during the fourth quarter of 2022. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Company has assigned the provisional goodwill of $1,225 to its Safety Services reportable segment (see Note 6 - "Goodwill and Intangibles"). Based on U.S. income tax principles related to acquisitions of non-U.S. entities, the Company does not expect any of the provisional amount of goodwill to be deductible for U.S. income tax purposes.

Based on internal assessments as well as discussions with the Chubb business’s management, the Company has identified the following significant intangible assets: tradenames and trademarks, customer relationships, and contractual backlog. The following table summarizes the preliminary fair value of the identifiable intangible assets:

Customer relationships	$825
Tradenames	550
Contractual backlog	10
Total intangibles	$1,385

The estimated useful lives over which the intangible assets will be amortized are as follows: customer relationships (15 years), tradenames and trademarks (15 years), and contractual backlog (1 year).

As of the effective time of the Chubb Acquisition, identifiable intangible assets are required to be measured at fair value, and these assets could include assets that are not intended to be used or sold or that are intended to be used in a manner other than their highest and best use. With respect to the intangible assets associated with the Chubb Acquisition, the Chubb business owns the rights to a number of trade names and trademarks. For purposes of these condensed consolidated financial statements, the fair value and weighted-average useful lives of these intangible assets have been estimated using variations of the income approach. Significant inputs used to value these intangible assets include projections of future cash flows, long-term growth rates, customer attrition rates, discount rates, royalty rates, and applicable income tax rates.

The results of operations for the Chubb business are included in the consolidated financial statements of the Company from the date of acquisition.

Pro forma consolidated financial information

The following pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2021 as if the Chubb Acquisition and related financing had occurred as of January 1, 2021, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of the Chubb business and are not necessarily indicative of what the Company’s operating results would have been had the Chubb Acquisition and related financing taken place on January 1, 2021.

Three Months Ended March 31, 2021
Net revenues	$1,351
Net income (loss)	(41)

Pro forma financial information is presented as if the operations of Chubb had been included in the consolidated results of the Company since January 1, 2021, and gives effect to transactions that are directly attributable to the Chubb Acquisition and related financing. Adjustments, net of related tax impacts, include: additional depreciation and amortization expense related to the fair value of acquired property and equipment and intangible assets as if such assets were acquired on January 1, 2021; costs related to the fair value step-up of acquired inventory; interest expense under the Company’s 2021 Term Loan and 4.750% Senior Notes (both defined in Note 11 - "Debt") as if the amounts borrowed to partially finance the purchase price were borrowed on January 1, 2021.

Total cumulative transaction costs of $43, which were expensed and have been included as a component of selling, general, and administrative expenses, were reflected as if the transaction occurred as of January 1, 2021.

2021 Acquisitions

The Company completed the acquisitions of Premier Fire & Security, Inc. ("Premier Fire") in July 2021, and Northern Air Corporation ("NAC") in November 2021, both included in the Safety Services segment, as well as several other individually immaterial acquisitions. Total purchase consideration for all of the completed acquisitions of $111 consisted of cash paid at closing of $93, gross cash acquired of $7, and accrued consideration of $18. The results of operations of these acquisitions are included in the Company’s condensed consolidated statements of operations from their respective dates of acquisition.

The Company has not finalized its accounting for the Premier Fire and NAC acquisitions. The areas of the purchase price allocation that are not yet finalized for the material 2021 acquisitions include the valuation of intangible assets and income tax related matters. During the three months ended March 31, 2022, the Company recorded a measurement period adjustment, primarily related to a reclassification between intangible assets and goodwill for the NAC acquisition. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. Based on preliminary estimates, the total amount of goodwill from the 2021 acquisitions expected to be deductible for tax purposes is $46. See Note 6 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

	Premier Fire	NAC	Other 2021 Acquisitions
Cash paid at closing	$32	$36	$25
Accrued consideration	7	4	7
Total consideration	$39	$40	$32

Cash	$3	$2	$2
Current assets	10	22	6
Property and equipment	1	2	2
Intangible assets, net	14	14	7
Goodwill	17	12	18
Current liabilities	(6)	(12)	(3)
Net assets acquired	$39	$40	$32

Net revenues and operating income from the Company's material acquisitions over the previous 12 months was $543 and $10, respectively, for the three months ended March 31, 2022.

Accrued consideration

The Company’s acquisition purchase agreements typically include deferred payment provisions, often to sellers who become employees of the Company or its subsidiaries. The provisions are made up of three general types of arrangements, contingent compensation and contingent consideration (both of which are contingent on the future performance of the acquired entity) and deferred payments related to indemnities. Contingent compensation arrangements are typically contingent on the former owner’s future employment with the Company, and the related amounts are recognized over the required employment period, which is typically three to five years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition and are paid over a three to five year period. The liability for deferred payments is recognized at the date of acquisition based on the Company’s best estimate and is typically payable over a twelve to twenty-four month period. Deferred payments are not contingent on any future performance or employment obligations and can be offset for working capital true-ups, and representations and warranty items.

The total contingent compensation arrangement liability was $15 and $12 at March 31, 2022 and December 31, 2021, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $22 and $57, inclusive of the $15 and $12, accrued as of March 31, 2022 and December 31, 2021, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.

The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 7 - "Fair Value of Financial Instruments."

The total liability for deferred payments was $14 and $15 at March 31, 2022 and December 31, 2021, respectively, and are included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented.

NOTE 5. NET REVENUES

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when or as control of promised goods and services is transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. Net revenues are primarily recognized by the Company over time utilizing the cost-to-cost measure of progress. Net revenues recognized at a point in time primarily relate to distribution contracts and short-term time and materials contracts.

Contracts with customers

The Company derives net revenues primarily from contracts with a duration of less than one week to three years (with the majority of contracts with durations of less than six months) which are subject to multiple pricing options, including fixed price, unit price, time and material, or cost plus a markup. The Company also enters into fixed price service contracts related to monitoring, maintenance, and inspection of safety systems. The Company may utilize subcontractors in the fulfillment of its performance obligations. When doing so, the Company is considered the principal in these transactions and revenues are recognized on a gross basis.

Net revenues for fixed price agreements are generally recognized over time using the cost-to-cost method of accounting, which measures progress based on the cost incurred relative to total expected cost in satisfying its performance obligation. The cost-to-cost method is used as it best depicts the continuous transfer of control of goods or services to the customer. Costs incurred include direct materials, labor and subcontract costs, and indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. These contract costs are included in the results of operations under cost of revenues. Labor and subcontractor labor costs are considered to be incurred and recognized as the work is performed.

Net revenues from time and material contracts are generally recognized as the services are provided and is equal to the sum of the contract costs incurred plus an agreed upon markup. Net revenues earned from distribution contracts are recognized upon shipment or performance of the service.

The cost estimation process for recognizing net revenues over time under the cost-to-cost method is based on the professional knowledge and experience of the Company’s project managers, engineers, and finance professionals. Management reviews estimates of total contract transaction price and total project costs on an ongoing basis. Changes in job performance, job conditions, and management’s assessment of expected variable consideration are factors that influence estimates of the total contract transaction price, total costs to complete those contracts, and the Company’s profit recognition. Changes in these factors could result in cumulative revisions to net revenues in the period in which the revisions are determined, which could materially affect the Company’s consolidated results of operations for that period. Provisions for estimated losses on uncompleted contracts are recorded in the period in which such estimated losses are determined.

The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. The following table provides disclosure of disaggregated net revenues by segment for the three months ended March 31, 2022 and 2021. Prior period balances in this table have been recast to reflect current period presentation, as described in Note 2 - "Basis of Presentation and Significant Accounting Policies." Disaggregated net revenues information is as follows:

	Three Months Ended March 31, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$951	$—	$—	$951
Mechanical	123	—	—	123
Infrastructure / Utility	—	142	—	142
Fabrication	—	54	—	54
Specialty Contracting	—	216	—	216
Corporate and Eliminations	—	—	(15)	(15)
Net revenues	$1,074	$412	$(15)	$1,471

	Three Months Ended March 31, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$368	$—	$—	$368
Mechanical	98	—	—	98
Infrastructure / Utility	—	165	—	165
Fabrication	—	81	—	81
Specialty Contracting	—	98	—	98
Corporate and Eliminations	—	—	(7)	(7)
Net revenues	$466	$344	$(7)	$803

	Three Months Ended March 31, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$474	$409	$(15)	$868
France	148	—	—	148
Other	452	3	—	455
Net revenues	$1,074	$412	$(15)	$1,471

	Three Months Ended March 31, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$383	$340	$(7)	$716
France	—	—	—	—
Other	83	4	—	87
Net revenues	$466	$344	$(7)	$803

The Company’s contracts with its customers generally require significant services to integrate complex activities and equipment into a single deliverable and are, therefore, generally accounted for as a single performance obligation to provide a single contracted service for the duration of the project. For contracts with multiple performance obligations, the transaction price of a contract is allocated to each performance obligation and recognized as net revenues when or as the performance obligation is satisfied using the estimated stand-alone selling price of each distinct good or service. The stand-alone selling price is estimated using the expected cost plus a margin approach for each performance obligation. The Company utilizes the practical expedient under ASC 606 and does not disclose unsatisfied performance obligations for service contracts as these contracts generally have an original duration of less than one year. For those in-process contracts with an original duration exceeding one year, the aggregate amount of transaction price allocated to the performance obligations unsatisfied at March 31, 2022 was $715. The Company expects to recognize revenue on approximately 75% of the remaining performance obligations over the next 12 months.

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

Changes in the estimates of transaction prices are recognized in net revenues on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates may also result in the reversal of previously recognized net revenues if the ultimate outcome differs from the Company’s previous estimate. For the three months ended March 31, 2022 and 2021, there were no significant reversals of net revenues recognized associated with the revision of transaction prices. The Company typically does not incur any returns, refunds or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of performance.

Contract assets and liabilities

The Company typically invoices customers with payment terms of net due in 30 days. It is also common for contracts in the Company’s industries to specify a general contractor is not required to submit payments to a subcontractor until it has received those funds from the owner or funding source. In most instances, the Company receives payment of invoices between 30 to 90 days from the date of the invoice.

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from the Company’s projects when revenues are recognized under the cost-to-cost measure of progress and exceed the amounts invoiced to the Company’s customers, as the amounts cannot be billed under the terms of the Company’s contracts. In addition, many of the Company’s time and material arrangements are billed in arrears pursuant to contract terms, resulting in contract assets being recorded as net revenues are recognized in advance of billings.

The Company utilizes the practical expedient under ASC 606 and does not adjust for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of performance for the Company’s services. As of March 31, 2022, none of the Company’s contracts contained a significant financing component. Contract liabilities from the Company’s contracts arise when amounts invoiced to the Company’s customers exceed net revenues recognized under the cost-to-cost measure of progress. Contract liabilities also include advance payments from the Company’s customers on certain contracts. Contract liabilities decrease as the Company recognizes net revenues from the satisfaction of the related performance obligation. Contract assets and contract liabilities are classified as current in the condensed consolidated balance sheets as all amounts are expected to be relieved within one year.

The balances of accounts receivable, net of allowances, contract assets and contract liabilities from contracts with customers as of March 31, 2022 and December 31, 2021 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance as of March 31, 2022	$1,184	$452	$422
Balance as of December 31, 2021	767	217	243

The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At March 31, 2022 and December 31, 2021, retentions receivable were $120 and $117, respectively, while the portions that may not be received within one year were $21 and $25, respectively. There were no other significant changes due to business acquisitions or significant changes in estimates of contract progress or transaction price. There were no significant impairments of contract assets recognized during the period.

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

NOTE 6. GOODWILL AND INTANGIBLES

Goodwill

The following table provides disclosure of goodwill by segment as of March 31, 2022 and December 31, 2021. Prior period balances in this table have been recast to reflect current period presentation, as described in Note 2 - "Basis of Presentation and Significant Accounting Policies," The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2022 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2021	$925	$181	$1,106
Acquisitions	1,225	—	1,225
Measurement period adjustments and other (1)	(21)	—	(21)
Goodwill as of March 31, 2022	$2,129	$181	$2,310

(1)
Measurement period adjustments and other includes fluctuations due to foreign currency translation and purchase accounting adjustments recorded during the three months ended March 31, 2022 related to a reclassification between intangible assets and goodwill (see Note 4 - "Business Combinations").

Intangibles

The Company’s identifiable intangible assets are comprised of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.7	$111	$(101)	$10
Customer relationships	11.8	1,667	(261)	1,406
Trade names	14.0	820	(54)	766
Total		$2,598	$(416)	$2,182

	December 31, 2021
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.8	$101	$(97)	$4
Customer relationships	6.4	859	(221)	638
Trade names	12.7	280	(40)	240
Total		$1,240	$(358)	$882

Amortization expense recognized on identifiable intangible assets are as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$3	$1
Selling, general, and administrative expenses	54	30
Total intangible asset amortization expense	$57	$31

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

Recurring fair value measurements

The Company’s financial assets and liabilities (adjusted to fair value at least quarterly) are derivative instruments, which are primarily included in other noncurrent liabilities, and contingent consideration, which is primarily included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets.

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of March 31, 2022 and December 31, 2021:

	Fair Value Measurements at March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets:
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$16	$—	$16
Cash flow hedges - cross currency swaps	—	8	—	8
Net investment hedges	—	15	—	15
Fair value hedges	—	1	—	1
Derivatives not designated as hedge instruments
Foreign currency contracts	—	—	—	—
Total	$—	$40	$—	$40

Financial Liabilities:
Derivatives designated as hedge instruments
Fair value hedges	$—	$(11)	$—	$(11)
Derivatives not designated as hedge instruments
Foreign currency contracts	—	—	—	—
Contingent consideration obligations	—	—	(4)	(4)
Total	$—	$(11)	$(4)	$(15)

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Derivatives designated as hedge instruments
Cash flow hedges - cross currency swaps	$—	$6	$—	$6
Net investment hedges	—	12	—	12
Total	$—	$18	$—	$18

Financial Liabilities:
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$(11)	$—	$(11)
Derivatives not designated as hedge instruments
Foreign currency contracts	—	—	—	—
Contingent consideration obligations	—	—	(4)	(4)
Total	$—	$(11)	$(4)	$(15)

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

The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Three Months Ended March 31, 2022
Balance as of December 31, 2021	$4
Issuances	—
Settlements	—
Adjustments to fair value	—
Balance as of March 31, 2022	$4
Number of open contingent consideration arrangements at the end of period	2
Maximum potential payout at end of period	$3

At March 31, 2022, the remaining open contingent consideration arrangements are set to expire at various dates through 2023. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three months ended March 31, 2022.

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

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.750% Senior Notes	$300	$283	$300	$305
4.125% Senior Notes	350	322	350	348

NOTE 8. DERIVATIVES

The Company uses foreign currency forward contracts, cross currency swaps, and interest rate swap agreements to manage risks associated with foreign currency exchange rates, interest rates, and net investments in foreign operations. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records derivatives as assets and liabilities on the condensed consolidated balance sheets at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the condensed consolidated statements of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued.

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

Cash flow hedges

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Cross currency swaps

The Company enters into cross currency exchange contracts utilized to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from accumulated other comprehensive income ("AOCI")) to earnings in the period during which the hedged transactions affect earnings. The Company periodically assesses whether its currency exchange contracts are effective, and when a contract is determined to be no longer effective as a hedge, the Company discontinues hedge accounting prospectively.

During 2021, the Company entered into two cross-currency swaps designated as cash flow hedges with gross notional U.S. dollar equivalent amounts of $26 and $94 with maturity dates of September 2027 and 2030, respectively. The total fair value of the cross-currency hedges was an asset of $8 and $6 as of March 31, 2022 and December 31, 2021, respectively. The Company recognized income of $3 in investment income and other, net, during both the three months ended March 31, 2022 and 2021.

Interest rate swaps

The Company manages its fixed and floating rate debt mix using interest rate swaps. Interest rate swap contracts are used by the Company to separate interest rate risk management from the debt funding decision. The cash paid and received from the settlement of interest rate swaps is included in interest expense in the condensed consolidated statements of operations. The Company elected a method that does not require continuous evaluation of hedge effectiveness.

At March 31, 2022, the Company had a 5-year $720 notional amount interest rate swap with a maturity date of October 2024 which effectively provides a fixed LIBOR of 1.62%. This interest rate swap is designated as a cash flow hedge of the interest rate risk attributable to the Company’s forecasted variable interest payments.

Variations in the liability balance are primarily driven by changes in the applicable forward yield curves related to LIBOR. The fair value of interest rate swaps designated as a hedging instruments was an asset of $16 and a liability of $11 as of March 31, 2022 and December 31, 2021, respectively.

Net investment hedges

The Company has net investments in foreign subsidiaries subject to changes in foreign currency exchange rates. During 2021, the Company entered into a $230 notional foreign currency swap designated as a net investment hedge for a portion of the Company’s net investments in Euro-denominated subsidiaries. Gains and losses resulting from a change in fair value of the net investment hedge are offset by gains and losses on the underlying foreign currency exposure and are included in AOCI in the condensed consolidated balance sheets.

During 2021, the Company amended the critical terms of the foreign currency swap by extending the maturity date and modifying the U.S. dollar and Euro coupons. The amended swap was redesignated as a net investment hedge as a result of the amendment, recorded at fair value with changes recorded in AOCI, and the initial net investment hedge was dedesignated. The amended net investment hedge reduces the Company’s interest expense by approximately $3 annually and reduces its overall effective interest rate by approximately 24 basis points, and will mature in July 2029. The fair value of the amended net investment hedge was an asset of $15 and $12 as of March 31, 2022 and December 31, 2021, respectively.

The fair value previously recognized in AOCI related to interest rate movements of the dedesignated swap is being amortized to interest expense on a straight-line basis through the third quarter 2029. The amount amortized from AOCI into interest expense during the three months ended March 31, 2022 and 2021, was less than $1 and $0, respectively. As of March 31, 2022 and December 31, 2021, approximately $4 and $5 of unrealized pre-tax gains remained in AOCI, respectively.

Fair value hedges

The Company has certain intercompany loans subject to changes in foreign currency exchange rates. To hedge these exposures, the Company entered into three cross currency swaps each with maturity dates of January 2027. These contracts are designated as fair value hedges with gross notional U.S. dollar equivalents of $271, $209, and $241 in GBP, EUR, and CAD, respectively. The Company measures the effectiveness of fair value hedges of anticipated transactions on a spot-to-spot basis. Accordingly, the spot-to-spot change in the derivative fair values are recorded in the condensed consolidated statements of operations and perfectly offset the spot-to-spot change in the underlying intercompany loans, and as such, these hedges are deemed highly effective. The excluded component of the fair values of these derivatives is reported in AOCI within shareholders’ equity in the condensed consolidated balance sheets. Any cash flows associated with these instruments are included in operating activities in the condensed consolidated statements of cash flows.

The fair value of these hedges was a liability of $11 and an asset of $1 as of March 31, 2022, and are included in other noncurrent liabilities and other assets, respectively. The Company recognized income of $6 in investment income and other, net, during the three months ended March 31, 2022 related to the fair value hedges.

Foreign currency contracts

The Company used foreign currency contracts, primarily forward foreign currency contracts, to mitigate the foreign currency exposure of certain foreign currency transactions. Fair market value gains or losses on foreign currency contracts not designated as hedging instruments were included in the results of operations and are classified in investment income and other, net in the condensed consolidated statements of operations.

Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements generally do not call for collateral and no cash collateral had been received or pledged related to the underlying derivatives.

The Company recognized income of $1 in investment income and other, net, during both the three months ended March 31, 2022 and 2021, respectively, related to derivatives not designated as hedging instruments.

As of March 31, 2022 and December 31, 2021, foreign currency contracts carried both a liability and asset balance of less than $1.

NOTE 9. PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of March 31, 2022 and December 31, 2021 are as follows:

	Estimated Useful Lives (In Years)	March 31, 2022	December 31, 2021
Land	N/A	$33	$26
Building	39	91	77
Machinery and equipment	1-20	262	228
Autos and trucks	4-10	112	106
Office equipment	3-7	31	26
Leasehold improvements	1-15	25	18
Total cost		554	481
Accumulated depreciation		(170)	(155)
Property and equipment, net		$384	$326

Depreciation expense related to property and equipment, including finance leases, was $19 during both the three months ended March 31, 2022 and 2021. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the condensed consolidated statements of operations.

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

See the table below for information pertaining to the effects of recently acquired leases as updated from the discussion in the Company’s 2021 audited consolidated financial statements included in the Company’s Form 10-K filed on March 1, 2022. There were no other material impacts to the lease disclosures contained in the Company's Form 10-K.

The future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2022 is as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2022	$51	$3	$54
2023	59	3	62
2024	43	2	45
2025	31	2	33
2026	20	—	20
2027	16	—	16
Thereafter	49	—	49
Total lease payments	269	10	279
Less imputed interest	26	—	26
Total present value of lease liabilities	$243	$10	$253
Operating and finance leases - current	$61	$3	$64
Operating and finance leases - non-current	182	7	189
Total present value of lease liabilities	$243	$10	$253

Supplemental condensed consolidated balance sheets information related to leases is as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	6.1 years	6.0 years
Finance leases	3.5 years	2.8 years

Weighted-average discount rate:
Operating leases	3.0%	3.4%
Finance leases	2.4%	2.3%

NOTE 11. DEBT

Debt obligations consist of the following:

	Maturity Date	March 31, 2022	December 31, 2021
Term Loan Facility
2019 Term Loan	October 1, 2026	$1,127	$1,140
Revolving Credit Facility	October 1, 2026	—	—
2021 Term Loan	January 3, 2028	1,085	—
Senior Notes
4.125% Senior Notes	July 15, 2029	350	350
4.750% Senior Notes	October 15, 2029	300	300
Other Obligations		2	1
Total debt obligations		2,864	1,791
Less: unamortized deferred financing costs		(50)	(24)
Total debt, net of deferred financing costs		2,814	1,767
Less: short-term and current portion of long-term debt		(2)	(1)
Long-term debt, less current portion		$2,812	$1,766

Term loan facility

As of March 31, 2022, the Company had $1,127 of principal outstanding under the 2019 Term Loan. As of March 31, 2022, the Company had a 5-year interest rate swap with respect to $720 of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a fixed rate of 1.62% per annum. Accordingly, the Company's fixed interest rate per annum on the swapped $720 notional value of the 2019 Term Loan is 4.12% through its maturity. The remaining $407 of the 2019 Term Loan balance is bearing interest at 2.71% per annum based on one-month LIBOR plus 250 basis points, but the rate will fluctuate as LIBOR fluctuates. Refer to Note 8 - "Derivatives" for additional information.

The Company amended its credit agreement ("2022 Incremental Amendment") and entered into an incremental $1,100 term loan ("2021 Term Loan"), with a maturity date of January 3, 2028. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 1.75% or (2) Stock Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.75%. The 2021 Term Loan balance is bearing interest at 2.96% per annum based on one-month LIBOR plus 275 basis points, but the rate will fluctuate as LIBOR fluctuates. During the three months ended March 31, 2022, the Company made payments of $13 and $15 on the 2019 Term Loan and 2021 Term Loan, respectively.

Under the 2022 Incremental Amendment, the Company increased the revolving credit facility capacity by an additional aggregate principal amount of $200 to $500 and extended the maturity date to 2026. The interest rate applicable to borrowings under the $500 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25%, or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25%.

At March 31, 2022 and December 31, 2021, the Company had no amounts outstanding under the Revolving Credit Facility, and $398 and $227 was available at March 31, 2022 and December 31, 2021, respectively, after giving effect to $102 and $73 of outstanding letters of credit.

As of March 31, 2022 and December 31, 2021, the Company was in compliance with all applicable debt covenants.

Information related to 2021 issuances and extinguishments of long-term debt are described in Note 11 - "Debt" in the Company’s 2021 Annual Report on Form 10-K.

Senior notes

4.125% Senior Notes

During 2021, the Company, completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (“4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The Company used the net proceeds from the sale of the 4.125% Senior Notes to repay the $250 million 2020 Term Loan, prepay a portion of the 2019 Term Loan and fund general corporate purposes.

4.750% Senior Notes

During 2021, the Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes") issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The gross proceeds from the offering were held in an escrow account as of December 31, 2021 and classified within restricted cash on the condensed consolidated balance sheets. Upon closing of the Chubb Acquisition, the funds were released from escrow and at that time the 4.750% Senior Notes were fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries.

The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of December 31, 2021 and March 31, 2022.

Other obligations

As of March 31, 2022 and December 31, 2021, the Company had $2 and $1 in notes outstanding, respectively, for the acquisition of equipment and vehicles.

Approximate annual maturities, excluding amortization of debt issuance costs, of the Company's financing arrangements for the periods subsequent to March 31, 2022 are as follows:

Remainder of 2022	$2
2023	7
2024	11
2025	11
2026	1,138
2027	11
Thereafter	1,684
Total	$2,864

Note 12. Income Taxes

The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items. The Company’s effective tax rate was 71.3% and 42.3% for the three months ended March 31, 2022 and 2021, respectively. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the three months ended March 31, 2022 and 2021 is due to nondeductible permanent items, state taxes, and the reversal of the Company’s indefinite reinvestment assertion.

As of March 31, 2022, the Company’s deferred tax assets included a valuation allowance of $108 primarily related to certain deferred tax assets of the Company’s foreign subsidiaries and a capital loss carryforward in the U.S. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of March 31, 2022, the Company had gross federal, state, and foreign net operating loss carryforwards of approximately $0, $32 and $92, respectively. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2027. The foreign net operating losses generally have carryback periods of three years, carryforward periods of twenty years, or are indefinite, and begin to expire in 2036.

The Company’s liability for unrecognized tax benefits is recorded within other non-current liabilities in the condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the total gross unrecognized tax benefits were $3 and $2, respectively. The Company had accrued gross interest and penalties as of March 31, 2022 and December 31, 2021 of $1 and $1, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized net interest expense of less than $1 for all periods.

If all of the Company’s unrecognized tax benefits as of March 31, 2022 were recognized, $2 would impact the Company’s effective tax rate. The Company expects $1 of unrecognized tax benefits to expire in the next twelve months due to lapses in the statute of limitations.

As of March 31, 2022, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2014. There are various other audits in state and foreign jurisdictions. No adjustments have been proposed and the Company does not expect the results of the audits to have a material impact on the consolidated financial statements.

On December 27, 2020, the Consolidated Appropriations Act was signed into law, which included a temporary provision that allows for a 100 percent deduction for business meals expenses purchased from a restaurant between December 31, 2020 and January 1, 2023. The tax law changes in the Consolidated Appropriations Act did not have a material impact on the Company’s quarterly income tax provision.

Note 13. Employee Benefit Plans

Multiemployer pension plans

Certain Company subsidiaries, including certain subsidiaries in Canada, contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within costs of revenues. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $24 and $23 during the three months ended March 31, 2022 and 2021, respectively.

Pension

The Company assumed both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants. Refer to Note 14 - "Pension" for more information on these plans.

Profit sharing plans

The Company has a trustee-administered profit sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and also adopted a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors. In connection with these plans, the Company recognized $2 and $3 in expense during the three months ended March 31, 2022 and 2021, respectively.

Employee stock purchase plan

Most of the Company’s employees in the U.S and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. During both the three months ended March 31, 2022 and 2021 the Company recognized $1 of expense.

Post-retirement benefit plans

As part of the Chubb Acquisition, the Company assumed an unfunded post-retirement benefit plan that provides life benefits to certain eligible retirees in Canada. As of March 31, 2022, the benefit obligation was $4. The PBO discount rate was 3.0% at March 31, 2022.

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be less than $1 for 2023 through 2028, and thereafter.

Note 14. PENSION

The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion the Company's employees, and the largest plans are closed to new participants. The Company assumed the pension plans as part of the Chubb Acquisition on January 3, 2022, therefore, the plans used a January 3, 2022 measurement date to determine the Company's preliminary valuation of the pension plans in the purchase price allocation.

Guidance under the Financial Accounting Standards Board ("FASB") ASC Topic 715: Compensation – Retirement Benefits requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under this guidance, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. Pension and post-retirement obligation balances and related costs reflected within the condensed consolidated balance sheets include costs directly attributable to plans dedicated to the Company.

January 3, 2022
Plan Assets	$2,615

January 3, 2022
Projected benefit obligation ("PBO") Funded Status
Fair value of plan assets	$2,615
Benefit obligations	(2,041)
Funded status of plans	$574

Supplemental condensed consolidated balance sheets information related to pension is as follows:

January 3, 2022
Pension and post-retirement benefits	$626
Other accrued liabilities	—
Other noncurrent liabilities	(52)
Net amount recognized	$574

Information for pension plans with accumulated benefit obligations in excess of plan assets:

January 3, 2022
PBO	$78
Accumulated benefit obligation	64
Fair value of plan assets	26

Information for pension plans with projected benefit obligations in excess of plan assets:

January 3, 2022
PBO	$78
Accumulated benefit obligation	64
Fair value of plan assets	26

The components of the net periodic pension benefit for the defined benefit pension plans are as follows:

Three Months ended March 31, 2022
Service cost	$2
Interest cost	9
Expected return on plan assets	(20)
Net periodic pension benefit	$(9)

Major assumptions used in determining the benefit obligation and net periodic benefit cost for pension plans are presented in the following table as weighted averages:

	Three Months ended March 31, 2022
	Benefit Obligation	Net Periodic Benefit Cost
Discount rates:
PBO	1.9%	1.9%
Interest cost	—	1.7%
Service cost	—	2.2%
Salary scale	2.9%	2.9%
Expected return on plan assets	—	3.1%

Non-U.S. pension plan assets are typically managed by decentralized fiduciary committees. The disclosure below of asset categories is presented in aggregate 12 defined benefit plans in 7 countries; however, there is variation in asset allocation policy from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country. Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary.

The fair value of the pension plan assets by asset category are as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Not
	Identical Assets	Inputs	Inputs	Subject to
Asset Category	Level 1	Level 2	Level 3	Leveling	Total
Public Equities:
Global equity funds at net asset value [1]	$—	$—	$—	$238	$238
Fixed Income Securities:
Governments	—	1,608	—	69	1,677
Corporate Bonds	—	638	—	—	638
Fixed Income Securities [1]	—	—	—	106	106
Real Estate [1,2]	—	—	—	11	11
Other [1,3]	—	(212)	—	59	(153)
Cash & Cash Equivalents [1,4]	—	33	—	65	98
Subtotal	$—	$2,067	$—	$548	$2,615
Other Assets & Liabilities [5]					—
Total at January 3, 2022					$2,615

(1)
In accordance with ASU 2015-07 Fair Value Measurement (Topic 820) certain investments that are measured at fair value using net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension assets.
(2)
Represents investments in real estate, including commingled funds and directly held properties.
(3)
Represents insurance contracts and global risk balanced commingled funds consisting mainly of equity, bonds and some commodities.
(4)
Represents short-term commercial paper, bonds, and other cash or cash-like investments.
(5)
Represents trust receivables and payables that are not leveled.

Derivatives in the plan are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. Derivative instruments mainly consist of equity futures, interest rate futures, interest rate swaps and currency forward contracts.

The plans review assets at least quarterly to ensure they are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations. The plans generally employ a broadly diversified investment manager structure that includes diversification by active and passive management, style, capitalization, country, sector, industry and number of investment managers.

Quoted market prices are used to value investments when available. Investments in securities traded on exchanges, including listed futures and options, are valued at the last reported sale prices on the last business day of the year or, if not available, the last reported bid prices. Fixed income securities are primarily measured using a market approach pricing methodology, where observable prices are obtained by market transactions involving identical or comparable securities of issuers with similar credit ratings. Mortgages have been valued on the basis of their future principal and interest payments discounted at prevailing interest rates for similar investments. Investment contracts are valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations. Real estate investments are valued on a quarterly basis using discounted cash flow models which consider long-term lease estimates, future rental receipts and estimated residual values. Valuation estimates are supplemented by third-party appraisals on an annual basis.

Over-the-counter securities and government obligations are valued at the bid prices or the average of the bid and ask prices on the last business day of the year from published sources or, if not available, from other sources considered reliable, generally broker quotes. Temporary cash investments are stated at cost, which approximates fair value.

The Company expects to make total contributions of approximately $33 to the global defined benefit pension plans in 2022, of which a one-time contribution of $27 was made during the first quarter of 2022. Contributions do not reflect benefits to be paid directly from corporate assets.

Benefit payments, including amounts to be paid from the plans and corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $94 in 2022, $94 in 2023, $95 in 2024, $96 in 2025, $95 in 2026, and $502 from 2027 through 2030.

Note 15. Related-Party Transactions

Annual dividends for Series A Preferred Stock were declared as of December 31, 2021 and settled in shares during January 2022. The Company issued 7,539,697 shares in January 2022 to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company’s Board of Directors. In addition, the Company incurred advisory fees of $1 during both the three months ended March 31, 2022 and 2021, payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors.

On January 3, 2022, the Company issued and sold 800,000 shares of the Company’s 5.5% Series B Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $800. Of the 800,000 shares issued and sold, 200,000 shares were sold to Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), an owner of more than 5% of the Company's outstanding stock, for an aggregate purchase price of $200.

The Company has entered into sales contracts with Royal Oak Enterprises, an entity controlled by a co-chair of the Company's Board of Directors, and recorded $3 in net revenues for the three months ended March 31, 2022, and as of March 31, 2022 had $4 in accounts receivable, net of allowances.

From time to time, the Company also enters into other immaterial related party transactions.

NOTE 16. Commitments and contingencies

The Company is unable to predict the final outcome of the following matters based on the information currently available except otherwise noted. However, the Company does not believe that the resolution of any of these matters will have a material adverse effect upon the results of operations, cash flows, or financial condition.

Environmental

The Company's operations are subject to environmental regulation by various authorities. The Company has accrued for the costs of environmental remediation activities, including but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassess these amounts. Management believes that the likelihood of incurring losses materially in excess of the amounts accrued is remote. The Company has recorded the fair value of legal obligations associated with the retirement of long-lived assets as asset retirement obligations. Over time, the liability is increased for changes in its present value and the capitalized cost is depreciated over the useful life of the related asset.

The outstanding liability for environmental obligations, including asset retirement obligations, was $22 and $6, and is included in other noncurrent liabilities as of March 31, 2022 and December 31, 2021, respectively.

Legal proceedings

From time to time, the Company is subject to workmanship warranty, casualty, negligence, construction defect, breach of contract, product liability, and other claims and legal proceedings in the ordinary course of business relating to the products the Company installs that, if adversely determined, could adversely affect the Company's consolidated financial condition, results of operations and cash flows. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's business, financial condition, results of operations or liquidity.

NOTE 17. SHAREHOLDERS’ EQUITY and redeemable convertible preferred stock

Shareholders' equity

Series A Preferred Stock

The Company has 4,000,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2022 ("Series A Preferred Stock"). The Series A Preferred Stock will be automatically converted into shares of common stock on a one for one basis upon the last day of 2026. The holders of the Series A Preferred Stock are entitled to receive an annual dividend in the form of common stock or cash, at the Company’s sole option based on the increase in the market price of the Company’s common stock.

Stock Repurchases

On March 9, 2022, the Company announced that the Company's Board of Directors authorized a stock repurchase program ("SRP") to purchase up to an aggregate of $250 of shares of the Company’s common stock. Acquisitions pursuant to the SRP may be made from time to time through a combination of open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions, at the Company’s discretion, as permitted by securities laws and other legal requirements. In connection with the SRP, the Company may enter into Rule 10b5-1 trading plans which would generally permit the Company to repurchase shares at times when it might otherwise be prevented from doing so under the securities laws. The SRP will expire on February 29, 2024 unless otherwise modified or earlier terminated by the Company's Board of Directors at any time in its sole discretion. During the three months ended March 31, 2022, the Company repurchased 531,431 shares of common stock for approximately $11 under the SRP, leaving approximately $239 of authorized repurchases.

Redeemable Convertible Preferred Stock

Series B Preferred Stock

During the three months ended March 31, 2022, the Company authorized, issued, and sold, for an aggregate purchase price of $800, 800,000 shares of the Company’s 5.5% Series B Preferred Stock, par value $0.0001 per share. The holders of the Series B Preferred Stock are entitled to dividends at the rate of 5.5% per annum, payable in cash or the Company’s common stock, at the Company's election. The Series B Preferred Stock ranks senior to the Company's common stock and Series A Preferred Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company. The Series B Preferred Stock is classified as mezzanine equity on the condensed consolidated balance sheets due to a provision that a change in control or de-listing of the Company could require the Company to redeem the Series B Preferred Stock for cash at the election of the holder.

The Series B Preferred Stock is convertible, at the holder’s option, into shares of the Company’s common stock at a conversion price equal to $24.60 per share, subject to certain customary adjustments. The holders of Series B Preferred Stock have certain other rights including voting rights on an as converted basis, certain pre-emptive rights on private equity offerings by the Company, certain registration rights, and, in the case of certain holders, certain director designation rights, as provided in the certificate of designation governing the Series B Preferred Stock.

The Company may, at its option, effect conversion of the outstanding shares of Series B Preferred Stock to common stock, but only if the volume-weighted average price of the Company's common stock exceeds $36.90 per share for 15 consecutive trading days.

Dividends

The holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% as and when declared by the board of directors, prior and in preference to any declaration or payment of any dividend on the Company's common stock and Series A Preferred Stock. Series B dividends are cumulative and accrued quarterly, in cash or in common stock, based on an annual 5.5% dividend rate. The Company declared a Series B Preferred Stock dividend on March 15, 2022, and issued $11, or 519,469 shares of common stock to the Series B Preferred Stock holders on March 31, 2022. If regular dividends are to be paid in shares of common stock, then each holder shall be entitled to receive such number of whole shares of common stock as is determined by dividing the pro rata amount of regular dividends to which a holder is entitled by the average price per share of common stock over the dividend determination period from dividend notice until the payment date.

Note 18. Share-based compensation

The Company maintains a 2019 Equity Incentive Plan (the “2019 Plan”), which allows for grants of share-based awards. The Company has issued Time-Based Restricted Stock Units ("RSUs"), Performance-Based Restricted Stock Units with EBITDA-based performance conditions (“PSUs”), and Performance-Based Restricted Stock Units with share-price targets ("MSUs"), which are all generally subject to forfeiture if employment terminates prior to vesting. Forfeitures are estimated and recorded using historical forfeiture rates. During the three months ended March 31, 2022, the Company awarded new RSUs, PSUs, and MSUs, detailed below.

Time-Based Restricted Stock Units

The RSUs entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year service period from date of grant. The RSUs granted to the Company’s recipients vest ratably over the service period, generally on the anniversary date of their grant date.

The following table summarizes the changes in the number of outstanding RSUs for the three months ended March 31, 2022 (shares in whole numbers and per share values in whole dollars):

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2021	761,126	$13.23	1.2
Granted	373,105	21.47
Vested	(182,748)	12.83
Forfeited	(54,091)	10.60
Outstanding at March 31, 2022	897,392	$16.89	1.7
Expected to vest at March 31, 2022	771,757	$16.89	1.7

Performance-Based Restricted Stock Units

EBITDA-based

The PSUs entitle the recipient to shares of the Company's common stock if specified performance conditions are achieved. During the three months ended March 31, 2022, the Company approved and granted PSUs with EBITDA-based financial performance conditions. PSUs vest, if at all, following a 3 year performance period. If the performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

The following table summarizes the changes in the number of outstanding PSUs for the three months ended March 31, 2022 (shares in whole numbers and per share values in whole dollars):

	Performance-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2021	552,329	$19.12	2.0
Granted	497,135	20.78
Vested	—	—
Forfeited	(13,464)	19.10
Outstanding at March 31, 2022	1,036,000	$19.92	2.6
Expected to vest at March 31, 2022	890,960	$19.92	2.6

Market-based

The MSUs entitle the recipient to shares of the Company's common stock if specified market conditions are achieved. During the three months ended March 31, 2022, the Company approved and granted 444,926 MSUs with certain share-price targets. The MSUs will vest 100%, if at all, on the later of March 9, 2025, the third anniversary of the grant date, and the date that such performance condition is satisfied (but no later than March 9, 2027). For awards subject to a market condition, the grant-date fair value is estimated using a Monte Carlo valuation model. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if vesting does not actually occur. The Monte Carlo model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility is calculated based on the historical volatility and implied volatility of the Company's common stock, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period. The key assumptions used in valuing these market-based awards were as follows:

Risk-free interest rate	1.85%
Dividend yield	—
Expected volatility	45%

Total MSUs granted during the three months ended March 31, 2022 had a weighted-average grant date fair value of $16.31.

The Company recognized $3 and $2 of compensation expense during the three months ended March 31, 2022 and 2021, respectively, for the RSUs, PSUs, and MSUs in total. Total unrecognized compensation related to unvested RSUs, PSUs and MSUs as of March 31, 2022 was approximately $36, which is expected to be recognized over a weighted average period of approximately 1.7 years, 2.6 years, and 2.9 years, respectively. The Company's actual tax benefits realized from the tax deductions related to the vesting of RSUs for both the three months ended March 31, 2022 and 2021 was $1.

Note 19. Earnings (Loss) Per Share

Net income is allocated between the Company’s common shares and other participating securities based on their participation rights. The Series A Preferred Stock and Series B Preferred Stock represent participating securities. Earnings attributable to Series A Preferred Stock and Series B Preferred Stock are not included in earnings attributable to common shares in calculating earnings per common share (the two-class method). For periods of net loss, there is no impact from the two-class method on earnings (loss) per share (“EPS”) as net loss is allocated to common shares because Series A Preferred Stock and Series B Preferred Stock are not contractually obligated to share the loss.

The following table sets forth the computation of earnings (loss) per common share using the two-class method. The dilutive effect of outstanding Series A Preferred Stock, the Series B Preferred Stock, the Series A Preferred Stock dividend, and the Series B Preferred Stock Dividend is reflected in diluted EPS using the if-converted method, and warrants, options, and restricted and performance shares are reflected using the treasury stock method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Series A Preferred Stock, Series B Preferred Stock, restricted and performance shares, and stock options are anti-dilutive (amounts in millions, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021

Net income (loss)	$(7)	$(8)
Less stock dividend attributable to Series B Preferred Stock	(11)	—
Net income (loss) attributable to common shareholders	$(18)	$(8)

Basic and diluted weighted average shares outstanding (1)	232,237,099	192,283,443
Income (loss) per common share - basic and diluted	$(0.08)	$(0.04)

(1)
The following items were excluded from the calculation of diluted shares as their inclusion would be anti-dilutive:
a.
For the three months ended March 31, 2022 and 2021, 4,000,000 shares of Series A Preferred Stock, which are convertible to the same number of common shares.
b.
For the three months ended March 31, 2022, 800,000 shares of Series B Preferred Stock, which are convertible to 32,520,000 common shares.
c.
For the three months ended March 31, 2022 and 2021, 162,500 stock options to purchase the same number of common shares.
d.
For the three months ended March 31, 2022, 897,392 RSUs, 1,036,000 PSUs, and 444,926 MSUs. For the three months ended March 31, 2021 1,062,367 RSUs and 674,229 PSUs, respectively.

Note 20. SEgment information

The Company has combined the leadership responsibility and full accountability for two of its operating segments. As a result, beginning with the three months ended March 31, 2022, the information for the Industrial Services segment is combined with the Specialty Services segment and the Company presents financial information for the Safety Services and Specialty Services segments, which are the two primary operating segments and also the reportable segments. Refer to Note 2 - "Basis of Presentation and Significant Accounting Policies" for more information. The information in the tables below has been retroactively adjusted to reflect these changes in reporting segments.

The Company manages its operations under two operating segments which represent the Company’s two reportable segments: Safety Services and Specialty Services. This structure is generally focused on various businesses related to contracting services and maintenance of industrial and commercial facilities. Both reportable segments derive their revenues from installation, inspection, maintenance, service and repair, retrofitting and upgrading, engineering and design, distribution, fabrication, and various types of other services in approximately 20 countries.

The Safety Services segment focuses on end-to-end integrated occupancy systems (fire protection solutions, HVAC and entry systems), including design, installation, inspection and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial and special-hazard settings.

The Specialty Services segment provides a variety of infrastructure services and specialized industrial plant services, which includes maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer and telecommunications infrastructure. This segment’s services include engineering and design, fabrication, installation, maintenance service and repair, retrofitting and upgrading, pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance to customers within the energy industry. Customers within this segment vary from private and public utilities, communications, healthcare, education, transportation, manufacturing, industrial plants and governmental agencies throughout North America.

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

Summarized financial information for the Company’s reportable segments is presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income to EBITDA. The tables below may contain slight summation differences due to rounding:

	Three Months Ended March 31, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,074	$412	$(15)	$1,471
EBITDA Reconciliation
Operating income (loss)	$63	$(7)	$(63)	$(7)
Plus:
Investment income and other, net	—	1	(1)	—
Non-service pension benefit	11	—	—	11
Depreciation	7	12	—	19
Amortization	42	14	1	57
EBITDA	$123	$20	$(63)	$80
Total assets	$6,423	$1,254	$465	$8,142
Capital expenditures	6	6	—	12

	Three Months Ended March 31, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$466	$344	$(7)	$803
EBITDA Reconciliation
Operating income (loss)	$45	$(18)	$(29)	$(2)
Plus:
Investment income and other, net	3	1	(1)	3
Depreciation	2	16	1	19
Amortization	15	15	1	31
EBITDA	$65	$14	$(28)	$51
Total assets	$2,122	$1,236	$860	$4,218
Capital expenditures	1	17	—	18

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

These forward-looking statements are based on our current expectations and assumptions and on information currently available to management and include, among others, statements regarding, as of the date such statements are made:

•
our beliefs and expectations regarding our business strategies and competitive strengths
•
our beliefs regarding the nature of our contractual arrangements and renewals rates and their impact on our future financial results;
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
•
our expectations regarding labor matters;
•
our beliefs regarding market risk and our ability to mitigate that risk;
•
our expectations and beliefs regarding accounting and tax matters;
•
our expectations regarding future capital expenditures;
•
our expectations regarding the acquisition of the Chubb business, including the expected benefits of the acquisition and future growth, expansion, cross-selling and other value creation opportunities;
•
our belief regarding the impact of the conflict between Russia and Ukraine on our business, customers, suppliers and vendors; and
•
our beliefs regarding the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity.

These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report and in our Annual Report on Form 10-K, filed on March 1, 2022, including those described under “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in such Form 10-K, and other filings we make with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the following:

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
•
supply chain constraints and interruptions, and the resulting increases in the cost, or reductions in the supply, of the materials and commodities we use in our business and for which we bear the risk of such increases;
•
the impact of inflation;
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
•
our expectations regarding the acquisition of the Chubb fire and security business, including the expected benefits of the acquisition and future value creation opportunities;
•
the impact of the conflict between Russia and Ukraine; and
•
our compliance with certain financial maintenance covenants in our credit agreement and the effect on our liquidity of any failure to comply with such covenants.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section should be read in conjunction with the Interim Statements and related notes included in this quarterly report, and the Consolidated Financial Statements, related notes and the MD&A section and other disclosures contained in our Annual Report on Form 10-K, including financial results for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under the “Cautionary Note Regarding Forward Looking Statements” section of this quarterly report.

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

Overview

APG is a global market-leading business services provider of safety and specialty services in over 500 locations in approximately 20 countries. We provide statutorily mandated and other contracted services to a strong base of long-standing customers across industries. We have a winning leadership culture driven by entrepreneurial business leaders that deliver innovative solutions to our customers.

We operate our business under two primary operating segments, which are also our reportable segments:

•
Safety Services – A leading provider of safety services in North America, Asia Pacific, and Europe, focusing on end-to-end integrated occupancy systems (fire protection solutions, Heating, Ventilation, and Air Conditioning (“HVAC”) and entry systems), including design, installation, inspection and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial and special-hazard settings.
•
Specialty Services – A leading provider of a variety of infrastructure services and specialized industrial plant services, which include maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer and telecommunications infrastructure. Our services include engineering and design, fabrication, installation, maintenance service and repair, retrofitting and upgrading, pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance to customers within the energy industry. Customers within this segment vary from private and public utilities, communications, healthcare, education, transportation, manufacturing, industrial plants and governmental agencies throughout North America.

We focus on growing our recurring revenues and repeat business from our diversified long-standing customers across a variety of end markets, which we believe provides us with stable cash flows and a platform for organic growth. We believe maintenance and service revenues are generally more predictable through contractual arrangements with typical terms ranging from days to three years, with the majority having short durations and are often recurring due to consistent renewal rates and long-standing customer relationships.

For financial information about our operating segments, see Note 20 – “Segment Information” to our condensed consolidated financial statements included herein.

Recent Developments and Certain Factors and Trends Affecting our Results of Operations

Acquisitions

On January 3, 2022, we completed the acquisition of the Chubb fire and security business (the "Chubb Acquisition"). The purchase consideration included $2,935 million of cash transferred at closing less $60 million of cash acquired. The Chubb fire and security business (the "Chubb business") is a globally recognized fire safety and security services provider, offering customers complete and reliable services from design and installation to monitoring and on-going maintenance and recurring services. We expect the Chubb business will be a core asset within our Safety Services segment, and will provide meaningful opportunities for future value creation through providing complementary revenue growth by expanding our opportunities for cross-selling products and services across our key end markets.

For additional information about our acquisition activity, see Note 4 – “Business Combinations" to our condensed consolidated financial statements included herein.

Resegmentation

Beginning in 2022, we reorganized our governance structure and combined the leadership responsibility and full accountability of our Industrial Services and Specialty Services segments into one operating segment. As a result, the information for our Industrial Services segment is combined with the Specialty Services segment and we present financial information for the Safety Services and Specialty Services segments, which are our two primary operating segments and also our reportable segments. Our chief operating decision maker regularly reviews financial information to allocate resources and assess performance utilizing these reorganized segments.

Certain prior year amounts have been recast to conform to the current year presentation and the information in the tables below has been retroactively adjusted to reflect these changes in reporting segments.

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

COVID-19 Update

We continue to monitor short- and long-term impacts of the COVID-19 pandemic, and as the situation has continued to evolve, the impacts on our work have also evolved. Throughout 2020 and into 2021, we encountered headwinds related to job site accessibility, project delays, workflow disruptions due to COVID-19 protocols, and diminished demand from our customers. With the progress in the administration of vaccines during 2021, we began, and continue to experience stabilization and volume improvements as our teams and customers adapted to working in the long-term COVID-19 environment and the markets in which we operate began to recover.

In the later half of 2021 and into the first quarter of 2022, we experienced supply chain disruptions, which has negatively impacted the source and supply of materials needed to perform our work. Additionally, the outbreak of recent variants and their related containment and mitigation efforts that have been put in place around the world, has impacted the availability of skilled labor resources, particularly in our international businesses, interrupting our ability to execute our jobs.

Although the majority of our businesses have largely recovered from the impacts of the COVID-19 pandemic, there remains significant uncertainty about the future impacts of the pandemic, or any resulting market disruption or volatility, including the potential effects on our operations. We continue to be cautiously optimistic about the markets in which we operate and the customers we serve; however, should there be a slowdown in economic activity due to surges in the number of cases, or an increase in variants of the virus that are more virulent, contagious, or against which current vaccines are less effective, it is possible that projects could be delayed or canceled or that we could experience restricted access to our customers’ facilities, preventing us from performing maintenance and service projects. The extent to which our business and results of operations are impacted in future periods will also depend upon a number of other factors, including limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring vaccination, testing, or quarantine, our customers’ demand for our services, and our ability to continue to safely and effectively operate in this environment.

Russia-Ukraine conflict

The military conflict between Russia and Ukraine has had political, social and economic impacts that have affected our business, and which may have future business impacts that are difficult to predict and/or quantify. The most immediate impact has been on energy supply and pricing, increasing our direct costs. In addition, the conflict is and may in the future exacerbate general global inflationary pressures as the longer term interruption in production of goods in Ukraine emerges. The conflict is also reducing international political stability, which in turn may adversely impact markets in a variety of ways. For example, sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. While we do not have operations in Russia or Ukraine and believe that we do not have a material direct exposure to customers, suppliers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows. Should the conflict escalate beyond its current scope, including, among other potential impacts, the geographic proximity of the conflict relative to the rest of Europe, where a material portion of our business is carried out, further impacts on our business could emerge. The precise impacts on our business are difficult to predict but could include increased direct costs of materials and labor; increased credit or other capital costs; and impacts on demand for our services, which could include increased demand for our services related to energy production outside of the conflict area but that could also include a reduction in demand in other geographies or markets.

Effect of Seasonality and Cyclical Nature of Business

Our net revenues and results of operations can be subject to variability stemming from seasonality and industry cyclicality. Seasonal variations are primarily related to large, non-recurring projects that can be influenced by weather conditions impacting customer spending patterns, contract award seasons, and project schedules, as well as the timing of holidays. Consequently, net revenues for our businesses are typically lower during the first and second quarters due to the prevalence of unfavorable weather conditions, which can cause project delays and affect productivity.

Additionally, the industries we serve can be cyclical. Fluctuations in end-user demand, or in the supply of services, within those industries, can affect demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations or unanticipated changes in project schedules in connection with large projects can create fluctuations in net revenues.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements is included in Note 3 – “Recent Accounting Pronouncements” to our condensed consolidated financial statements included herein.

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

Amortization of Intangible Assets

Amortization expense reflects the charges incurred to amortize our finite-lived identifiable intangible assets, such as customer relationships, which are amortized over their estimated useful lives. There is a portion of amortization expense related to the backlog intangible assets reflected in cost of revenues in the condensed consolidated statements of operations.

Non-service pension benefit

Non-service pension benefit reflects the sum of the components of pension expense not related to service cost, i.e. interest cost, expected return on assets, and amortizations of prior service costs and actuarial gains and losses.

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies, see the “Critical Accounting Policies” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations

The following is a discussion of our financial condition and results of operations during the three months ended March 31, 2022 and the three months ended March 31, 2021.

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

	Three Months Ended March 31,		Change
($ in millions)	2022	2021	$	%
Net revenues	$1,471	$803	$668	83.2%
Cost of revenues	1,095	622	473	76.0%
Gross profit	376	181	195	107.7%
Selling, general, and administrative expenses	383	183	200	109.3%
Operating income (loss)	(7)	(2)	(5)	250.0%
Interest expense, net	27	15	12	80.0%
Non-service pension benefit	(11)	—	(11)	NM
Investment income and other, net	—	(3)	3	NM
Other expense, net	16	12	4	33.3%
Income (loss) before income taxes	(23)	(14)	(9)	64.3%
Income tax provision (benefit)	(16)	(6)	(10)	166.7%
Net income (loss)	$(7)	$(8)	$1	(12.5)%

NM = Not meaningful

Net revenues

Net revenues for the three months ended March 31, 2022 were $1,471 million compared to $803 million for the same period in 2021, an increase of $668 million or 83.2%. The increase in net revenues was primarily driven by additional revenues contributed by acquisitions completed during the previous 12 months within the Safety Services segment. In addition, the increase in net revenues was due to growth in inspection and service revenue, our ability to pass through inflationary increases in costs through project pricing, as well as continued market recoveries from the COVID-19 pandemic within our Safety Services and Specialty Services segments.

Gross profit

The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2022	2021	$	%
Gross profit	$376	$181	$195	107.7%
Gross margin	25.6%	22.5%

Our gross profit for the three months ended March 31, 2022 was $376 million compared to $181 million for the same period in 2021, an increase of $195 million, or 107.7%. Gross margin was 25.6%, an increase of 310 basis points compared to prior year, primarily due to acquisitions completed during the previous 12 months within the Safety Services segment and an improved mix of inspection and service revenue and growth within the Safety Services segment. These improvements were partially offset by supply chain disruptions and inflation causing downward pressure on margins.

Operating expenses

The following table presents operating expenses and operating margin (operating income as a percentage of net revenues) for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2022	2021	$	%
Selling, general, and administrative expenses	$383	$183	$200	109.3%
Selling, general, and administrative expenses as a % of net revenues	26.0%	22.8%

Selling, general, and administrative expenses (excluding amortization) (Non-GAAP)	329	153	176	115.0%
Selling, general, and administrative expenses (excluding amortization) as a % of net revenues	22.4%	19.1%
Operating margin	(0.5)%	(0.2)%

Our selling, general, and administrative expenses ("SG&A expenses") for the three months ended March 31, 2022 were $383 million compared to $183 million for the same period in 2021, an increase of $200 million. SG&A expenses as a percentage of net revenues was 26.0% during the three months ended March 31, 2022 compared to 22.8% for the same period in 2021. The primary drivers for the increase in SG&A expenses include additional SG&A expenses contributed by acquisitions completed in the prior 12 months, as well as higher levels of spending associated with acquisitions, including integration, transformation, and reorganization expenses and an increase in amortization expense of $24 million compared to the same period in 2021. Our SG&A expenses excluding amortization for the three months ended March 31, 2022 were $329 million, or 22.4% of net revenues, compared to $153 million, or 19.1% of net revenues, for the same period of 2021 primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Interest expense, net

Interest expense was $27 million and $15 million for the three months ended March 31, 2022 and 2021, respectively. The increase in interest expense was primarily due to the increased debt volume following the Chubb Acquisition related financing.

Non-service pension benefit

The non-service pension benefit was $11 million and $0 million for the three months ended March 31, 2022 and 2021, respectively. The higher year-on-year benefit in 2022 was solely due to the acquisition of pension plans during the three months ended March 31, 2022. Refer to Note 14 - "Pension" to our condensed consolidated financial statements herein for additional details.

Investment income and other, net

Investment income and other, net was less than $1 million and $3 million for the three months ended March 31, 2022 and 2021, respectively. The decline in investment income and other, net was primarily due to a the impact of changes in foreign currency rates and fluctuations in the fair value of our derivative instruments.

Income tax provision

The income tax expense (benefit) for the three months ended March 31, 2022 was $(16) million compared to $(6) million in the same period of the prior year. This change was driven by lower income before taxes in the three months ended March 31, 2022 compared to the same period in 2021. The effective tax rate for the three months ended March 31, 2022 was 71.3%, compared to 42.3% in the same period of 2021. The difference in the effective tax rate was driven by a discrete item that was recorded during the three months ended March 31, 2022 for the reversal of the our indefinite reinvestment assertion. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, state taxes, and the reversal of the our indefinite reinvestment assertion.

Net loss and EBITDA

The following table presents net loss and EBITDA for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2022	2021	$	%
Net income (loss)	$(7)	$(8)	$1	12.5%
EBITDA (Non-GAAP)	80	51	29	56.9%
Net income (loss) as a % of net revenues	(0.5)%	(1.0)%
EBITDA as a % of net revenues	5.4%	6.4%

Our net loss for the three months ended March 31, 2022 was $(7) million compared to $(8) million for the same period in 2021, an increase of $1 million. The slight improvement resulted from additional revenue and profit contributed by acquisitions completed in the previous 12 months and an improved mix of inspection and service revenue. These increases were largely offset by higher levels of spending related to acquisition expenses and increased interest costs associated with newly issued term loan debt. Net loss as a percentage of net revenues for the three months ended March 31, 2022 was (0.5)% compared to (1.0)% for the same period in 2021. EBITDA for the three months ended March 31, 2022 was $80 million compared to $51 million for the same period in 2021, an increase of $29 million. The increase in EBITDA was primarily driven by the factors previously discussed and an increase in our income tax benefit of $10 million, offset by increased amortization expense of $26 million and increased interest expense of $12 million. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Operating Segment Results for the three months ended March 31, 2022 compared to the three months ended March 31, 2021

	Net Revenues
	Three Months Ended March 31,		Change
($ in millions)	2022	2021	$	%
Safety Services	$1,074	$466	$608	130.5%
Specialty Services	412	344	68	19.8%
Corporate and Eliminations	(15)	(7)	(8)	114.3%
	$1,471	$803	$668	83.2%

	Operating Income (Loss)
	Three Months Ended March 31,		Change
($ in millions)	2022	2021	$	%
Safety Services	$63	$45	$18	40.0%
Safety Services operating margin	5.9%	9.7%
Specialty Services	(7)	(18)	11	(61.1)%
Specialty Services operating margin	(1.7)%	(5.2)%
Corporate and Eliminations	(63)	(29)	(34)	117.2%
	$(7)	$(2)	$(5)	250.0%

	EBITDA
	Three Months Ended March 31,		Change
($ in millions)	2022	2021	$	%
Safety Services	$123	$65	$58	89.2%
Safety Services EBITDA as a % of net revenues	11.5%	13.9%
Specialty Services	20	14	6	42.9%
Specialty Services EBITDA as a % of net revenues	4.9%	4.1%
Corporate and Eliminations	(63)	(28)	(35)	125.0%
	$80	$51	$29	56.9%

The following discussion breaks down the net revenues, operating income (loss) and EBITDA by operating segment for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Safety Services

Safety Services net revenues for the three months ended March 31, 2022 increased by $608 million or 130.5% compared to the same period in the prior year. The increase was primarily driven by additional net revenues contributed by acquisitions completed in the prior 12 months, general market recoveries in both our Life Safety and HVAC service businesses and increased inspection and service revenue within our Life Safety businesses.

Safety Services operating margin for the three months ended March 31, 2022 and 2021 was approximately 5.9% and 9.7%, respectively. The decline was the result of supply chain disruptions and inflation causing downward pressure on margins and increased integration expenses, partially offset by an increase in service and inspection revenue. Safety Services EBITDA as a percentage of net revenues for the three months ended March 31, 2022 and 2021 was approximately 11.5% and 13.9%, respectively. This decline was primarily related to the factors discussed above.

Specialty Services

Specialty Services net revenues for the three months ended March 31, 2022 increased by $68 million or 19.8% compared to the same period in the prior year. The increase was primarily driven by increased activity in the specialty contracting markets during the three months ended March 31, 2022 compared to the same period in the prior year and general market recoveries driving a resumption in the demand for our services when compared to the prior year, which was negatively impacted by the COVID-19 pandemic. Additionally, we have been able to offset some of the inflationary increases in cost of good sold through strategic pricing improvements and contract negotiations, resulting in increased net revenues during the three months ended March 31, 2022 compared to the same period on the prior year.

Specialty Services operating margin for the three months ended March 31, 2022 and 2021 was approximately (1.7)% and (5.2)%, respectively. The improvement was primarily driven by higher levels of productivity in the execution of specialty contracting work during the first quarter of 2022 compared to the same period during the prior year. During the three months ended March 31, 2021, we experienced margin contractions due to lower sales volumes but consistent indirect costs. Comparatively, during the three months ended March 31, 2022, margins increased due to the growth in sales volumes. These improvements were partially offset by supply chain disruptions and inflationary pressures on margins. Specialty Services EBITDA as a percentage of net revenues for the three months ended March 31, 2022 and 2021 was approximately 4.9% and 4.1%, respectively, due to the factors discussed above.

Non-GAAP Financial Measures

We supplement our reporting of consolidated financial information determined in accordance with U.S. GAAP with Selling, general, and administrative expenses (excluding amortization) and EBITDA (defined below), which are non-U.S. GAAP financial measures. We use these non-U.S. GAAP financial measures to evaluate our performance, both internally and as compared with our peers, because they exclude certain items that may not be indicative of our core operating results. Management believes these measures are useful to investors since they (a) permit investors to view our performance using the same tools that management uses to evaluate our past performance, reportable business segments, and prospects for future performance, (b) permit investors to compare us with our peers, and (c) in the case of EBITDA, determines certain elements of management’s incentive compensation.

These non-U.S. GAAP financial measures, however, have limitations as analytical tools and should not be considered in isolation from, a substitute for, or superior to, the related financial information we report in accordance with U.S. GAAP. The principal limitation of these non-U.S. GAAP financial measure is that they exclude significant expenses required by U.S. GAAP to be recorded in our financial statements and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-U.S. GAAP financial measures. Investors are encouraged to review the following reconciliations of these non-U.S. GAAP financial measures to the most comparable U.S. GAAP financial measures and not to rely on any single financial measure to evaluate our business.

Selling, general, and administrative expenses (excluding amortization)

Selling, general, and administrative expenses (excluding amortization) is a measure of operating costs used by management to manage the business and its segments. We believe this non-U.S. GAAP measure provides meaningful information and helps investors understand our core selling, general, and administrative expenses excluding acquisition-related amortization expense to better enable investors to understand our financial results and assess our prospects for future performance.

The following table presents a reconciliation of selling, general, and administrative expenses to selling, general, and administrative expenses (excluding amortization) for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021
Reported selling, general, and administrative expenses	$383	$183
Adjustments to reconcile to selling, general, and administrative expenses to selling, general, and administrative expenses (excluding amortization)
Amortization expense	(54)	(30)
Selling, general, and administrative expenses (excluding amortization)	$329	$153

EBITDA

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. We supplement the reporting of our consolidated financial information with EBITDA. We believe this non-U.S. GAAP measure provides meaningful information and helps investors understand our financial results and assess its prospects for future performance. Consolidated EBITDA is calculated in a manner consistent with segment EBITDA, which is a measure of segment profitability.

The following table presents a reconciliation of net income to EBITDA for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021
Reported net income (loss)	$(7)	$(8)
Adjustments to reconcile net income (loss) to EBITDA:
Interest expense, net	27	15
Income tax provision (benefit)	(16)	(6)
Depreciation	19	19
Amortization	57	31
EBITDA	$80	$51

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, our access to our Revolving Credit Facility and the proceeds from debt offerings. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, and prolonged impacts of COVID-19, over which we have no control.

As of March 31, 2022, we had $713 million of total liquidity, comprising $315 million in cash and cash equivalents and $398 million ($500 million less outstanding letters of credit of approximately $102 million, which reduce availability) of available borrowings under our Revolving Credit Facility. During the three months ended March 31, 2022, we issued and sold 800,000 shares of Series B Preferred Stock (defined below) for an aggregate purchase price of $800 million, and entered into an amendment to our credit agreement. As part of this amendment, we incurred a $1,100 million seven-year incremental term loan ("2021 Term Loan"), the Revolving Credit Facility was upsized from $200 million to $500 million, the maturity date of the Revolving Credit Facility was extended five years, and the letter of credit sublimit was increased by $100 million to $250 million.

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

In March 2022, we announced that our Board of Directors authorized a stock repurchase program, authorizing the purchase of up to an aggregate of $250 million of shares of common stock through February 2024. During the three months ended March 31, 2022, we repurchased 531,431 shares of common stock for approximately $11 million under this stock repurchase program, leaving approximately $239 million of authorized repurchases.

Cash Flows

The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2022	2021
Net cash provided by (used in) operating activities	$(118)	$32
Net cash used in investing activities	(2,884)	(23)
Net cash provided by financing activities	1,831	223
Effect of foreign currency exchange rate change on cash and cash equivalents	(2)	1
Net increase (decrease) in cash and cash equivalents	$(1,173)	$233
Cash, cash equivalents, and restricted cash at the end of the period	$318	$748

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was $(118) million for the three months ended March 31, 2022 compared to $32 million for the same period in 2021. Cash flows from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed. During the three months ended March 31, 2022, operating cash flows were impacted by inflationary pressures and supply chain disruptions leading to an increase in the required level of working capital investment needed to ensure we have materials available to meet our growth in sales volumes, as well as higher levels of spending related to acquisition costs. Further, the increase in the cost of our debt related to new debt issuances that occurred during the later half of 2021 and the first quarter of 2022 and a one-time contribution to assumed pension plans of $27 million were also factors in our increased use of cash for operating activities during the three months ended March 31, 2022 compared to the same period in the prior year.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,884 million for the three months ended March 31, 2022 compared to $23 million for the same period in 2021. During the current year, we completed the Chubb Acquisition within our Safety Services segment, consistent with our focus on accretive acquisitions, resulting in the use of $2,875 million for acquisitions during the three months ended March 31, 2022 compared to $7 million for the same period in 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,831 million for the three months ended March 31, 2022 compared to $223 million for the same period in 2021. The increase in cash provided by financing activities was primarily due to $1,101 million of proceeds from the issuance of the 2021 Term Loan and other debt, and $797 million of proceeds from the issuance of Series B Preferred Stock, partially offset by payments of $30 million on long-term debt and $11 million of share repurchases. In the prior year, the cash provided was due to $230 million of proceeds from the issuance of common stock in connection with the warrant exercises which occurred during the first quarter of 2021.

Financing Activities

Credit Agreement

In anticipation of the Chubb Acquisition, on December 16, 2021, APi Group DE, as borrower, we, as guarantor and our subsidiary guarantors named therein entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2"). On January 3, 2022, the closing date of the Chubb Acquisition, we closed the transactions contemplated by Amendment No. 2, pursuant to which (1) we incurred a $1,100 million seven-year incremental term loan, (2) the Revolving Credit Facility was upsized from $200 million to $500 million, (3) the maturity date of the Revolving Credit Facility was extended five years, (4) the letter of credit sublimit was increased by $100 million to $250 million, (5) additional loan parties and collateral in additional jurisdictions became subject to the Credit Agreement, (6) changes were made to the guarantor coverage requirements under the Credit Agreement with respect to consolidated EBITDA, and (7) certain other changes were made to the Credit Agreement.

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

The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of March 31, 2022 was 2.93:1.00.

As of March 31, 2022, we had $1,127 million and $1,085 million of indebtedness outstanding on the 2019 Term Loan and 2021 Term Loan, respectively. We had no amounts outstanding under the Revolving Credit Facility, under which $398 million was available after giving effect to $102 million of outstanding letters of credit, which reduce availability.

Senior Notes

We completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay the $250 million 2020 Term Loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. As of March 31, 2021, we had $350 million aggregate principal amount of 4.125% Senior Notes outstanding.

We completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb Acquisition. As of March 31, 2021, we had $300 million aggregate principal amount of 4.750% Senior Notes outstanding.

Debt Covenants

We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes and Credit Agreement as of March 31, 2022 and December 31, 2021.

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

Material Cash Requirements from Known Contractual and Other Obligations

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the condensed consolidated financial statements and expected to be satisfied using cash generated from operations:

•
Operating and Finance Leases – See Note 10 – "Leases."
•
Debt – See Note 11 – "Debt" for future principal payments and interest rates on our debt instruments.
•
Tax Obligations – See Note 12 – "Income Taxes."
•
Pension obligations – See Note 14 – "Pension."

We make investments in our properties and equipment to enable continued expansion and effective performance of our business. Our capital expenditures are expected to be approximately 1.5% of annual net revenues.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of March 31, 2022, our variable interest rate debt was primarily related to our $1,200 million 2019 Term Loan, our $1,100 million 2021 Term Loan, and our $500 million Revolving Credit Facility. As of March 31, 2022, excluding letters of credit outstanding of $102 million, we had no amounts of outstanding revolving loans, $1,127 million outstanding on the 2019 Term Loan, and $1,085 outstanding on the 2021 Term Loan. As of March 31, 2022, we had a 5-year interest rate swap with respect to $720 million of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a fixed rate of 1.62% per annum. Accordingly, our fixed interest rate per annum on the swapped $720 million notional value of the 2019 Term Loan is 4.12% through its maturity. The remaining $407 million of our 2019 Term Loan balance is bearing interest at 2.71% per annum based on one-month LIBOR plus 250 basis points. The 2021 Term Loan balance is bearing interest at 2.96% per annum based on one-month LIBOR plus 275 basis points, but the rate will fluctuate as LIBOR fluctuates.

Additionally, during 2021, we entered into a euro-denominated net investment hedge with a notional value of $230 million. The net investment hedge reduces our interest expense by approximately $3 million annually and reduces our overall effective interest rate by approximately 24 basis points. A 100-basis point increase in the applicable interest rates under our credit facilities (including the unhedged portion of our 2019 Term Loan debt) would have increased our interest expense by approximately $5 million for the three months ended March 31, 2022.

While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. The ICE Benchmark Administration intends to cease the publication of U.S. dollar LIBOR for all tenors (excluding 1 week and 2 month) on June 30, 2023. The discontinuation of the 1 month LIBOR after 2023 and the replacement with an alternative reference rate, such as the Secured Overnight Financing Rate may adversely impact interest rates and our interest expense could increase.

Foreign currency risk

Our operations are in approximately 20 countries globally. Revenues generated from foreign operations represented approximately 40% of our consolidated net revenues for the three months ended March 31, 2022. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the three months ended March 31, 2022. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation losses (gains) totaled approximately $(59) million and ($4) million for the three months ended March 31, 2022 and 2021, respectively.

Our exposure to fluctuations in foreign currency exchange rates has increased as a result of the Chubb Acquisition and may continue to increase in the future if we continue to expand our operations outside of the U.S. We seek to manage foreign currency exposure by minimizing our consolidated net asset and liability positions in currencies other than the functional currency of our foreign subsidiaries. Our foreign currency exposure was not significant to our consolidated financial position as of March 31, 2022. We use foreign currency contracts as a way to mitigate foreign currency exposure from time to time.

In order to manage foreign currency risk related to the Chubb business intercompany financing structure, we entered into cross-currency swaps to manage the foreign currency risk of certain intercompany loans.

Other market risk

We are also exposed to market risks impacting our customer base due to the potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain ongoing discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, management believes it takes appropriate action to manage market and other risks, but there is no assurance management will be able to reasonably identify all risks with respect to the collectability of these assets. See also “Revenue Recognition from Contracts with Customers” under the Critical Accounting Policies section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are not effective at March 31, 2022 due to the material weaknesses in internal control over financial reporting described below, which were previously disclosed in Item 9A. “Controls and Procedures” of our Form 10-K for the year ended December 31, 2021.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2022 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2022 due to the material weaknesses described below.

Material Weaknesses in Internal Control

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We have identified control deficiencies as of March 31, 2022 related to an ineffective control environment, ineffective risk assessment, and ineffective information and communication resulting from an insufficient number of trained resources with expertise in implementation and operation of internal control over financial reporting and information technology systems. As a result, the Company had ineffective control activities related to the design and operation of process-level controls and general information technology controls across all financial reporting processes. These control deficiencies constitute material weaknesses in our internal control over financial reporting as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

We are executing our remediation plans to remediate the material weaknesses relating to our internal control over financial reporting, as described below. These plans include a detailed risk and controls assessment, key process walkthroughs and flowchart documentation, training, and execution of determined key controls. There were no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Plans

Management has undertaken various steps to continue remediating such control deficiencies and has seen improved results versus December 31, 2021. Given an effort of this magnitude, management believes that full remediation will most likely continue to extend over the next couple of years. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective. We are monitoring the effectiveness of our remediation plans and will make the changes management determines to be appropriate. Steps taken by us during the three months ended March 31, 2022 include the following:

•
internal audit continued to assess and document the adequacy of internal control over financial reporting, document steps to improve control processes, conduct testing of controls, and implement continuous reporting for internal control over financial reporting;
•
hired additional members to our accounting and finance team with the appropriate qualified experience in financial reporting, consolidations, technical accounting, and application of U.S. GAAP;
•
conducted broad based training over the application of the 2013 Framework for key process owners and control operators;
•
enhanced controls, procedures, and processes in our financial consolidation and reporting processes;
•
enhanced controls over critical processes, including revenue recognition, purchase accounting and financial reporting, and the related information technology systems; and
•
identified and designed controls to address segregation of duties issues.

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

PART II. OTHER INFORMATION

Item 1A. Risk factors

There have been no material changes to our risk factors contained in Part I, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company's purchase of equity securities during the quarter ended March 31, 2022:

During the Three Months Ended March 31, 2022	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2022 - January 31, 2022	—	$—	—	$—
February 1, 2022 - February 28, 2022	—	—	—	—
March 1, 2022 - March 31, 2022	531,431	21.08	531,431	239
Total	531,431	$21.08	531,431	$239

(1)
On March 9, 2022, we announced that our Board of Directors authorized a stock repurchase program (“SRP”) to purchase up to an aggregate of $250 million of shares of our common stock. Acquisitions pursuant to the SRP may be made from time to time through a combination of open market repurchases in compliance with Rule 10b-18 under the Exchange Act, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions, at our discretion, as permitted by securities laws and other legal requirements. In connection with the SRP, we may enter into Rule 10b5-1 trading plans which would generally permit us to repurchase shares at times when it might otherwise be prevented from doing so under the securities laws. The SRP will expire on February 29, 2024 unless otherwise modified or earlier terminated by our Board of Directors at any time in its sole discretion.

Item 4. Mine Safety Disclosures

Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

31.1*	Certification by Russell A. Becker, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Kevin S. Krumm, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Russell A. Becker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Kevin S. Krumm, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

APi GROUP CORPORATION

May 4, 2022	/s/ Russell A. Becker
Russell A. Becker
Chief Executive Officer
(Duly Authorized Officer)

May 4, 2022	/s/ Kevin S. Krumm
Kevin S. Krumm
Chief Financial Officer
(Principal Financial Officer)