Form 10-Q
period 2022-06-30
APi Group Corp
filed 2022-08-04
CIK 1796209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 233,771,493 shares of common stock as of July 28, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APi Group Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$330	$1,188
Restricted cash	3	302
Accounts receivable, net of allowances of $3 and $3 at June 30, 2022 and December 31, 2021, respectively	1,232	767
Inventories	149	69
Contract assets	480	217
Prepaid expenses and other current assets	167	83
Total current assets	2,361	2,626
Property and equipment, net	388	326
Operating lease right of use assets	226	101
Goodwill	2,226	1,106
Intangible assets, net	2,028	882
Deferred tax assets	63	73
Pension and post-retirement assets	617	—
Other assets	145	45
Total assets	$8,054	$5,159

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$3	$1
Accounts payable	448	236
Contingent consideration and compensation liabilities	23	22
Accrued salaries and wages	275	209
Contract liabilities	421	243
Operating and finance leases	64	27
Other accrued liabilities	219	129
Total current liabilities	1,453	867
Long-term debt, less current portion	2,814	1,766
Pension and post-retirement obligations	69	—
Contingent consideration and compensation liabilities	12	10
Operating and finance leases	172	79
Deferred tax liabilities	454	43
Other noncurrent liabilities	127	71
Total liabilities	5,101	2,836

Commitments and contingencies (Note 17)

5.5% Series B Redeemable Convertible Preferred Stock, $0.0001 par value, 800,000 authorized shares, 800,000 shares and 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $840	797	—

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value, 7,000,000 authorized shares, 4,000,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value, 500,000,000 authorized shares, 233,218,322 shares and 224,625,193 shares issued at June 30, 2022 and December 31, 2021, respectively (excluding 7,539,697 shares declared for stock dividend at December 31, 2021)	—	—
Additional paid-in capital	2,564	2,560
Accumulated deficit	(214)	(237)
Accumulated other comprehensive income (loss)	(194)	—
Total shareholders’ equity	2,156	2,323
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$8,054	$5,159

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$1,649	$978	$3,120	$1,781
Cost of revenues	1,214	746	2,309	1,368
Gross profit	435	232	811	413
Selling, general, and administrative expenses	376	185	759	368
Operating income (loss)	59	47	52	45
Interest expense, net	28	14	55	29
Loss on extinguishment of debt	—	9	—	9
Non-service pension benefit	(11)	—	(22)	—
Investment income and other, net	(2)	(6)	(2)	(9)
Other expense, net	15	17	31	29
Income (loss) before income taxes	44	30	21	16
Income tax provision (benefit)	14	9	(2)	3
Net income (loss)	$30	$21	$23	$13
Net income (loss) attributable to common shareholders:
Stock dividend on Series B Preferred Stock	(11)	—	(22)	—
Net income (loss) attributable to common shareholders	$19	$21	$1	$13

Net income (loss) per common share:
Basic	$0.06	$0.09	$0.01	$0.06
Diluted	0.06	0.09	0.01	0.06
Weighted average shares outstanding:
Basic	233	201	233	197
Diluted	266	206	266	202

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$30	$21	$23	$13
Other comprehensive income (loss):
Fair value change - derivatives, net of tax benefit (expense) of ($8), ($3), ($11), and ($3), respectively	22	9	31	8
Foreign currency translation adjustment	(166)	4	(225)	—
Comprehensive income (loss)	$(114)	$34	$(171)	$21

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	4,000,000	$—	224,625,193	$—	$2,560	$(237)	$—	$2,323
Net income (loss)	—	—	—	—	—	(7)	—	(7)
Fair value change - derivatives	—	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	—	(59)	(59)
Series A Preferred Stock dividend	—	—	7,539,697	—	—	—	—	—
Series B Preferred Stock dividend	—	—	519,469	—	—	—	—	—
Share repurchases	—	—	(531,431)	—	(11)	—	—	(11)
Profit sharing plan contributions	—	—	622,655	—	15	—	—	15
Share-based compensation and other, net	—	—	413,029	—	8	—	—	8
Balance, March 31, 2022	4,000,000	$—	233,188,612	$—	$2,572	$(244)	$(50)	$2,278
Net income (loss)	—	—	—	—	—	30	—	30
Fair value change - derivatives	—	—	—	—	—	—	22	22
Foreign currency translation adjustment	—	—	—	—	—	—	(166)	(166)
Series B Preferred Stock dividend	—	—	686,455	—	—	—	—	—
Share repurchases	—	—	(681,329)	—	(11)	—	—	(11)
Share-based compensation and other, net	—	—	24,584	—	3	—	—	3
Balance, June 30, 2022	4,000,000	$—	233,218,322	$—	$2,564	$(214)	$(194)	$2,156

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2020	4,000,000	$—	168,052,024	$—	$1,856	$(284)	$(14)	$1,558
Net income (loss)	—	—	—	—	—	(8)	—	(8)
Fair value change - derivatives	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	(4)
Series A Preferred Stock dividend			12,447,912		—		—	—
Warrants exercised	—	—	19,994,203	—	230	—	—	230
Profit sharing plan contributions			630,109		13		—	13
Share-based compensation and other, net	—	—	157,979	—	3	—	—	3
Balance, March 31, 2021	4,000,000	$—	201,282,227	$—	$2,102	$(292)	$(19)	$1,791
Net income (loss)	—	—	—	—	—	21	—	21
Fair value change - derivatives	—	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Share-based compensation and other, net	—	—	(1,140)	—	3	—	—	3
Balance, June 30, 2021	4,000,000	$—	201,281,087	$—	$2,105	$(271)	$(6)	$1,828

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$23	$13
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	38	39
Amortization	114	63
Restructuring charges, net of cash paid	8	—
Deferred taxes	(11)	(1)
Share-based compensation expense	9	6
Profit-sharing expense	6	7
Non-cash lease expense	33	16
Non-service pension benefit	(22)	—
Loss on extinguishment of debt	—	9
Pension contributions	(27)	—
Other, net	12	4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(57)	(24)
Contract assets	(91)	(42)
Inventories	(19)	(5)
Prepaid expenses and other current assets	(25)	(2)
Accounts payable	34	30
Accrued liabilities and income taxes payable	(49)	(54)
Contract liabilities	29	13
Other assets and liabilities	(69)	(53)
Net cash provided by (used in) operating activities	(64)	19
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,875)	(12)
Purchases of property and equipment	(34)	(34)
Proceeds from sales of property, equipment, held for sale assets, and businesses	6	11
Net cash provided by (used in) investing activities	(2,903)	(35)
Cash flows from financing activities:
Proceeds from long-term borrowings	1,101	350
Payments on long-term borrowings	(31)	(318)
Payments of debt issuance costs	(25)	(4)
Repurchases of common stock	(22)	—
Proceeds from equity issuances	797	230
Payments of acquisition-related consideration	(1)	(70)
Restricted shares tendered for taxes	(1)	(1)
Net cash provided by (used in) financing activities	1,818	187
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(9)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,158)	174
Cash, cash equivalents, and restricted cash, beginning of period	1,491	515
Cash, cash equivalents, and restricted cash, end of period	$333	$689
Supplemental cash flow disclosures:
Cash paid for interest	$48	$22
Cash paid for income taxes, net of refunds	16	45
Accrued consideration issued in business combinations	—	1
Shares of common stock issued to profit sharing plan	13	13

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

NOTE 2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements (the “Interim Statements”) include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These Interim Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheets as of December 31, 2021 were derived from audited financial statements for the year then ended but do not include all of the information and footnotes required by U.S. GAAP with respect to annual financial statements. In the opinion of management, the Interim Statements include all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the dates and periods presented. The Company revised its Condensed Consolidated Statements of Shareholders’ Equity for the three-month period ended March 31, 2022 to reclassify the Series B Preferred Stock dividend from Accumulated Deficit to Additional Paid-In Capital. It is recommended that these Interim Statements be read in conjunction with the Company’s audited annual consolidated financial statements and accompanying footnotes thereto for the year ended December 31, 2021. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Resegmentation

The Company has combined the leadership responsibility and full accountability for the Industrial Services and Specialty Services operating segments. As a result, beginning in 2022, the information for the legacy Industrial Services segment was combined with the legacy Specialty Services segment to form a new operating and reportable segment called Specialty Services. Accordingly, the Company presents financial information for the Safety Services and Specialty Services segments, the two operating segments and also the reportable segments. The Company's chief operating decision maker regularly reviews financial information to allocate resources and assess performance utilizing these reorganized segments.

Certain prior year amounts have been recast to conform to the current year presentation. Throughout these Interim Statements, unless otherwise indicated, amounts and activity reflect reclassifications related to the Company's resegmentation, as described in Note 21 - "Segment Information."

Cash, cash equivalents, and restricted cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Restricted cash is reported as restricted cash and other assets in the condensed consolidated balance sheets. Restricted cash reflects collateral against certain bank guarantees and amounts held in escrow.

Investments

The Company holds investments in joint ventures which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company’s share of earnings from the joint ventures was $1 during the three months ended June 30, 2022 and 2021, and $1 and $2 during the six months ended June 30, 2022 and 2021, respectively. The earnings are recorded within investment income and other, net in the condensed consolidated statements of operations. The investment balances were $3 and $4 as of June 30, 2022 and December 31, 2021, respectively, and are recorded within other assets in the condensed consolidated balance sheets.

Pension and post-retirement obligations

The Company's accounting policies related to pension and post-retirement obligations are disclosed in Note 15 - "Pension".

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

See the recent accounting pronouncements discussion below for information pertaining to the effects of recently adopted and other recent accounting pronouncements as updated from the discussion in the Company’s 2021 audited consolidated financial statements included in the Company’s Form 10-K filed on March 1, 2022.

Accounting standards issued and adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from the London Interbank Offered Rate ("LIBOR") to alternative reference rates, such as the Secured Overnight Financing Rate, that are completed by December 31, 2022. The Company adopted this standard on January 1, 2022, and it did not have an impact on the consolidated financial statements. The Company will continue to use the one-month LIBOR until it is phased out on June 30, 2023 and does not expect the transition from LIBOR to alternative reference interest rates to have a significant impact to operating results, financial position or cash flows, but will continue to monitor the impact of this transition until it is completed.

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

NOTE 4. BUSINESS COMBINATIONS

The Company continually evaluates potential acquisitions that strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. Acquisitions are accounted for as business combinations using the acquisition method of accounting. As such, the Company makes a preliminary allocation of the purchase price to the tangible assets and identifiable intangible assets acquired and liabilities assumed. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Purchase price is allocated to acquired assets and liabilities assumed based upon their estimated fair values, with limited exceptions as permitted pursuant to U.S. GAAP, as determined based on estimates and assumptions deemed reasonable by the Company. The Company engages third-party valuation specialists to assist with preparation of critical assumptions and calculations of the fair value of acquired tangible and intangible assets in connection with significant acquisitions. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Goodwill is attributable to the workforce of the acquired businesses, the complementary strategic fit and resulting synergies these businesses bring to existing operations, and the opportunities in new markets expected to be achieved from the expanded platform.

2022 Chubb Acquisition

On January 3, 2022, the Company completed its acquisition of the Chubb fire and security business (the "Chubb Acquisition"). The Chubb fire and security business (the "Chubb business") is a globally recognized fire safety and security services provider, offering customers complete and reliable services from design and installation to monitoring and on-going maintenance and recurring services. The Chubb business is headquartered in the United Kingdom, and has operations in 17 countries, expanding the Company's geographic footprint to a total of approximately 20 countries. The results of the Chubb business are reported within the Company's Safety Services segment.

The total net consideration after estimated working capital adjustments was $2,899, which included aggregate cash consideration of $2,935 paid by the Company for the stock purchase of the Chubb business. Cash consideration was funded through a combination of cash on hand and net proceeds from the private placement of Series B Preferred Stock (as defined in Note 16 - "Related-Party Transactions"), the offering of the 4.750% Senior Notes, and the 2021 Term Loan (both defined in Note 12 - "Debt"). Total consideration is still subject to post closing adjustments, which the Company anticipates will be finalized during the fourth quarter of 2022.

During the three and six months ended June 30, 2022, the Company incurred transaction costs of $0 and $24, respectively, which were expensed and included as a component of selling, general, and administrative expenses in the condensed consolidated statements of operations.

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

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the Chubb Acquisition:

Cash	$60
Accounts receivable	438
Inventories	67
Contract assets	183
Other current assets	20
Property and equipment	67
Operating lease right of use assets	154
Pension and post-retirement assets	626
Other noncurrent assets	20
Intangible assets	1,385
Goodwill	1,229
Accounts payable	(191)
Contract liabilities	(162)
Accrued expenses	(219)
Finance and operating lease liabilities	(154)
Pension and post-retirement obligations	(75)
Deferred tax liabilities	(465)
Other noncurrent liabilities	(84)
Net assets acquired	$2,899

Since the Chubb Acquisition occurred on January 3, 2022, the Company has not finalized its accounting for any areas of purchase price allocation related to the Chubb Acquisition. The Company anticipates that it will finalize its accounting for the Chubb Acquisition during the fourth quarter of 2022. During the three months ended June 30, 2022, the Company recorded a measurement period adjustments, primarily related to working capital balances, property, leases, and other noncurrent liabilities. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Company has assigned the provisional goodwill of $1,229 to its Safety Services reportable segment (see Note 7 - "Goodwill and Intangibles"). Based on U.S. income tax principles related to acquisitions of non-U.S. entities, the Company does not expect any of the provisional amount of goodwill to be deductible for U.S. income tax purposes.

The Company has identified the following significant intangible assets: customer relationships, trade names and trademarks, and contractual backlog. As of the effective date of the Chubb Acquisition, identifiable intangible assets are required to be measured at fair value, and these assets could include assets that are not intended to be used or sold or that are intended to be used in a manner other than their highest and best use. For purposes of these condensed consolidated financial statements, the fair value and weighted-average useful lives of these intangible assets have been estimated using variations of the income approach. Specifically, the excess earnings method was utilized to estimate the fair value of the customer relationships and the contractual backlog. The relief from royalty method was utilized to estimate the fair value of the trade names and trademarks. Significant inputs used to value these intangible assets include projections of future cash flows, long-term growth rates, customer attrition rates, discount rates, royalty rates, and applicable income tax rates.

The following table summarizes the preliminary fair value of the identifiable intangible assets:

Customer relationships	$825
Trade names and trademarks	550
Contractual backlog	10
Total intangibles	$1,385

The estimated useful lives over which the intangible assets will be amortized are as follows: customer relationships (15 years), trade names and trademarks (15 years), and contractual backlog (1 year).

The results of operations for the Chubb business are included in the consolidated financial statements of the Company from the date of acquisition.

Pro forma consolidated financial information

The following pro forma consolidated financial information reflects the results of operations of the Company for the three and six months ended June 30, 2021 as if the Chubb Acquisition and related financing had occurred as of January 1, 2021, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of the Chubb business and are not necessarily indicative of what the Company’s operating results would have been had the Chubb Acquisition and related financing taken place on January 1, 2021.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Net revenues	$1,532	$2,883
Net income (loss)	(12)	(53)

Pro forma financial information is presented as if the operations of Chubb had been included in the consolidated results of the Company since January 1, 2021, and gives effect to transactions that are directly attributable to the Chubb Acquisition and related financing. Adjustments, net of related tax impacts, include: additional depreciation and amortization expense related to the fair value of acquired property and equipment and intangible assets as if such assets were acquired on January 1, 2021; costs related to the fair value step-up of acquired inventory; interest expense under the Company’s 2021 Term Loan and 4.750% Senior Notes (both defined in Note 12 - "Debt") as if the amounts borrowed to partially finance the purchase price were borrowed on January 1, 2021.

Total cumulative transaction-related costs of $44 were expensed and have been included as a component of selling, general, and administrative expenses, were reflected as if the transaction occurred as of January 1, 2021.

2021 Acquisitions

The Company completed the acquisitions of Premier Fire & Security, Inc. ("Premier Fire") in July 2021, and Northern Air Corporation ("NAC") in November 2021, both included in the Safety Services segment, as well as several other individually immaterial acquisitions. Total purchase consideration for all of the completed acquisitions of $113 consisted of cash paid at closing of $93, gross cash acquired of $7, and accrued consideration of $20. The results of operations of these acquisitions are included in the Company’s condensed consolidated statements of operations from their respective dates of acquisition.

The Company has not finalized its accounting for the NAC acquisition. The area of the purchase price allocation that is not yet finalized for the NAC acquisition is the valuation of income tax related matters. During the six months ended June 30, 2022, the Company recorded a measurement period adjustment, primarily related to a reclassification between intangible assets and goodwill for the NAC acquisition. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. Based on preliminary estimates, the total amount of goodwill from the 2021 acquisitions expected to be deductible for tax purposes is $48. See Note 7 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

	Premier Fire	NAC	Other 2021 Acquisitions
Cash paid at closing	$32	$36	$25
Accrued consideration	7	4	9
Total consideration	$39	$40	$34

Cash	$3	$2	$2
Current assets	10	22	6
Property and equipment	1	2	2
Intangible assets, net	14	13	11
Goodwill	17	13	19
Current liabilities	(6)	(12)	(6)
Net assets acquired	$39	$40	$34

For the three months ended June 30, 2022, net revenues and operating income from the Company's material acquisitions that closed over the previous 12 months was $560 and $4, respectively. For the six months ended June 30, 2022, net revenues and operating income from the material acquisitions that closed over the previous 12 months was $1,103 and $14, respectively.

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

The total contingent compensation arrangement liability was $16 and $12 at June 30, 2022 and December 31, 2021, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $20 and $57, inclusive of the $16 and $12, accrued as of June 30, 2022 and December 31, 2021, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.

The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 8 - "Fair Value of Financial Instruments."

The total liability for deferred payments was $15 at both June 30, 2022 and December 31, 2021, and are included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented.
NOTE 5. Restructuring

During the three months ended June 30, 2022, the Company initiated a multi-year restructuring program to drive efficiencies and synergies and optimize operating margin. The Company expects to incur expenses related to workforce reductions, lease termination costs, and other facility rationalization costs over the next three years. The Company recorded total restructuring costs of $11, of which $2 was recorded in cost of revenues and $9 in selling, general, and administrative expenses on the condensed consolidated statements of operations for both the three and six months ended June 30, 2022, within the Safety Services segment. The amounts recognized in the period relate to costs associated with workforce reductions. As of June 30, 2022, the Company had $8 in restructuring liabilities recorded in other accrued liabilities on the condensed consolidated balance sheets for this plan, which are expected to be paid within the next six to nine months. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in the coming quarters in connection with these activities, but is unable to estimate those amounts at this time as such plans are not yet finalized.

The following table summarizes the Company's 2022 restructuring program for the six month period ended June 30, 2022:

Six Months Ended June 30, 2022
Balance as of December 31, 2021	$—
Charged to cost of revenues - employee related	2
Charged to selling, general, and administrative expenses - employee related	9
Payments	(3)
Currency translation adjustment and other	—
Balance as of June 30, 2022	$8

NOTE 6. NET REVENUES

Under ASC 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when or as control of promised goods and services are transferred to customers, and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. Net revenues are primarily recognized by the Company over time utilizing the cost-to-cost measure of progress. Net revenues recognized at a point in time primarily relate to distribution contracts and short-term time and materials contracts.

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

The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the three and six months ended June 30, 2022 and 2021. Prior period balances in this table have been recast to reflect current period presentation, as described in Note 2 - "Basis of Presentation and Significant Accounting Policies." Disaggregated net revenues information is as follows:

	Three Months Ended June 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$1,007	$—	$—	$1,007
Mechanical	139	—	—	139
Infrastructure / Utility	—	366	—	366
Fabrication	—	53	—	53
Specialty Contracting	—	99	—	99
Corporate and Eliminations	—	—	(15)	(15)
Net revenues	$1,146	$518	$(15)	$1,649

	Three Months Ended June 30, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$403	$—	$—	$403
Mechanical	109	—	—	109
Infrastructure / Utility	—	265	—	265
Fabrication	—	58	—	58
Specialty Contracting	—	153	—	153
Corporate and Eliminations	—	—	(10)	(10)
Net revenues	$512	$476	$(10)	$978

	Six Months Ended June 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$1,958	$—	$—	$1,958
Mechanical	262	—	—	262
Infrastructure / Utility	—	508	—	508
Fabrication	—	107	—	107
Specialty Contracting	—	315	—	315
Corporate and Eliminations	—	—	(30)	(30)
Net revenues	$2,220	$930	$(30)	$3,120

	Six Months Ended June 30, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$771	$—	$—	$771
Mechanical	207	—	—	207
Infrastructure / Utility	—	430	—	430
Fabrication	—	139	—	139
Specialty Contracting	—	251	—	251
Corporate and Eliminations	—	—	(17)	(17)
Net revenues	$978	$820	$(17)	$1,781

	Three Months Ended June 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$534	$507	$(15)	$1,026
France	144	—	—	144
Other	468	11	—	479
Net revenues	$1,146	$518	$(15)	$1,649

	Three Months Ended June 30, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$422	$467	$(10)	$879
France	—	—	—	—
Other	90	9	—	99
Net revenues	$512	$476	$(10)	$978

	Six Months Ended June 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,008	$916	$(30)	$1,894
France	292	—	—	292
Other	920	14	—	934
Net revenues	$2,220	$930	$(30)	$3,120

	Six Months Ended June 30, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$805	$807	$(17)	$1,595
France	—	—	—	—
Other	173	13	—	186
Net revenues	$978	$820	$(17)	$1,781

The Company’s contracts with its customers generally require significant services to integrate complex activities and equipment into a single deliverable and are, therefore, generally accounted for as a single performance obligation to provide a single contracted service for the duration of the project. For contracts with multiple performance obligations, the transaction price of a contract is allocated to each performance obligation and recognized as net revenues when or as the performance obligation is satisfied using the estimated stand-alone selling price of each distinct good or service. The stand-alone selling price is estimated using the expected cost plus a margin approach for each performance obligation. The Company utilizes the practical expedient under ASC 606 and does not disclose unsatisfied performance obligations for service contracts as these contracts generally have an original duration of less than one year. For those in-process contracts with an original duration exceeding one year, the aggregate amount of transaction price allocated to the performance obligations unsatisfied at June 30, 2022 was $543. The Company expects to recognize revenue on approximately 50% of the remaining performance obligations over the next 12 months.

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

Changes in the estimates of transaction prices are recognized in net revenues on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates may also result in the reversal of previously recognized net revenues if the ultimate outcome differs from the Company’s previous estimate. For the three and six months ended June 30, 2022 and 2021, there were no significant reversals of net revenues recognized associated with the revision of transaction prices. The Company typically does not incur any returns, refunds or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of performance.

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

The Company utilizes the practical expedient under ASC 606 and does not adjust for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of performance for the Company’s services. As of June 30, 2022, none of the Company’s contracts contained a significant financing component. Contract liabilities from the Company’s contracts arise when amounts invoiced to the Company’s customers exceed net revenues recognized under the cost-to-cost measure of progress. Contract liabilities also include advance payments from the Company’s customers on certain contracts. Contract liabilities decrease as the Company recognizes net revenues from the satisfaction of the related performance obligation. Contract assets and contract liabilities are classified as current in the condensed consolidated balance sheets as all amounts are expected to be relieved within one year.

The balances of accounts receivable, net of allowances, contract assets and contract liabilities from contracts with customers as of June 30, 2022 and December 31, 2021 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance as of June 30, 2022	$1,232	$480	$421
Balance as of December 31, 2021	767	217	243

The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At June 30, 2022 and December 31, 2021, retentions receivable were $130 and $117, respectively, while the portions that may not be received within one year were $29 and $25, respectively. There were no other significant changes due to business acquisitions or significant changes in estimates of contract progress or transaction price. There were no significant impairments of contract assets recognized during the period.

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

NOTE 7. GOODWILL AND INTANGIBLES

Goodwill

The following table provides disclosure of goodwill by segment as of June 30, 2022 and December 31, 2021. Prior period balances in this table have been recast to reflect current period presentation, as described in Note 2 - "Basis of Presentation and Significant Accounting Policies," The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2022 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2021	$925	$181	$1,106
Acquisitions	1,229	—	1,229
Measurement period adjustments and other (1)	(109)	—	(109)
Goodwill as of June 30, 2022	$2,045	$181	$2,226

(1)
Measurement period adjustments and other includes fluctuations due to foreign currency translation and measurement period adjustments recorded during the six months ended June 30, 2022 related to purchase accounting adjustments for acquisitions completed during the previous twelve months (see Note 4 - "Business Combinations").

Intangibles

The Company’s identifiable intangible assets are comprised of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.5	$109	$(104)	$5
Customer relationships	11.5	1,605	(296)	1,309
Trade names and trademarks	13.8	780	(66)	714
Total		$2,494	$(466)	$2,028

	December 31, 2021
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.8	$101	$(97)	$4
Customer relationships	6.4	859	(221)	638
Trade names and trademarks	12.7	280	(40)	240
Total		$1,240	$(358)	$882

Amortization expense recognized on identifiable intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$4	$2	$7	$3
Selling, general, and administrative expenses	53	30	107	60
Total intangible asset amortization expense	$57	$32	$114	$63

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

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of June 30, 2022 and December 31, 2021:

	Fair Value Measurements at June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$23	$—	$23
Cash flow hedges - cross currency contracts	—	18	—	18
Net investment hedges	—	33	—	33
Fair value hedges	—	38	—	38
Derivatives not designated as hedge instruments
Foreign currency contracts	—	—	—	—
Total	$—	$112	$—	$112

Financial liabilities:
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$(10)	$—	$(10)
Fair value hedges	—	(1)	—	(1)
Derivatives not designated as hedge instruments
Foreign currency contracts	—	—	—	—
Contingent consideration obligations	—	—	(4)	(4)
Total	$—	$(11)	$(4)	$(15)

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Derivatives designated as hedge instruments
Cash flow hedges - cross currency swaps	$—	$6	$—	$6
Net investment hedges	—	12	—	12
Total	$—	$18	$—	$18

Financial liabilities:
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$(11)	$—	$(11)
Derivatives not designated as hedge instruments
Foreign currency contracts	—	—	—	—
Contingent consideration obligations	—	—	(4)	(4)
Total	$—	$(11)	$(4)	$(15)

The Company determines the fair value of its derivative instruments designated as hedge instruments using standard pricing models and market-based assumptions for all inputs such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2.

Contingent consideration obligations

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

The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Six Months Ended June 30, 2022
Balance as of December 31, 2021	$4
Issuances	—
Settlements	—
Adjustments to fair value	—
Balance as of June 30, 2022	$4
Number of open contingent consideration arrangements at the end of period	3
Maximum potential payout at end of period	$5

At June 30, 2022, the remaining open contingent consideration arrangements are set to expire at various dates through 2023. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three and six months ended June 30, 2022.

Fair value estimates

The following table presents the carrying amount and fair value of the Company’s non-variable interest rate debt (“4.125% Senior Notes,” and "4.750% Senior Notes," as defined in Note 12 – “Debt”), including current portion and excluding unamortized debt issuance costs, which is estimated by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying values of variable interest rate long-term debt, including current portions and excluding accrued interest, approximate their fair values because of the variable interest rates of these instruments, which generally are reset monthly.

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.125% Senior Notes	$350	$280	$350	$348
4.750% Senior Notes	300	241	300	305

NOTE 9. DERIVATIVES

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

During the second quarter of 2022, the Company entered into an aggregate $400 notional amount of interest rate swaps that exchange a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 3.46% over the term of the agreements, which mature in January 2028. These swaps are forward-starting and are effective commencing January 2023.

As of June 30, 2022, the Company had $1,120 notional amount outstanding in swap agreements, which includes the aggregate $400 notional amount of forward-starting swaps, and a 5-year $720 notional amount interest rate swap with a maturity date of October 2024. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. As of June 30, 2022, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 1.62%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of accumulated other comprehensive income (loss) ("AOCI").

Variations in the assets and liability balances are primarily driven by changes in the applicable forward yield curves related to LIBOR. The fair value of the effective interest rate swaps designated as hedging instruments was an asset of $23 and a liability of $11 as of June 30, 2022 and December 31, 2021, respectively. The fair value of the forward-starting interest rate swaps designated as hedging instruments was liability of $10 as of June 30, 2022.

The Company recorded interest expense of $2 and $3 during the three months ended June 30, 2022 and 2021, respectively, and $4 and $5 of interest expense during the six months ended June 30, 2022 and 2021, respectively, related to interest rate swaps.

Cross currency swaps

The Company enters into cross currency exchange contracts utilized to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. The settlement or extension of these derivatives will result in reclassifications (from AOCI) to earnings in the period during which the hedged transactions affect earnings. The Company periodically assesses whether its currency exchange contracts are effective, and when a contract is determined to be no longer effective as a hedge, the Company discontinues hedge accounting prospectively.

During 2021, the Company entered into two cross-currency swaps designated as cash flow hedges with gross notional U.S. dollar equivalent amounts of $26 and $94 with maturity dates of September 2027 and 2030, respectively. The total fair value of the cross-currency hedges was an asset of $18 and $6 as of June 30, 2022 and December 31, 2021, respectively. The Company recognized income of $7 and $10 in investment income and other, net, during the three and six months ended June 30, 2022, respectively, and expense of $3 and income of less than $1 in investment income and other, net, during the three and six months ended June 30, 2021, respectively.

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

The fair value previously recognized in AOCI related to interest rate movements of the dedesignated swap is being amortized to interest expense on a straight-line basis through the third quarter 2029. The Company recorded interest income of $1 and $2 during the three and six months ended June 30, 2022, respectively. The amount amortized from AOCI into interest expense during the three and six months ended June 30, 2021 was immaterial.

The fair value of the foreign currency swaps designated as net investment hedges was an asset of $33 and $12 as of June 30, 2022 and December 31, 2021, respectively.

Fair value hedges

The Company has certain intercompany loans subject to changes in foreign currency exchange rates. To hedge these exposures, during the first quarter of 2022, the Company entered into three cross currency swaps each with maturity dates of January 2027. These contracts are designated as fair value hedges with gross notional U.S. dollar equivalents of $271, $241, and $209 in GBP, CAD, and EUR, respectively. The Company measures the effectiveness of fair value hedges of anticipated transactions on a spot-to-spot basis. Accordingly, the spot-to-spot change in the derivative fair values are recorded in the condensed consolidated statements of operations and perfectly offset the spot-to-spot change in the underlying intercompany loans, and as such, these hedges are deemed highly effective. The excluded component of the fair values of these derivatives is reported in AOCI within shareholders’ equity in the condensed consolidated balance sheets. Any cash flows associated with these instruments are included in operating activities in the condensed consolidated statements of cash flows.

The fair value of these hedges were an asset of $38 and a liability of $1 as of June 30, 2022, respectively, and are included in other noncurrent liabilities and other assets. The Company recognized income of $38 and $44 in investment income and other, net, during the three and six months ended June 30, 2022, respectively.

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

The Company recognized income of $2 and $3 in investment income and other, net, during the three and six months ended June 30, 2022, respectively, and an immaterial amount during the three and six months ended June 30, 2021.

As of June 30, 2022 and December 31, 2021, foreign currency contracts carried immaterial balances within other non current liabilities and other assets.

NOTE 10. PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of June 30, 2022 and December 31, 2021 are as follows:

	Estimated Useful Lives (In Years)	June 30, 2022	December 31, 2021
Land	N/A	$32	$26
Building	39	92	77
Machinery and equipment	1-20	280	228
Autos and trucks	4-10	117	106
Office equipment	3-7	32	26
Leasehold improvements	1-15	25	18
Total cost		578	481
Accumulated depreciation		(190)	(155)
Property and equipment, net		$388	$326

Depreciation expense related to property and equipment, including finance leases, was $19 and $20 during the three months ended June 30, 2022 and 2021, respectively, and $38 and $39 during the six months ended June 30, 2022 and 2021, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the condensed consolidated statements of operations.

NOTE 11. LEASES

The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. Under ASC 842, Leases a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.

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

The future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2022 is as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2022	$35	$2	$37
2023	61	4	65
2024	44	3	47
2025	31	3	34
2026	20	1	21
2027	15	1	16
Thereafter	40	—	40
Total lease payments	$246	$14	$260
Less imputed interest	(23)	(1)	(24)
Total present value of lease liabilities	$223	$13	$236
Operating and finance leases - current	$60	$4	$64
Operating and finance leases - non-current	163	9	172
Total present value of lease liabilities	$223	$13	$236

Supplemental condensed consolidated balance sheets information related to leases is as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	5.6 years	6.0 years
Finance leases	3.4 years	2.8 years

Weighted-average discount rate:
Operating leases	3.1%	3.4%
Finance leases	3.0%	2.3%

NOTE 12. DEBT

Debt obligations consist of the following:

	Maturity Date	June 30, 2022	December 31, 2021
Term loan facility
2019 Term Loan	October 1, 2026	$1,127	$1,140
Revolving Credit Facility	October 1, 2026	—	—
2021 Term Loan	January 3, 2029	1,085	—
Senior notes
4.125% Senior Notes	July 15, 2029	350	350
4.750% Senior Notes	October 15, 2029	300	300
Other obligations		3	1
Total debt obligations		2,865	1,791
Less: unamortized deferred financing costs		(48)	(24)
Total debt, net of deferred financing costs		2,817	1,767
Less: short-term and current portion of long-term debt		(3)	(1)
Long-term debt, less current portion		$2,814	$1,766

Term loan facility

As of June 30, 2022, the Company had $1,127 of principal outstanding under the 2019 Term Loan. During the six months ended June 30, 2022, the Company made payments of $13 on the 2019 Term Loan. As of June 30, 2022, the Company had a 5-year interest rate swap with respect to $720 of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a fixed rate of 1.62% per annum. Accordingly, the Company's fixed interest rate per annum on the swapped $720 notional value of the 2019 Term Loan is 4.12% through its maturity. The remaining $407 of the 2019 Term Loan balance will bear interest at 4.16% per annum based on one-month LIBOR plus 250 basis points, but the rate will fluctuate as LIBOR fluctuates. Refer to Note 9 - "Derivatives" for additional information.

The Company completed an amendment to its credit agreement during the first quarter of 2022 ("2022 Incremental Amendment") and entered into an incremental $1,100 term loan ("2021 Term Loan"), with a maturity date of January 3, 2029. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 1.75% or (2) Stock Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.75%. The 2021 Term Loan balance will bear interest at 4.42% per annum based on one-month LIBOR plus 275 basis points, but the rate will fluctuate as LIBOR fluctuates. During the six months ended June 30, 2022, the Company made payments of $15 on the 2021 Term Loan.

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

At June 30, 2022 and December 31, 2021, the Company had no amounts outstanding under the Revolving Credit Facility, and $443 and $227 was available at June 30, 2022 and December 31, 2021, respectively, after giving effect to $57 and $73 of outstanding letters of credit.

As of June 30, 2022 and December 31, 2021, the Company was in compliance with all applicable debt covenants.

Information related to 2021 issuances and extinguishments of long-term debt are described in Note 11 - "Debt" in the Company’s 2021 Annual Report on Form 10-K.

Senior notes

4.125% Senior Notes

During 2021, the Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (“4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The Company used the net proceeds from the sale of the 4.125% Senior Notes to prepay a portion of the 2019 Term Loan, repay a previously outstanding term loan of $250, and fund general corporate purposes.

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

The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of June 30, 2022 and December 31, 2021.

Other obligations

As of June 30, 2022 and December 31, 2021, the Company had $3 and $1 in notes outstanding, respectively, for the acquisition of equipment and vehicles.

Approximate annual maturities, excluding amortization of debt issuance costs, of the Company's financing arrangements for the periods subsequent to June 30, 2022 are as follows:

Remainder of 2022	$2
2023	7
2024	11
2025	11
2026	1,138
2027	11
Thereafter	1,685
Total	$2,865

Note 13. Income Taxes

The Company’s quarterly income tax provision (benefit) is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision (benefit) between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items. The Company’s effective tax rate was 31.8% and 28.9% for the three months ended June 30, 2022 and 2021, respectively, and (11.3%) and 17.0% for the six months ended June 30, 2022 and 2021, respectively. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the six months ended June 30, 2022 and 2021 is due to nondeductible permanent items, state taxes, and the reversal of the Company’s indefinite reinvestment assertion.

As of June 30, 2022, the Company’s deferred tax assets included a valuation allowance of $101 primarily related to certain deferred tax assets of the Company’s foreign subsidiaries and a capital loss carryforward in the U.S. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of June 30, 2022, the Company had gross federal, state, and foreign net operating loss carryforwards of approximately $0, $32 and $86, respectively. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2027. The foreign net operating losses generally have carryback periods of three years, carryforward periods of twenty years, or are indefinite, and begin to expire in 2036.

The Company’s liability for unrecognized tax benefits is recorded within other non-current liabilities in the condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the total gross unrecognized tax benefits were $2 and $2, respectively. The Company had accrued gross interest and penalties as of June 30, 2022 and December 31, 2021 of $0 and $1, respectively. During the three and six months ended June 30, 2022 and 2021, the Company recognized net interest expense of less than $1 for all periods.

If all of the Company’s unrecognized tax benefits as of June 30, 2022 were recognized, $2 would impact the Company’s effective tax rate. The Company expects $1 of unrecognized tax benefits to expire in the next twelve months due to lapses in the statute of limitations.

As of June 30, 2022, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2014. There are various other audits in state and foreign jurisdictions. No adjustments have been proposed and the Company does not expect the results of the audits to have a material impact on the consolidated financial statements.

On December 27, 2020, the Consolidated Appropriations Act was signed into law, which included a temporary provision that allows for a 100 percent deduction for business meals expenses purchased from a restaurant between December 31, 2020 and January 1, 2023. The tax law changes in the Consolidated Appropriations Act did not have a material impact on the Company’s quarterly income tax provision.

Note 14. Employee Benefit Plans

Multiemployer pension plans

Certain Company subsidiaries, including certain subsidiaries in Canada, contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within costs of revenues. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time, and the plans in which they participate, vary depending upon the location and number of ongoing projects and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $27 and $24 during the three months ended June 30, 2022 and 2021, respectively, and $51 and $43 during the six months ended June 30, 2022 and 2021, respectively.

Defined benefit pension plans

The Company assumed both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants. Refer to Note 15 - "Pension" for more information on these plans.

Profit sharing plans

The Company has a trustee-administered profit sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and also adopted a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors. In connection with these plans, the Company recognized $4 in expense during both the three months ended June 30, 2022 and 2021, and $6 and $7 in expense during the six months ended June 30, 2022 and 2021, respectively.

Employee stock purchase plan

Most of the Company’s employees in the U.S. and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. The Company recognized $1 of expense during both the three months ended June 30, 2022 and 2021, and $2 of expense during both the six months ended June 30, 2022 and 2021.

Post-retirement benefit plans

As part of the Chubb Acquisition, the Company assumed an unfunded post-retirement benefit plan that provides life benefits to certain eligible retirees in Canada. As of June 30, 2022, the benefit obligation was $4. The PBO discount rate was 3.0% at June 30, 2022.

Benefit payments, including amounts to be paid from corporate assets, and reflecting expected future service, as appropriate, are expected to be less than $1 for 2023 through 2028, and thereafter.

Note 15. PENSION

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

Guidance under the Financial Accounting Standards Board ("FASB") ASC Topic 715: Compensation – Retirement Benefits requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under this guidance, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. Pension and post-retirement obligation balances and related costs reflected within the condensed consolidated balance sheets include costs directly attributable to plans dedicated to the Company.

January 3, 2022
Plan assets	$2,615

January 3, 2022
Projected benefit obligation ("PBO") funded status
Fair value of plan assets	$2,615
Benefit obligations	(2,041)
Funded status of plans	$574

Supplemental condensed consolidated balance sheets information related to pension is as follows:

January 3, 2022
Pension and post-retirement benefits	$626
Other accrued liabilities	—
Other noncurrent liabilities	(52)
Net amount recognized	$574

Information for pension plans with accumulated benefit obligations in excess of plan assets:

January 3, 2022
PBO	$78
Accumulated benefit obligation	64
Fair value of plan assets	26

Information for pension plans with projected benefit obligations in excess of plan assets:

January 3, 2022
PBO	$78
Accumulated benefit obligation	64
Fair value of plan assets	26

The components of the net periodic pension benefit for the defined benefit pension plans are as follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Service cost	$4	$6
Interest cost	8	17
Expected return on plan assets	(18)	(38)
Net periodic pension benefit	$(6)	$(15)

Major assumptions used in determining the benefit obligation and net periodic benefit cost for pension plans are presented in the following table as weighted averages:

	Three and Six Months Ended June 30, 2022
	Benefit Obligation	Net Periodic Benefit Cost
Discount rates:
PBO	1.9%	1.9%
Interest cost	—	1.7%
Service cost	—	2.2%
Salary scale	2.9%	2.9%
Expected return on plan assets	—	3.1%

Non-U.S. pension plan assets are typically managed by decentralized fiduciary committees. The disclosure below of asset categories is presented in aggregate for 12 defined benefit plans in 7 countries; however, there is variation in asset allocation policy from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country. Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary.

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

Note 16. Related-Party Transactions

Annual dividends for Series A Preferred Stock were declared as of December 31, 2021 and settled in shares during January 2022. The Company issued 7,539,697 shares in January 2022 to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company’s Board of Directors. In addition, the Company incurred advisory fees of $1 during the three months ended June 30, 2022 and 2021, and $2 during the six months ended June 30, 2022 and 2021, payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors.

On January 3, 2022, the Company issued and sold 800,000 shares of the Company’s 5.5% Series B Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $800. Of the 800,000 shares issued and sold, 200,000 shares were sold to Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), which is the aggregate owner of more than 5% of the Company's outstanding stock, for an aggregate purchase price of $200.

The Company has entered into sales contracts with Royal Oak Enterprises, an entity controlled by a co-chair of the Company's Board of Directors, and recorded $2 and $5 in net revenues for the three and six months ended June 30, 2022, respectively, and as of June 30, 2022 had $3 in accounts receivable, net of allowances.

From time to time, the Company also enters into other immaterial related party transactions.

NOTE 17. Commitments and contingencies

The Company is unable to predict the final outcome of the following matters based on the information currently available except otherwise noted. However, the Company does not believe that the resolution of any of these matters will have a material adverse effect upon the Company's results of operations, cash flows, or financial condition.

Environmental and asset retirement obligations

The Company's operations are subject to environmental regulation by various authorities. The Company has accrued for the costs of environmental remediation activities, including but not limited to, investigatory, remediation, operating and maintenance costs and performance guarantees, and periodically reassess these amounts. Management believes that the likelihood of incurring losses materially in excess of the amounts accrued is remote. The Company has recorded the fair value associated with the retirement of these obligations. Over time, the liability is increased for changes in its present value and the capitalized cost is depreciated over the useful life of the related asset.

The outstanding liability for these obligations was $20 and $6, and was included in other noncurrent liabilities as of June 30, 2022 and December 31, 2021, respectively.

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

NOTE 18. SHAREHOLDERS’ EQUITY and redeemable convertible preferred stock

Shareholders' equity

Series A Preferred Stock

The Company has 4,000,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2022 ("Series A Preferred Stock"). The Series A Preferred Stock will be automatically converted into shares of common stock on a one for one basis upon the last day of 2026. The holders of the Series A Preferred Stock are entitled to receive an annual dividend in the form of common stock or cash, at the Company’s sole option based on the increase in the market price of the Company’s common stock.

Stock Repurchases

The Company is authorized to purchase up to an aggregate of $250 of shares of the Company’s common stock pursuant to the stock repurchase program ("SRP"), which will expire on February 29, 2024 unless otherwise modified or terminated by the Company's Board of Directors. The SRP authorizes open market, private, and accelerated share repurchase transactions. During the three months ended June 30, 2022, the Company repurchased 681,329 shares of common stock for approximately $11. During the six months ended June 30, 2022, the Company repurchased 1,212,760 shares of common stock for approximately $22. As of June 30, 2022, the Company had approximately $228 of authorized repurchases remaining under the SRP.

Redeemable Convertible Preferred Stock

Series B Preferred Stock

During the first quarter of 2022, the Company authorized, issued, and sold, for an aggregate purchase price of $800, 800,000 shares of the Company’s 5.5% Series B Preferred Stock, par value $0.0001 per share. The holders of the Series B Preferred Stock are entitled to dividends at the rate of 5.5% per annum, payable in cash or the Company’s common stock, at the Company's election. The Series B Preferred Stock ranks senior to the Company's common stock and Series A Preferred Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company. The Series B Preferred Stock is classified as redeemable convertible preferred stock on the condensed consolidated balance sheets due to a provision that a change in control or de-listing of the Company could require the Company to redeem the Series B Preferred Stock for cash at the election of the holder.

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

Dividends

The holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% as and when declared by the board of directors, prior and in preference to any declaration or payment of any dividend on the Company's common stock and Series A Preferred Stock. Series B Preferred Stock dividends are cumulative and accrued quarterly, in cash or in common stock, based on an annual 5.5% dividend rate. The Company declared a Series B Preferred Stock dividend and issued $11 or 686,455 shares of common stock and $22 or 1,205,924 shares of common stock during the three and six months ended June 30, 2022, respectively. If regular dividends are to be paid in shares of common stock, then each holder shall be entitled to receive such number of whole shares of common stock as is determined by dividing the pro rata amount of regular dividends to which a holder is entitled by the average price per share of common stock over the dividend determination period from dividend notice until the payment date.

Note 19. Share-based compensation

The Company maintains a 2019 Equity Incentive Plan (the “2019 Plan”), which allows for grants of share-based awards. The Company has issued Time-Based Restricted Stock Units ("RSUs"), Performance-Based Restricted Stock Units with EBITDA-based performance conditions (“PSUs”), and Performance-Based Restricted Stock Units with share-price targets ("MSUs"), which are all generally subject to forfeiture if employment terminates prior to vesting. Forfeitures are estimated and recorded using historical forfeiture rates. During the six months ended June 30, 2022, the Company awarded new RSUs, PSUs, and MSUs, detailed below.

Time-Based Restricted Stock Units

The RSUs entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year service period from date of grant. The RSUs granted to the Company’s recipients vest ratably over the service period, generally on the anniversary date of their grant date. During the six months ended June 30, 2022, the Company granted 473,515 RSUs at a weighted average grant-date fair value of $19.52 per share. A total of 207,145 shares vested at a weighted average fair value of $13.73 per share during the six months ended June 30, 2022.

Performance-Based Restricted Stock Units

EBITDA-based

The PSUs entitle the recipient to shares of the Company's common stock if specified performance conditions are achieved. During the six months ended June 30, 2022, the Company approved and granted PSUs with EBITDA-based financial performance conditions. PSUs vest, if at all, following a 3 year performance period. If the performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed. During the six months ended June 30, 2022, the Company granted 545,122 PSUs at a weighted-average grant date fair value of $20.77.

Market-based

The MSUs entitle the recipient to shares of the Company's common stock if specified market conditions are achieved. During the six months ended June 30, 2022, the Company approved and granted 444,926 MSUs with certain share-price targets. Total MSUs granted during the six months ended June 30, 2022 had a weighted-average grant date fair value of $16.31. The MSUs will vest 100%, if at all, on the later of March 9, 2025, the third anniversary of the grant date, and the date that such performance condition is satisfied (but no later than March 9, 2027). For awards subject to a market condition, the grant-date fair value is estimated using a Monte Carlo valuation model. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if vesting does not actually occur. The Monte Carlo model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility is calculated based on the historical volatility and implied volatility of the Company's common stock, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period. The key assumptions used in valuing these market-based awards were as follows:

Risk-free interest rate	1.85%
Dividend yield	—
Expected volatility	45%

The Company recognized compensation expense of $4 and $2 during the three months ended June 30, 2022 and 2021, respectively, and $7 and $4 during the six months ended June 30, 2022 and 2021, respectively, for the RSUs, PSUs, and MSUs in total. Total unrecognized compensation related to unvested RSUs, PSUs and MSUs as of June 30, 2022 was approximately $34, which is expected to be recognized over a weighted average period of approximately 1.0 years, 2.0 years, and 2.7 years, respectively. The Company's actual tax benefits realized from the tax deductions related to the vesting of RSUs for the three and six months ended June 30, 2022 was less than $1 and $2, respectively. The Company's actual tax benefits realized from the tax deductions related to the vesting of RSUs for the three and six months ended June 30, 2021 was less than $1 and $1, respectively.

Note 20. Earnings (Loss) Per Share

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

The following table sets forth the computation of earnings (loss) per common share using the two-class method. The dilutive effect of outstanding Series A Preferred Stock, the Series B Preferred Stock, the Series A Preferred Stock dividend, and the Series B Preferred Stock Dividend is reflected in diluted EPS using the if-converted method, and options, and restricted and performance shares are reflected using the treasury stock method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Series A Preferred Stock, Series B Preferred Stock, restricted and performance shares, and stock options are anti-dilutive (amounts in millions, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings (loss) per common share:
Net income (loss)	$30	$21	$23	$13
Less income attributable to Series A Preferred Stock	(2)	(3)	—	(2)
Less income attributable to Series B Preferred Stock	(2)	—	—
Less stock dividend attributable to Series B Preferred Stock	(11)	—	(22)	—
Net income (loss) attributable to common shareholders - basic	$15	$18	$1	$11

Weighted average shares outstanding - basic (1)	233,104,873	201,281,939	232,670,986	196,782,691
Income (loss) per common share - basic	$0.06	$0.09	$0.01	$0.06

Diluted earnings (loss) per common share:
Net income (loss)	$30	$21	$23	$13
Less income attributable to Series A Preferred Stock	(2)	(3)	—	(2)
Less income attributable to Series B Preferred Stock	—	—	—
Less stock dividend attributable to Series B Preferred Stock	(11)	—	(22)	—
Net income (loss) attributable to common shareholders - diluted	$17	$18	$1	$11

Weighted average shares outstanding - basic	233,104,873	201,281,939	232,670,986	196,782,691
Dilutive securities:
RSUs, PSUs, and stock options (1)	297,797	660,735	367,863	2,302,651
Shares issuable upon conversion of Series B Preferred Stock	32,520,000	—	32,520,000	—
Shares issuable pursuant to the annual Series A Preferred Stock dividend (2)	—	4,435,765	—	3,409,844
Weighted average shares outstanding - diluted	265,922,670	206,378,439	265,558,849	202,495,186
Income (loss) per common share - diluted	$0.06	$0.09	$0.01	$0.06

(1)
For all periods presented, 4,000,000 shares of Series A Preferred Stock, which are convertible to the same number of common shares, have been excluded from the calculation of diluted shares, as their inclusion would be anti-dilutive.
(2)
For the three and six months ended June 30, 2021, dilutive securities include common share equivalents which represent the annual dividend, payable in common shares, that Series A Preferred Shares would be entitled to receive assuming that the volume weighted average price of the Company’s common shares for the last ten trading days of the period would be the same average price during the last ten trading days of the calendar year. The holders of the Series A Preferred Stock are entitled to receive an annual dividend based on the increase in the market price of the Company’s common stock (the "Annual Dividend Amount"). The Annual Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 141,194,638 shares. During 2021, the Annual Dividend Amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $17.8829.

Note 21. SEgment information

The Company has combined the leadership responsibility and full accountability for two of its operating segments. As a result, beginning in 2022, the information for the legacy Industrial Services segment was combined with the legacy Specialty Services segment to form a new operating and reportable segment called Specialty Services. Accordingly, the Company presents financial information for the Safety Services and Specialty Services segments, the two operating segments and also the reportable segments. Refer to Note 2 - "Basis of Presentation and Significant Accounting Policies" for more information. The information in the tables below has been retroactively adjusted to reflect these changes in reporting segments.

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

Summarized financial information for the Company’s reportable segments is presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income (loss) to EBITDA. The tables below may contain slight summation differences due to rounding:

	Three Months Ended June 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,146	$518	$(15)	$1,649
EBITDA Reconciliation
Operating income (loss)	$63	$32	$(36)	$59
Plus:
Investment income and other, net	1	2	(1)	2
Non-service pension benefit	11	—	—	11
Depreciation	5	11	3	19
Amortization	41	15	1	57
EBITDA	$121	$60	$(33)	$148
Total assets	$6,156	$1,305	$593	$8,054
Capital expenditures	5	15	2	22

	Three Months Ended June 30, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$512	$476	$(10)	$978
EBITDA Reconciliation
Operating income (loss)	$52	$24	$(29)	$47
Plus:
Investment income and other, net	2	3	1	6
Loss on extinguishment of debt	—	—	(9)	(9)
Depreciation	1	17	2	20
Amortization	18	14	—	32
EBITDA	$73	$58	$(35)	$96
Total assets	$2,141	$1,285	$817	$4,243
Capital expenditures	1	15	—	16

	Six Months Ended June 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$2,220	$930	$(30)	$3,120
EBITDA Reconciliation
Operating income (loss)	$126	$25	$(99)	$52
Plus:
Investment income and other, net	1	3	(2)	2
Non-service pension benefit	22	—	—	22
Depreciation	12	23	3	38
Amortization	83	29	2	114
EBITDA	$244	$80	$(96)	$228
Total assets	$6,156	$1,305	$593	$8,054
Capital expenditures	11	21	2	34

	Six Months Ended June 30, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$978	$820	$(17)	$1,781
EBITDA Reconciliation
Operating income (loss)	$97	$6	$(58)	$45
Plus:
Investment income and other, net	5	4	—	9
Loss on extinguishment of debt	—	—	(9)	(9)
Depreciation	3	33	3	39
Amortization	33	29	1	63
EBITDA	$138	$72	$(63)	$147
Total assets	$2,141	$1,285	$817	$4,243
Capital expenditures	2	32	—	34

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

•
our beliefs and expectations regarding our business strategies and competitive strengths;
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
•
our expectations regarding future expenses in connection with our multi-year restructuring program, including those related to workforce reductions;
•
our expectations regarding future pension contributions;
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

Overview

APG is a global, market-leading business services provider of safety and specialty services in over 500 locations worldwide. We provide statutorily mandated and other contracted services to a strong base of long-standing customers across industries. We have a winning leadership culture driven by entrepreneurial business leaders that deliver innovative solutions to our customers.

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

For financial information about our operating segments, see Note 21 – “Segment Information” to our condensed consolidated financial statements included herein.

Recent Developments and Certain Factors and Trends Affecting our Results of Operations

Restructuring

During the three months ended June 30, 2022, we initiated a multi-year restructuring program to drive efficiencies and synergies and optimize operating margin. We recorded total restructuring costs of $11 million within the Safety Services segment, of which $2 million was recorded in cost of revenues and $9 million in selling, general, and administrative expenses on the condensed consolidated statements of operations for both the three and six months ended June 30, 2022. The amounts recognized in the period primarily relate to costs associated with workforce reductions. As of June 30, 2022, we had $8 million in restructuring liabilities recorded in other accrued liabilities on the condensed consolidated balance sheets for this plan, which we expect to pay within the next six to nine months.

For additional information about our restructuring activity, see Note 5 – “Restructuring" to our condensed consolidated financial statements included herein.

Acquisitions

On January 3, 2022, we completed the acquisition of the Chubb fire and security business (the "Chubb Acquisition"). We paid an aggregate cash consideration of $2,935 million for the stock purchase of the Chubb fire and security business (the "Chubb business"). The Chubb business is a globally recognized fire safety and security services provider, offering customers complete and reliable services from design and installation to monitoring and on-going maintenance and recurring services. We expect the Chubb business will be a core asset within our Safety Services segment, and will provide meaningful opportunities for future value creation through providing complementary revenue growth by expanding our opportunities for cross-selling products and services across our key end markets.

For additional information about our acquisition activity, see Note 4 – “Business Combinations" to our condensed consolidated financial statements included herein.

Resegmentation

We have combined the leadership responsibility and full accountability for our Industrial Services and Specialty Services operating segments. As a result, beginning in 2022, the information for our legacy Industrial Services segment was combined with the legacy Specialty Services segment to form a new operating and reportable segment called Specialty Services. Accordingly, we present financial information for the Safety Services and Specialty Services segments, our two operating segments and also our reportable segments. Our chief operating decision maker regularly reviews financial information to allocate resources and assess performance utilizing these reorganized segments.

Certain prior year amounts have been recast to conform to the current year presentation and the information in the tables below has been retroactively adjusted to reflect these changes in reporting segments.

Economic, Industry and Market Factors

We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect their planned capital and maintenance budgets in certain end markets. Market, regulatory and industry factors could affect demand for our services, including: (i) changes to customers’ capital spending plans; (ii) mergers and acquisitions among the customers we serve; (iii) new or changing regulatory requirements or other governmental policy changes or uncertainty; (iv) economic, market or political developments; (v) changes in technology, tax and other incentives; and (vi) access to capital for customers in the industries we serve. Availability of transportation and transmission capacity and fluctuations in market prices for energy and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, can result, and has resulted, in lower proposals and lower profit on the services we provide. In the face of increased pricing pressure on key materials, such as steel, or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. Increased competition for skilled labor resources and higher labor costs can reduce our profitability and impact our ability to deliver timely service to our customers. In addition, fluctuations in foreign currencies may have an impact on our financial position and results of operations. However, we believe that our exposure to transactional gains or losses resulting from changes in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In cases where operational transactions represent a material currency risk, we enter into cross currency swaps. Refer to Note 9 - "Derivatives" to our condensed consolidated financial statements included herein for additional information on our hedging activities. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future consolidated results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.

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

In the second half of 2021 and into the first half of 2022, we experienced supply chain disruptions, which have negatively impacted the source and supply of materials needed to perform our work. Additionally, the outbreak of recent variants and their related containment and mitigation efforts that have been put in place around the world, has impacted the availability of skilled labor resources, particularly in our international businesses, interrupting our ability to perform our services and execute our jobs.

Although the majority of our businesses have largely recovered from the impacts of the COVID-19 pandemic, there remains significant uncertainty about the resulting market disruption or volatility, including the potential effects on our operations. We continue to be cautiously optimistic about the markets in which we operate and the customers we serve; however, should there be a slowdown in economic activity due to surges in the number of cases, or an increase in variants of the virus that are more virulent, contagious, or against which current vaccines are less effective, it is possible that projects could be delayed or canceled or that we could experience restricted access to our customers’ facilities, preventing us from performing maintenance and service projects. The extent to which our business and results of operations are impacted in future periods will also depend upon a number of other factors, including limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring vaccination, testing, or quarantine, our customers’ demand for our services, and our ability to continue to safely and effectively operate in this environment.

Russia-Ukraine conflict

The military conflict between Russia and Ukraine has had political, social and economic impacts that have affected our business, and may have future business impacts that are difficult to predict or quantify. The most immediate impact has been on energy supply and pricing, increasing our direct costs. In addition, the conflict is exacerbating general global inflationary pressures as the longer term interruption in production of goods in Ukraine emerges, which may continue into the future. The conflict is also reducing international political stability, which in turn may adversely impact markets in a variety of ways. For example, sanctions and other penalties imposed by countries across the globe against Russia are creating substantial uncertainty in the global economy. While we do not have operations in Russia or Ukraine and believe that we do not have a material direct exposure to customers, suppliers and vendors in those countries, we are unable to predict the impact that these actions will have on the global economy or on our financial condition, results of operations, and cash flows. Should the conflict escalate beyond its current scope, including, among other potential impacts, the geographic proximity of the conflict relative to the rest of Europe, where a material portion of our business is carried out, further impacts on our business could emerge. The precise impacts on our business are difficult to predict but could include increased direct costs of materials and labor; increased credit or other capital costs; and impacts on demand for our services, which could include increased demand for our services related to energy production outside of the conflict area but that could also include a reduction in demand in other geographies or markets.

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

Selling, general, and administrative expenses ("SG&A")

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

Results of Operations

The following is a discussion of our financial condition and results of operations during the three and six months ended June 30, 2022 and the three and six months ended June 30, 2021.

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Three Months Ended June 30,		Change
($ in millions)	2022	2021	$	%
Net revenues	$1,649	$978	$671	68.6%
Cost of revenues	1,214	746	468	62.7%
Gross profit	435	232	203	87.5%
Selling, general, and administrative expenses	376	185	191	103.2%
Operating income (loss)	59	47	12	25.5%
Interest expense, net	28	14	14	100.0%
Loss on extinguishment of debt	—	9	(9)	NM
Non-service pension benefit	(11)	—	(11)	NM
Investment income and other, net	(2)	(6)	4	(66.7)%
Other expense, net	15	17	(2)	(11.8)%
Income (loss) before income taxes	44	30	14	46.7%
Income tax provision (benefit)	14	9	5	55.6%
Net income (loss)	$30	$21	$9	42.9%

NM = Not meaningful

Net revenues

Net revenues for the three months ended June 30, 2022 were $1,649 million compared to $978 million for the same period in 2021, an increase of $671 million or 68.6%. The increase in net revenues was primarily driven by additional revenues contributed by acquisitions completed during the previous 12 months within the Safety Services segment. In addition, the increase in net revenues was due to growth in inspection and service revenue, our ability to pass through inflationary increases in costs through project pricing, as well as continued market recoveries from the COVID-19 pandemic within our Safety Services and Specialty Services segments.

Gross profit

The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2022	2021	$	%
Gross profit	$435	$232	$203	87.5%
Gross margin	26.4%	23.7%

Our gross profit for the three months ended June 30, 2022 was $435 million compared to $232 million for the same period in 2021, an increase of $203 million, or 87.5%. Gross margin was 26.4%, an increase of 270 basis points compared to prior year, primarily due to acquisitions completed during the previous 12 months within the Safety Services segment, an improved mix of service and inspection revenue, which generates higher margins, and growth within the Safety Services segment. These improvements were partially offset by supply chain disruptions and inflation causing downward pressure on margins.

Operating expenses

The following table presents operating expenses and operating margin (operating income (loss) as a percentage of net revenues) for the three months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2022	2021	$	%
Selling, general, and administrative expenses	$376	$185	$191	103.2%
SG&A expenses as a % of net revenues	22.8%	18.9%

SG&A (excluding amortization) (Non-GAAP)	$323	$155	$168	108.4%
SG&A expenses (excluding amortization) as a % of net revenues	19.6%	15.8%
Operating margin	3.6%	4.8%

Selling, general, and administrative expenses

Our SG&A expenses for the three months ended June 30, 2022 were $376 million compared to $185 million for the same period in 2021, an increase of $191 million. SG&A expenses as a percentage of net revenues was 22.8% during the three months ended June 30, 2022 compared to 18.9% for the same period in 2021. The primary drivers for the increase in SG&A expenses include additional SG&A expenses contributed by acquisitions completed in the prior 12 months, as well as higher levels of spending associated with acquisitions, including integration, transformation, and reorganization expenses and an increase in amortization expense of $23 million compared to the same period in 2021. Our SG&A expenses excluding amortization for the three months ended June 30, 2022 were $323 million, or 19.6% of net revenues, compared to $155 million, or 15.8% of net revenues, for the same period of 2021 primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Interest expense, net

Interest expense was $28 million and $14 million for the three months ended June 30, 2022 and 2021, respectively. The increase in interest expense was primarily due to increased debt following the Chubb Acquisition related financing.

Loss on extinguishment of debt

During 2021, we completed a private offering of $350 million aggregate principal amount of senior notes (4.125% Senior Notes). The proceeds from the offering were used to repay all outstanding indebtedness under the previously outstanding term loan, prepay a portion of the 2019 Term Loan, pay transaction fees and expenses, and fund general corporate purposes. In connection with the repayment of a previously outstanding term loan and prepayment on a portion of the 2019 Term Loan, we incurred a loss on extinguishment of debt of $9 million related to unamortized debt issuance costs.

Non-service pension benefit

The non-service pension benefit was $11 million and $0 million for the three months ended June 30, 2022 and 2021, respectively. The higher year-on-year benefit in 2022 was solely due to the acquisition of pension plans as part of the Chubb Acquisition during 2022.

Investment income and other, net

Investment income and other, net was $2 million and $6 million for the three months ended June 30, 2022 and 2021, respectively. The decrease in investment income and other, net was primarily due to the impact of changes in foreign currency rates and fluctuations in the fair value of our derivative instruments.

Income tax provision (benefit)

The income tax expense (benefit) for the three months ended June 30, 2022 was an expense of $14 million compared to $9 million in the same period of the prior year. This change was driven by higher income before taxes in the three months ended June 30, 2022 compared to the same period in 2021. The effective tax rate for the three months ended June 30, 2022 was 31.8%, compared to 28.9% in the same period of 2021. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, state taxes and the reversal of our indefinite reinvestment assertion.

Net income (loss) and EBITDA

The following table presents net income (loss) and EBITDA for the three months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2022	2021	$	%
Net income (loss)	$30	$21	$9	42.9%
EBITDA (non-GAAP)	148	96	52	54.2%
Net income (loss) as a % of net revenues	1.8%	2.1%
EBITDA as a % of net revenues	9.0%	9.8%

Our net income (loss) for the three months ended June 30, 2022 was $30 million compared to $21 million for the same period in 2021, an increase of $9 million. The improvement resulted from additional revenue and profit contributed by acquisitions completed in the previous 12 months and an improved mix of inspection and service revenue. These increases were largely offset by higher levels of spending related to integration of recently acquired businesses and increased interest costs associated with newly issued term loan debt. Net income as a percentage of net revenues for the three months ended June 30, 2022 and June 30, 2021 was 1.8% and 2.1%, respectively. EBITDA for the three months ended June 30, 2022 was $148 million compared to $96 million for the same period in 2021, an increase of $52 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Operating Segment Results for the three months ended June 30, 2022 compared to the three months ended June 30, 2021

	Net Revenues
	Three Months Ended June 30,		Change
($ in millions)	2022	2021	$	%
Safety Services	$1,146	$512	$634	123.8%
Specialty Services	518	476	42	8.8%
Corporate and Eliminations	(15)	(10)	(5)	50.0%
	$1,649	$978	$671	68.6%

	Operating Income (Loss)
	Three Months Ended June 30,		Change
($ in millions)	2022	2021	$	%
Safety Services	$63	$52	$11	21.2%
Safety Services operating margin	5.5%	10.2%
Specialty Services	$32	$24	$8	33.3%
Specialty Services operating margin	6.2%	5.0%
Corporate and Eliminations	$(36)	$(29)	$(7)	24.1%
	$59	$47	$12	25.5%

	EBITDA
	Three Months Ended June 30,		Change
($ in millions)	2022	2021	$	%
Safety Services	$121	$73	$48	65.8%
Safety Services EBITDA as a % of net revenues	10.6%	14.3%
Specialty Services	$60	$58	$2	3.4%
Specialty Services EBITDA as a % of net revenues	11.6%	12.2%
Corporate and Eliminations	$(33)	$(35)	$2	(5.7)%
	$148	$96	$52	54.2%

The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Safety Services

Safety Services net revenues for the three months ended June 30, 2022 increased by $634 million or 123.8% compared to the same period in the prior year. The increase was primarily driven by additional net revenues contributed by acquisitions completed in the prior 12 months, general market recoveries in both our Life Safety and HVAC services businesses and increased inspection and service revenue within our Life Safety and HVAC service businesses.

Safety Services operating margin for the three months ended June 30, 2022 and 2021 was approximately 5.5% and 10.2%, respectively. The decline was primarily the result of increased spending related to the integration of recently acquired businesses, and supply chain disruptions and inflation causing downward pressure on margins, partially offset by an increase in service and inspection revenue. Safety Services EBITDA as a percentage of net revenues for the three months ended June 30, 2022 and 2021 was approximately 10.6% and 14.3%, respectively. This decline was primarily related to the factors discussed above.

Specialty Services

Specialty Services net revenues for the three months ended June 30, 2022 increased by $42 million or 8.8% compared to the same period in the prior year. The increase was primarily driven by increased activity in the infrastructure and utility markets during the three months ended June 30, 2022 compared to the same period in the prior year and general market recoveries driving a rebound in the demand for our services when compared to the prior year, which was negatively impacted by the COVID-19 pandemic. Additionally, we have been able to offset some of the inflationary increases in cost of goods sold through strategic pricing improvements and contract negotiations, resulting in increased net revenues during the three months ended June 30, 2022 compared to the same period on the prior year.

Specialty Services operating margin for the three months ended June 30, 2022 and 2021 was approximately 6.2% and 5.0%, respectively. The improvement was primarily driven by higher levels of productivity in the execution of specialty contracting work during the three months ended June 30, 2022 compared to the same period during the prior year. During the three months ended June 30, 2021, we experienced margin contractions due to lower sales volumes but consistent indirect costs. Comparatively, during the three months ended June 30, 2022, margins increased due to the growth in sales volumes. These improvements were partially offset by supply chain disruptions and inflationary pressures on margins. Specialty Services EBITDA as a percentage of net revenues for the three months ended June 30, 2022 and 2021 was approximately 11.6% and 12.2%, respectively, due to the factors discussed above.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Six Months Ended June 30,		Change
($ in millions)	2022	2021	$	%
Net revenues	$3,120	$1,781	$1,339	75.2%
Cost of revenues	2,309	1,368	941	68.8%
Gross profit	811	413	398	96.4%
Selling, general, and administrative expenses	759	368	391	106.3%
Operating income (loss)	52	45	7	15.6%
Interest expense, net	55	29	26	89.7%
Loss on extinguishment of debt	—	9	(9)	NM
Non-service pension benefit	(22)	—	(22)	NM
Investment income and other, net	(2)	(9)	7	(77.8)%
Other expense, net	31	29	2	6.9%
Income (loss) before income taxes	21	16	5	31.3%
Income tax provision (benefit)	(2)	3	(5)	(166.7)%
Net income (loss)	$23	$13	$10	76.9%

NM = Not meaningful

Net revenues

Net revenues for the six months ended June 30, 2022 were $3,120 million compared to $1,781 million for the same period in 2021, an increase of $1,339 million or 75.2%. The increase in net revenues was primarily attributable to additional revenues contributed by acquisitions completed within the Safety Services segment during the past 12 months. The increase in net revenues was also due to growth in service and inspection revenue, our ability to pass through inflationary increases in costs through project pricing, and continued market recoveries from the COVID-19 pandemic within our Safety Services and Specialty Services segments.

Gross profit

The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2022	2021	$	%
Gross profit	$811	$413	$398	96.4%
Gross margin	26.0%	23.2%

Our gross profit for the six months ended June 30, 2022 was $811 million compared to $413 million for the same period in 2021, an increase of $398 million, or 96.4%. Gross margin was 26.0%, an increase of 280 basis points compared to prior year, primarily due to acquisitions completed within the Safety Services segment during the past 12 months. Additionally, the increase was driven by an improved mix of service and inspection revenue, which generates higher margins, and growth within the Safety Services segment. These improvements were partially offset by supply chain disruptions and inflation causing downward pressure on margins.

Operating expenses

The following table presents operating expenses and operating margin (operating income (loss) as a percentage of net revenues) for the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2022	2021	$	%
Selling, general, and administrative expenses	$759	$368	$391	106.3%
SG&A expenses as a % of net revenues	24.3%	20.7%

SG&A (excluding amortization) (Non-GAAP)	$652	$308	$344	111.7%
SG&A expenses (excluding amortization) as a % of net revenues	20.9%	17.3%
Operating margin	1.7%	2.5%

Selling, general, and administrative expenses

Our SG&A expenses for the six months ended June 30, 2022 were $759 million compared to $368 million for the same period in 2021, an increase of $391 million. SG&A expenses as a percentage of net revenues was 24.3% during the six months ended June 30, 2022 compared to 20.7% for the same period in 2021. The increase in SG&A expenses was primarily driven by additional SG&A expenses contributed by acquisitions completed in the prior 12 months. Also driving the increase was higher levels of spending associated with acquisitions, including integration, transition, and reorganization expenses and an increase in amortization expense of $47 million compared to the same period in 2021. Our SG&A expenses excluding amortization for the six months ended June 30, 2022 were $652 million, or 20.9% of net revenues, compared to $308 million, or 17.3% of net revenues, for the same period of 2021 primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Interest expense, net

Interest expense was $55 million and $29 million for the six months ended June 30, 2022 and 2021, respectively. The increase in interest expense was primarily due to increased debt related to the financing of the Chubb Acquisition.

Loss on extinguishment of debt

During 2021, we completed a private offering of $350 million aggregate principal amount of senior notes (4.125% Senior Notes). The proceeds from the offering were used to repay all outstanding indebtedness under the previously outstanding term loan, prepay a portion of the 2019 Term Loan, pay transaction fees and expenses, and fund general corporate purposes. In connection with the repayment of the previously outstanding term loan and prepayment on a portion of the 2019 Term Loan, we incurred a loss on extinguishment of debt of $9 million related to unamortized debt issuance costs, that did not recur in the current period.

Non-service pension benefit

The non-service pension benefit was $22 million and $0 million for the six months ended June 30, 2022 and 2021, respectively. The higher year-on-year benefit in 2022 was solely due to the acquisition of pension plans as part of the Chubb Acquisition during the six months ended June 30, 2022.

Investment income and other, net

Investment income and other, net was $2 million and $9 million for the six months ended June 30, 2022 and 2021, respectively. The decline in investment income and other, net was primarily due to a the impact of changes in foreign currency rates and fluctuations in the fair value of our derivative instruments.

Income tax provision (benefit)

The income tax expense (benefit) for the six months ended June 30, 2022 was a benefit of $2 million compared to an expense of $3 million in the same period of the prior year. This change was driven by favorable discrete items in the six months ended June 30, 2022 compared to the same period in 2021. The effective tax rate for the six months ended June 30, 2022 was (11.3%), compared to 17.0% in the same period of 2021. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, state taxes and the reversal of our indefinite reinvestment assertion.

Net income (loss) and EBITDA

The following table presents net income (loss) and EBITDA for the six months ended June 30, 2022 and 2021, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2022	2021	$	%
Net income (loss)	$23	$13	$10	76.9%
EBITDA (non-GAAP)	228	147	81	55.1%
Net income (loss) as a % of net revenues	0.7%	0.7%
EBITDA as a % of net revenues	7.3%	8.3%

Our net income (loss) for the six months ended June 30, 2022 was $23 million compared to $13 million for the same period in 2021, an increase of $10 million. The improvement is primarily attributable to additional revenue and profit contributed by acquisitions completed in the previous 12 months. The increase was also driven by an improved mix of service and inspection revenue. These increases in revenues were partially offset by increased acquisition and integration related expenses, including interest costs associated with newly issued term loan debt used to fund acquisition activity. Net income as a percentage of net revenues for both the six months ended June 30, 2022 and 2021 was 0.7%. EBITDA for the six months ended June 30, 2022 was $228 million compared to $147 million for the same period in 2021, an increase of $81 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Operating Segment Results for the six months ended June 30, 2022 compared to the six months ended June 30, 2021

	Net Revenues
	Six Months Ended June 30,		Change
($ in millions)	2022	2021	$	%
Safety Services	$2,220	$978	$1,242	127.0%
Specialty Services	930	820	110	13.4%
Corporate and Eliminations	(30)	(17)	(13)	76.5%
	$3,120	$1,781	$1,339	75.2%

	Operating Income (Loss)
	Six Months Ended June 30,		Change
($ in millions)	2022	2021	$	%
Safety Services	$126	$97	$29	29.9%
Safety Services operating margin	5.7%	9.9%
Specialty Services	$25	$6	$19	316.7%
Specialty Services operating margin	2.7%	0.7%
Corporate and Eliminations	$(99)	$(58)	$(41)	70.7%
	$52	$45	$7	15.6%

	EBITDA
	Six Months Ended June 30,		Change
($ in millions)	2022	2021	$	%
Safety Services	$244	$138	$106	76.8%
Safety Services EBITDA as a % of net revenues	11.0%	14.1%
Specialty Services	$80	$72	$8	11.1%
Specialty Services EBITDA as a % of net revenues	8.6%	8.8%
Corporate and Eliminations	$(96)	$(63)	$(33)	52.4%
	$228	$147	$81	55.1%

The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Safety Services

Safety Services net revenues for the six months ended June 30, 2022 increased by $1,242 million or 127.0% compared to the same period in the prior year. The increase was primarily attributable to additional revenues contributed by acquisitions completed in the past 12 months. The increase was also driven by general market recoveries in both our Life Safety and HVAC service businesses and increased service and inspection revenue within our Life Safety businesses.

Safety Services operating margin for the six months ended June 30, 2022 and 2021 was approximately 5.7% and 9.9%, respectively. The decline was primarily the result of increased spending related to the integration of recently acquired businesses. Additionally, the decline was driven by supply chain disruptions and inflation causing downward pressure on margins, partially offset by an increase in service and inspection revenue. Safety Services EBITDA as a percentage of net revenues for the six months ended June 30, 2022 and 2021 was approximately 11.0% and 14.1%, respectively. This decline was primarily related to the factors discussed above.

Specialty Services

Specialty Services net revenues for the six months ended June 30, 2022 increased by $110 million or 13.4% compared to the same period in the prior year. The increase was primarily attributable to increased activity in the specialty contracting markets during the six months ended June 30, 2022 compared to the same period in the prior year. Additionally, the increase was driven by general market recoveries driving a resumption in the demand for our services when compared to the prior year, which was negatively impacted by the COVID-19 pandemic. We have also been able to offset some of the inflationary increases in cost of revenues through strategic pricing improvements and contract negotiations, resulting in increased net revenues during the six months ended June 30, 2022 compared to the same period on the prior year.

Specialty Services operating margin for the six months ended June 30, 2022 and 2021 was approximately 2.7% and 0.7%, respectively. The improvement was primarily attributable to higher levels of productivity in the execution of specialty contracting work during the six months ended June 30, 2022 compared to the same period in 2021. During the six months ended June 30, 2022, margins increased due to growth in sales volumes. Comparatively, during the six months ended June 30, 2021, we experienced margin contractions as a result of lower sales volumes but consistent indirect costs. These margin improvements were partially offset by supply chain disruptions and inflationary pressures on margins. Specialty Services EBITDA as a percentage of net revenues for the six months ended June 30, 2022 and 2021 was approximately 8.6% and 8.8%, respectively, due to the factors discussed above.

Non-GAAP Financial Measures

We supplement our reporting of consolidated financial information determined in accordance with U.S. GAAP with SG&A (excluding amortization) and EBITDA (defined below), which are non-U.S. GAAP financial measures. We use these non-U.S. GAAP financial measures to evaluate our performance, both internally and as compared with our peers, because they exclude certain items that may not be indicative of our core operating results. Management believes these measures are useful to investors since they (a) permit investors to view our performance using the same tools that management uses to evaluate our past performance, reportable business segments, and prospects for future performance, (b) permit investors to compare us with our peers, and (c) in the case of EBITDA, determines certain elements of management’s incentive compensation.

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

SG&A expenses (excluding amortization)

SG&A (excluding amortization) is a measure of operating costs used by management to manage the business and its segments. We believe this non-U.S. GAAP measure provides meaningful information and helps investors understand our core selling, general, and administrative expenses excluding acquisition-related amortization expense to better enable investors to understand our financial results and assess our prospects for future performance.

The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization) for the periods indicated:

	Three Months Ended June 30,
($ in millions)	2022	2021
Reported SG&A expenses	$376	$185
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(53)	(30)
SG&A expenses (excluding amortization)	$323	$155

	Six Months Ended June 30,
($ in millions)	2022	2021
Reported SG&A expenses	$759	$368
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(107)	(60)
SG&A expenses (excluding amortization)	$652	$308

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

The following table presents a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended June 30,
($ in millions)	2022	2021
Reported net income (loss)	$30	$21
Adjustments to reconcile net income (loss) to EBITDA:
Interest expense, net	28	14
Income tax provision (benefit)	14	9
Depreciation	19	20
Amortization	57	32
EBITDA	$148	$96

	Six Months Ended June 30,
($ in millions)	2022	2021
Reported net income (loss)	$23	$13
Adjustments to reconcile net income (loss) to EBITDA:
Interest expense, net	55	29
Income tax provision (benefit)	(2)	3
Depreciation	38	39
Amortization	114	63
EBITDA	$228	$147

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, our access to our Revolving Credit Facility and the proceeds from debt offerings. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, inflation, and prolonged impacts of COVID-19, over which we have no control.

As of June 30, 2022, we had $773 million of total liquidity, comprising $330 million in cash and cash equivalents and $443 million ($500 million less outstanding letters of credit of approximately $57 million, which reduce availability) of available borrowings under our Revolving Credit Facility. On January 3, 2022, we issued and sold 800,000 shares of Series B Preferred Stock (defined below) for an aggregate purchase price of $800 million, and entered into an amendment to our credit agreement. As part of this amendment, we incurred a $1,100 million seven-year incremental term loan ("2021 Term Loan"), the Revolving Credit Facility was upsized by $200 million to $500 million, the maturity date of the Revolving Credit Facility was extended five years, and the letter of credit sublimit was increased by $100 million to $250 million.

During September 2021, we issued 22,716,049 shares of our common stock in a public underwritten offering. The proceeds from this offering totaled approximately $446 million, net of related expenses. We used the net proceeds from this offering for general corporate purposes, which includes items such as other business opportunities, capital expenditures and working capital.

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

In March 2022, we announced that our Board of Directors authorized a stock repurchase program, authorizing the purchase of up to an aggregate of $250 million of shares of common stock through February 2024. During the three and six months ended June 30, 2022, we repurchased 681,329 and 1,212,760 shares of common stock for approximately $11 million and $22 million, respectively, under this stock repurchase program, leaving approximately $228 million of authorized repurchases.

Cash Flows

The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
($ in millions)	2022	2021
Net cash provided by (used in) operating activities	$(64)	$19
Net cash provided by (used in) investing activities	(2,903)	(35)
Net cash provided by (used in) financing activities	1,818	187
Effect of foreign currency exchange rate change on cash and cash equivalents	(9)	3
Net increase (decrease) in cash and cash equivalents	$(1,158)	$174
Cash, cash equivalents, and restricted cash at the end of the period	$333	$689

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was $(64) million for the six months ended June 30, 2022 compared to $19 million for the same period in 2021. Cash flows from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed. During the six months ended June 30, 2022, operating cash flows were impacted by inflationary pressures and supply chain disruptions leading to an increase in the required level of working capital investment needed to ensure we have materials available to meet our growth in sales volumes, as well as higher levels of spending related to acquisition and integration costs. Further, the increase in the cost of our debt driven by new debt issuances that occurred during the later half of 2021 and the first half of 2022 and a one-time contribution to assumed pension plans of $27 million were factors in our increased use of cash for operating activities during the six months ended June 30, 2022 compared to the same period in the prior year.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $(2,903) million for the six months ended June 30, 2022 compared to $(35) million for the same period in 2021. During the current year, we completed the Chubb Acquisition within our Safety Services segment resulting in the use of $2,875 million for acquisitions during the six months ended June 30, 2022 compared to $12 million for the same period in 2021.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $1,818 million for the six months ended June 30, 2022 compared to $187 million for the same period in 2021. The increase in cash provided by financing activities was primarily due to $1,101 million of proceeds from the issuance of the 2021 Term Loan and other debt, and $797 million of proceeds from the issuance of Series B Preferred Stock, partially offset by payments of $31 million on long-term borrowings and $22 million of share repurchases. In the same period of the prior year, cash provided by financing activities was primarily driven by proceeds of $350 million from the completed offering of the 4.125% Senior Notes and $230 million from the issuance of common stock in connection with the warrant exercises. These cash inflows were partially offset by payments of $318 million on long term borrowings and $70 million for acquisition-related consideration.

Financing Activities

Credit Agreement

In anticipation of the Chubb Acquisition, on December 16, 2021, APi Group DE, as borrower, we, as guarantor and our subsidiary guarantors named therein entered into Amendment No. 2 to the Credit Agreement ("Amendment No. 2"). On January 3, 2022, the closing date of the Chubb Acquisition, we closed the transactions contemplated by Amendment No. 2, pursuant to which (1) we incurred a $1,100 million seven-year incremental term loan, (2) the Revolving Credit Facility was upsized by $200 million to $500 million, (3) the maturity date of the Revolving Credit Facility was extended five years, (4) the letter of credit sublimit was increased by $100 million to $250 million, (5) additional loan parties and collateral in additional jurisdictions became subject to the Credit Agreement, (6) changes were made to the guarantor coverage requirements under the Credit Agreement with respect to consolidated EBITDA, and (7) certain other changes were made to the Credit Agreement.

The interest rate applicable to the 2021 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 1.75% or (b) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.75%. Principal payments on the 2021 Term Loan will be made in quarterly installments on the last day of each fiscal quarter, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2021 Term Loan. The 2021 Term Loan matures on January 3, 2029. The 2021 Term Loan is subject to the same mandatory prepayment provisions as the 2019 Term Loan.

The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of June 30, 2022 was 2.88:1.00.

As of June 30, 2022, we had $1,127 million and $1,085 million of indebtedness outstanding on the 2019 Term Loan and 2021 Term Loan, respectively. We had no amounts outstanding under the Revolving Credit Facility, under which $443 million was available after giving effect to $57 million of outstanding letters of credit, which reduces availability.

Senior Notes

We completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay the previously outstanding term loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. As of June 30, 2022, we had $350 million aggregate principal amount of 4.125% Senior Notes outstanding.

We completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb Acquisition. As of June 30, 2022, we had $300 million aggregate principal amount of 4.750% Senior Notes outstanding.

Debt Covenants

We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes and Credit Agreement as of June 30, 2022 and December 31, 2021.

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

Material Cash Requirements from Known Contractual and Other Obligations

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the condensed consolidated financial statements and expected to be satisfied using cash generated from operations:

•
Operating and Finance Leases – See Note 11 – "Leases."
•
Debt – See Note 12 – "Debt" for future principal payments and interest rates on our debt instruments.
•
Tax Obligations – See Note 13 – "Income Taxes."
•
Pension obligations – See Note 15 – "Pension."

We make investments in our properties and equipment to enable continued expansion and effective performance of our business. Our capital expenditures are expected to be approximately 1.5% of annual net revenues.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of June 30, 2022, our variable interest rate debt was primarily related to our 2019 Term Loan, our 2021 Term Loan, and our Revolving Credit Facility. As of June 30, 2022, excluding letters of credit outstanding of $57 million, we had no amounts of outstanding revolving loans, $1,127 million outstanding on the 2019 Term Loan, and $1,085 million outstanding on the 2021 Term Loan. As of June 30, 2022, we had a 5-year interest rate swap with respect to $720 million of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a fixed rate of 1.62% per annum. Accordingly, our fixed interest rate per annum on the swapped $720 million notional value of the 2019 Term Loan is 4.12% through its maturity. The remaining $407 million of our 2019 Term Loan balance will bear interest at 4.16% per annum based on one-month LIBOR plus 250 basis points. The 2021 Term Loan balance will bear interest at 4.42% per annum based on one-month LIBOR plus 275 basis points, but the rate will fluctuate as LIBOR fluctuates.

Additionally, during 2021, we entered into a euro-denominated net investment hedge with a notional value of $230 million. The net investment hedge reduces our overall effective interest rate by approximately 24 basis points. A 100-basis point increase in the applicable interest rates under our credit facilities (including the unhedged portion of our 2019 Term Loan debt) would have increased our interest expense by approximately $11 million for the six months ended June 30, 2022.

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

Foreign currency risk

Our operations are in approximately 20 countries globally. Revenues generated from foreign operations represented approximately 40% of our consolidated net revenues for both the three and six months ended June 30, 2022. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the six months ended June 30, 2022. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation losses (gains) totaled approximately $166 million and ($4) million for the three months ended June 30, 2022 and 2021, respectively, and $225 million and $0 million for the six months ended June 30, 2022 and 2021, respectively.

Our exposure to fluctuations in foreign currency exchange rates has increased as a result of the Chubb Acquisition and may continue to increase in the future if we continue to expand our operations outside of the U.S. We seek to manage foreign currency exposure by minimizing our consolidated net assets and liability positions in currencies other than the functional currency of our foreign subsidiaries. However, we believe that our exposure to transactional gains or losses resulting from fluctuations in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In order to manage foreign currency risk related to transactions in foreign currencies and the Chubb business intercompany financing structure, we entered into cross-currency swaps to manage the foreign currency risk of certain intercompany loans. We also occasionally use foreign currency contracts as a way to mitigate foreign currency exposure.

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

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are not effective at June 30, 2022 due to the material weaknesses in internal control over financial reporting described below, which were previously disclosed in Item 9A. “Controls and Procedures” of our Form 10-K for the year ended December 31, 2021.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022 due to the material weaknesses described below.

Material Weaknesses in Internal Control

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We continue to have previously identified control deficiencies that are not remediated as of June 30, 2022 related to an ineffective control environment, ineffective risk assessment, and ineffective information and communication resulting from an insufficient number of trained resources with expertise in implementation and operation of internal control over financial reporting and information technology systems. As a result, the Company had ineffective control activities related to the design and operation of process-level controls and general information technology controls across all financial reporting processes. These control deficiencies constitute material weaknesses in our internal control over financial reporting as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

We are executing our remediation plans to remediate the material weaknesses relating to our internal control over financial reporting, as described below. These plans include a detailed risk and controls assessment, key process walkthroughs and flowchart documentation, training, and execution of determined key controls. There were no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Plans

Management has undertaken various steps to continue remediating such control deficiencies and has seen improved results versus December 31, 2021. Given an effort of this magnitude, management believes that full remediation will most likely continue to extend over the next couple of years. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective. We are monitoring the effectiveness of our remediation plans and will make the changes management determines to be appropriate. Steps taken by us during the three months ended June 30, 2022 include the following:

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company's purchase of equity securities during the three months ended June 30, 2022:

During the Three Months Ended June 30, 2022	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2022 - April 30, 2022	—	$—	—	$—
May 1, 2022 - May 31, 2022	—	—	—	—
June 1, 2022 - June 30, 2022	681,329	16.16	681,329	228
Total	681,329	$16.16	681,329	$228

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

APi GROUP CORPORATION

August 4, 2022	/s/ Russell A. Becker
Russell A. Becker
Chief Executive Officer
(Duly Authorized Officer)

August 4, 2022	/s/ Kevin S. Krumm
Kevin S. Krumm
Chief Financial Officer
(Principal Financial Officer)