Form 10-Q
period 2022-09-30
APi Group Corp
filed 2022-11-03
CIK 1796209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 233,906,920 shares of common stock as of October 27, 2022.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APi Group Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$395	$1,188
Restricted cash	3	302
Accounts receivable, net of allowances of $2 and $3 at September 30, 2022 and December 31, 2021, respectively	1,249	767
Inventories	150	69
Contract assets	511	217
Prepaid expenses and other current assets	164	83
Total current assets	2,472	2,626
Property and equipment, net	399	326
Operating lease right of use assets	209	101
Goodwill	2,327	1,106
Intangible assets, net	1,683	882
Deferred tax assets	61	73
Pension and post-retirement assets	576	—
Other assets	214	45
Total assets	$7,941	$5,159

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$6	$1
Accounts payable	469	236
Contingent consideration and compensation liabilities	18	22
Accrued salaries and wages	294	209
Contract liabilities	428	243
Operating and finance leases	65	27
Other accrued liabilities	243	129
Total current liabilities	1,523	867
Long-term debt, less current portion	2,781	1,766
Pension and post-retirement obligations	65	—
Contingent consideration and compensation liabilities	14	10
Operating and finance leases	158	79
Deferred tax liabilities	342	43
Other noncurrent liabilities	111	71
Total liabilities	4,994	2,836

Commitments and contingencies (Note 17)

5.5% Series B Redeemable Convertible Preferred Stock, $0.0001 par value, 800,000 authorized shares, 800,000 shares and 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $840	797	—

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value, 7,000,000 authorized shares, 4,000,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value, 500,000,000 authorized shares, 233,786,135 shares and 224,625,193 shares issued at September 30, 2022 and December 31, 2021, respectively (excluding 7,539,697 shares declared for stock dividend at December 31, 2021)	—	—
Additional paid-in capital	2,565	2,560
Accumulated deficit	(186)	(237)
Accumulated other comprehensive loss	(229)	—
Total shareholders’ equity	2,150	2,323
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$7,941	$5,159

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$1,735	$1,047	$4,855	$2,828
Cost of revenues	1,295	795	3,604	2,163
Gross profit	440	252	1,251	665
Selling, general, and administrative expenses	379	211	1,138	579
Operating income	61	41	113	86
Interest expense, net	33	14	88	43
(Gain) loss on extinguishment of debt, net	(5)	—	(5)	9
Non-service pension benefit	(10)	—	(32)	—
Investment income and other, net	(3)	(3)	(5)	(12)
Other expense, net	15	11	46	40
Income before income taxes	46	30	67	46
Income tax provision	18	11	16	14
Net income	$28	$19	$51	$32
Net income attributable to common shareholders:
Stock dividend on Series B Preferred Stock	(11)	—	(33)	—
Net income attributable to common shareholders	$17	$19	$18	$32

Net income per common share:
Basic	$0.06	$0.08	$0.06	$0.14
Diluted	0.06	0.08	0.06	0.14
Weighted average shares outstanding:
Basic	234	205	233	199
Diluted	266	209	266	205

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$28	$19	$51	$32
Other comprehensive (loss) income:
Fair value change - derivatives, net of tax benefit (expense) of ($16), ($1), ($27), and ($4), respectively	51	5	82	13
Foreign currency translation adjustment	(86)	(9)	(311)	(9)
Comprehensive (loss) income	$(7)	$15	$(178)	$36

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2021	4,000,000	$—	224,625,193	$—	$2,560	$(237)	$—	$2,323
Net loss	—	—	—	—	—	(7)	—	(7)
Fair value change - derivatives	—	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	—	(59)	(59)
Series A Preferred Stock dividend	—	—	7,539,697	—	—	—	—	—
Series B Preferred Stock dividend	—	—	519,469	—	—	—	—	—
Share repurchases	—	—	(531,431)	—	(11)	—	—	(11)
Profit sharing plan contributions	—	—	622,655	—	15	—	—	15
Share-based compensation and other, net	—	—	413,029	—	8	—	—	8
Balance, March 31, 2022	4,000,000	$—	233,188,612	$—	$2,572	$(244)	$(50)	$2,278
Net income	—	—	—	—	—	30	—	30
Fair value change - derivatives	—	—	—	—	—	—	22	22
Foreign currency translation adjustment	—	—	—	—	—	—	(166)	(166)
Series B Preferred Stock dividend	—	—	686,455	—	—	—	—	—
Share repurchases	—	—	(681,329)	—	(11)	—	—	(11)
Share-based compensation and other, net	—	—	24,584	—	3	—	—	3
Balance, June 30, 2022	4,000,000	$—	233,218,322	$—	$2,564	$(214)	$(194)	$2,156
Net income	—	—	—	—	—	28	—	28
Fair value change - derivatives	—	—	—	—	—	—	51	51
Foreign currency translation adjustment	—	—	—	—	—	—	(86)	(86)
Series B Preferred Stock dividend	—	—	739,015	—	—	—	—	—
Share repurchases	—	—	(738,572)	—	(11)	—	—	(11)
Share-based compensation and other, net	—	—	567,370	—	12	—	—	12
Balance, September 30, 2022	4,000,000	$—	233,786,135	$—	$2,565	$(186)	$(229)	$2,150

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 31, 2020	4,000,000	$—	168,052,024	$—	$1,856	$(284)	$(14)	$1,558
Net loss	—	—	—	—	—	(8)	—	(8)
Fair value change - derivatives	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	(4)
Series A Preferred Stock dividend			12,447,912		—		—	—
Warrants exercised	—	—	19,994,203	—	230	—	—	230
Profit sharing plan contributions			630,109		13		—	13
Share-based compensation and other, net	—	—	157,979	—	3	—	—	3
Balance, March 31, 2021	4,000,000	$—	201,282,227	$—	$2,102	$(292)	$(19)	$1,791
Net income	—	—	—	—	—	21	—	21
Fair value change - derivatives	—	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	—	4	4
Share-based compensation and other, net	—	—	(1,140)	—	3	—	—	3
Balance, June 30, 2021	4,000,000	$—	201,281,087	$—	$2,105	$(271)	$(6)	$1,828
Net income	—	—	—	—	—	19	—	19
Fair value change - derivatives	—	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	—	(9)	(9)
Issuance of common shares	—	—	22,716,049	—	446	—	—	446
Share-based compensation and other, net	—	—	452,840	—	8	—	—	8
Balance, September 30, 2021	4,000,000	$—	224,449,976	$—	$2,559	$(252)	$(10)	$2,297

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$51	$32
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60	59
Amortization	165	95
Restructuring charges, net of cash paid	12	—
Deferred taxes	(9)	(1)
Share-based compensation expense	14	8
Profit-sharing expense	10	11
Non-cash lease expense	49	24
Non-service pension benefit	(32)	—
(Gain) loss on extinguishment of debt, net	(5)	9
Other, net	13	5
Pension contributions	(27)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(104)	(76)
Contract assets	(134)	(81)
Inventories	(25)	(5)
Prepaid expenses and other current assets	(25)	(11)
Accounts payable	68	54
Accrued liabilities and income taxes payable	(6)	(11)
Contract liabilities	46	16
Other assets and liabilities	(39)	(60)
Net cash provided by operating activities	82	68
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,881)	(51)
Purchases of property and equipment	(60)	(43)
Proceeds from sales of property, equipment, held for sale assets, and businesses	10	13
Net cash used in investing activities	(2,931)	(81)
Cash flows from financing activities:
Proceeds from long-term borrowings	1,104	350
Payments on long-term borrowings	(33)	(320)
Repurchases of long-term borrowings	(30)	—
Payments of debt issuance costs	(25)	(4)
Repurchases of common stock	(33)	—
Proceeds from equity issuances	797	676
Payments of acquisition-related consideration	(6)	(72)
Restricted shares tendered for taxes	(1)	(1)
Net cash provided by financing activities	1,773	629
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(17)	(1)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,093)	615
Cash, cash equivalents, and restricted cash, beginning of period	1,491	515
Cash, cash equivalents, and restricted cash, end of period	$398	$1,130
Supplemental cash flow disclosures:
Cash paid for interest	$81	$32
Cash paid for income taxes, net of refunds	24	55
Accrued consideration issued in business combinations	1	13
Shares of common stock issued to profit sharing plan	13	13

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

Investments

The Company holds investments in joint ventures which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company’s share of earnings from the joint ventures was $2 and $1 during the three months ended September 30, 2022 and 2021, respectively, and $3 during the nine months ended September 30, 2022 and 2021. The earnings are recorded within investment income and other, net in the condensed consolidated statements of operations. The investment balances were $4 as of September 30, 2022 and December 31, 2021, and are recorded within other assets in the condensed consolidated balance sheets.

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

Accounting standards issued and adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from the London Interbank Offered Rate ("LIBOR") to alternative reference rates, such as the Secured Overnight Financing Rate, that are completed by December 31, 2022. The Company adopted this standard on January 1, 2022, and it did not have an impact on the consolidated financial statements. The Company will continue to use the one-month LIBOR until it is phased out on June 30, 2023 and does not expect the transition from LIBOR to alternative reference interest rates to have a significant impact to operating results, financial position or cash flows, but will continue to monitor the impact of this transition until it is completed.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share ("EPS") calculations as a result of these changes. The Company adopted this ASU on January 1, 2022 and it did not have a material impact on its consolidated financial statements.

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

The consideration paid by the Company for the stock purchase of the Chubb business was funded through a combination of cash on hand and net proceeds from the private placement of Series B Preferred Stock (as defined in Note 16 - "Related-Party Transactions"), the offering of the 4.750% Senior Notes, and the 2021 Term Loan (both defined in Note 12 - "Debt").

During the three and nine months ended September 30, 2022, the Company incurred transaction costs of $0 and $24, respectively, which were expensed and included as a component of selling, general, and administrative expenses in the condensed consolidated statements of operations.

The Chubb Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values, with the exception of the following: (1) pre-acquisition contingencies which are recognized and measured in accordance with ASC 450, Contingencies, if fair value cannot be determined; (2) deferred income tax assets acquired and liabilities assumed are recognized and measured in accordance with ASC 740, Income Taxes; (3) pensions and other post-retirement benefits other than pensions are recognized and measured in accordance with ASC 715, Compensation – Retirement Benefits; (4) contract assets and liabilities are measured and recognized in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"); and (5) certain lease related assets and liabilities which are measured and recognized in accordance with ASC 842, Leases ("ASC 842").

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the Chubb Acquisition:

Cash paid at closing	$2,935
Working capital and net indebtedness adjustment	(42)
Total net consideration	$2,893

Cash	$60
Accounts receivable	438
Inventories	67
Contract assets	183
Other current assets	20
Property and equipment	77
Operating lease right of use assets	154
Pension and post-retirement assets	626
Other noncurrent assets	9
Intangible assets	1,099
Goodwill	1,412
Accounts payable	(191)
Contract liabilities	(162)
Accrued expenses	(221)
Finance and operating lease liabilities	(155)
Pension and post-retirement obligations	(71)
Deferred tax liabilities	(363)
Other noncurrent liabilities	(89)
Net assets acquired	$2,893

Since the Chubb Acquisition occurred on January 3, 2022, the Company has not finalized its accounting for any areas of purchase price allocation related to the Chubb Acquisition. The Company anticipates that it will finalize its accounting for the Chubb Acquisition during the fourth quarter of 2022. During the nine months ended September 30, 2022, the Company recorded measurement period adjustments, primarily related to working capital balances, property and equipment, and intangible assets. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Company has assigned the provisional goodwill of $1,412 to its Safety Services reportable segment (see Note 7 - "Goodwill and Intangibles"). Based on U.S. income tax principles related to acquisitions of non-U.S. entities, the Company does not expect any of the provisional amount of goodwill to be deductible for U.S. income tax purposes.

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

The following table summarizes the preliminary fair value of the identifiable intangible assets:

Customer relationships	$584
Trade names and trademarks	465
Contractual backlog	50
Total intangibles	$1,099

The estimated useful lives over which the intangible assets will be amortized are as follows: customer relationships (fifteen years), trade names and trademarks (fifteen years), and contractual backlog (two years).

The results of operations for the Chubb business are included in the consolidated financial statements of the Company from the date of acquisition.

Pro forma consolidated financial information

The following pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2021 as if the Chubb Acquisition and related financing had occurred as of January 1, 2021, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of the Chubb business and are not necessarily indicative of what the Company’s operating results would have been had the Chubb Acquisition and related financing taken place on January 1, 2021.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net revenues	$1,567	$4,450
Net income (loss)	8	(45)

Pro forma financial information is presented as if the operations of the Chubb business had been included in the consolidated results of the Company since January 1, 2021, and gives effect to transactions that are directly attributable to the Chubb Acquisition and related financing. Adjustments, net of related tax impacts, include: additional depreciation and amortization expense related to the fair value of acquired property and equipment and intangible assets as if such assets were acquired on January 1, 2021; costs related to the fair value step-up of acquired inventory; interest expense under the Company’s 2021 Term Loan and 4.750% Senior Notes (both defined in Note 12 - "Debt") as if the amounts borrowed to partially finance the purchase price were borrowed on January 1, 2021.

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

The Company has not finalized its accounting for the NAC acquisition. The area of the purchase price allocation that is not yet finalized for the NAC acquisition is the valuation of income tax related matters. During the nine months ended September 30, 2022, the Company recorded a measurement period adjustment, primarily related to a reclassification between intangible assets and goodwill for the NAC acquisition. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. Based on preliminary estimates, the total amount of goodwill from the 2021 acquisitions expected to be deductible for tax purposes is $48. See Note 7 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

	Premier Fire	NAC	Other 2021 Acquisitions
Cash paid at closing	$32	$36	$25
Accrued consideration	7	4	9
Total consideration	$39	$40	$34

Cash	$3	$2	$2
Current assets	10	22	6
Property and equipment	1	2	2
Intangible assets, net	14	14	10
Goodwill	17	13	19
Current liabilities	(6)	(13)	(5)
Net assets acquired	$39	$40	$34

For the three months ended September 30, 2022, net revenues and operating loss from the Company's material acquisitions that closed over the previous twelve months was $526 and $7, respectively. For the nine months ended September 30, 2022, net revenues and operating income from the material acquisitions that closed over the previous twelve months was $1,603 and $4, respectively.

Accrued consideration

The Company’s acquisition purchase agreements typically include deferred payment provisions, often to sellers who become employees of the Company or its subsidiaries. The provisions are made up of three general types of arrangements, contingent compensation and contingent consideration (both of which are contingent on the future performance of the acquired entity) and deferred payments related to indemnities. Contingent compensation arrangements are typically contingent on the former owner’s future employment with the Company, and the related amounts are recognized over the required employment period, which is typically three to five years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition and are paid over a three to five year period. The liability for deferred payments is recognized at the date of acquisition based on the Company’s best estimate and is typically payable over a one to two year period. Deferred payments are not contingent on any future performance or employment obligations and can be offset for working capital true-ups, and representations and warranty items.

The total contingent compensation arrangement liability was $17 and $12 at September 30, 2022 and December 31, 2021, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $19 and $57, inclusive of the $17 and $12, accrued as of September 30, 2022 and December 31, 2021, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.

The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 8 - "Fair Value of Financial Instruments."

The total liability for deferred payments was $12 and $15 at September 30, 2022 and December 31, 2021, respectively, and is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented.

NOTE 5. Restructuring

During 2022, the Company initiated a multi-year restructuring program to drive efficiencies and synergies and optimize operating margin. The Company expects to incur expenses related to workforce reductions, lease termination costs, and other facility rationalization costs over the next three years. The Company recorded total restructuring costs within the Safety Services segment of $7 and $18, of which $2 and $4 was recorded in cost of revenues and $5 and $14 in selling, general, and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. The amounts recognized in the nine months ended September 30, 2022 relate to costs associated with workforce reductions. As of September 30, 2022, the Company had $11 in restructuring liabilities recorded in other accrued liabilities on the condensed consolidated balance sheets for this plan, which are expected to be paid within the next three to six months. The Company continues to evaluate operating efficiencies and anticipates incurring additional costs in the coming quarters in connection with these activities, but is unable to estimate those amounts at this time as such plans are not yet finalized.

The following table summarizes the Company's 2022 restructuring program for the nine month period ended September 30, 2022:

Nine Months Ended September 30, 2022
Balance as of December 31, 2021	$—
Charged to cost of revenues - employee related	4
Charged to selling, general, and administrative expenses - employee related	14
Payments	(6)
Currency translation adjustment and other	(1)
Balance as of September 30, 2022	$11

NOTE 6. NET REVENUES

Under ASC 606, revenue is recognized when or as control of promised goods and services is transferred to customers and the amount of revenue recognized reflects the consideration to which an entity expects to be entitled in exchange for the goods and services transferred. Net revenues are primarily recognized by the Company over time utilizing the cost-to-cost measure of progress. Net revenues recognized at a point in time primarily relate to distribution contracts and short-term time and materials contracts.

Contracts with customers

The Company derives net revenues primarily from contracts with a duration of less than one week to three years (with the majority of contracts with durations of less than six months) which are subject to multiple pricing options including fixed price, unit price, time and material, or cost plus a markup. The Company also enters into fixed price service contracts related to monitoring, maintenance, and inspection of safety systems. The Company may utilize subcontractors in the fulfillment of its performance obligations. When doing so, the Company is considered the principal in these transactions and revenues are recognized on a gross basis.

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

The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the three and nine months ended September 30, 2022 and 2021. Prior period balances in this table have been recast to reflect current period presentation, as described in Note 2 - "Basis of Presentation and Significant Accounting Policies." Disaggregated net revenues information is as follows:

	Three Months Ended September 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$1,008	$—	$—	$1,008
Heating, Ventilation, and Air Conditioning ("HVAC")	146	—	—	146
Infrastructure / Utility	—	341	—	341
Fabrication	—	87	—	87
Specialty Contracting	—	162	—	162
Corporate and Eliminations	—	—	(9)	(9)
Net revenues	$1,154	$590	$(9)	$1,735

	Three Months Ended September 30, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$430	$—	$—	$430
HVAC	103	—	—	103
Infrastructure / Utility	—	317	—	317
Fabrication	—	44	—	44
Specialty Contracting	—	166	—	166
Corporate and Eliminations	—	—	(13)	(13)
Net revenues	$533	$527	$(13)	$1,047

	Nine Months Ended September 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$2,966	$—	$—	$2,966
HVAC	408	—	—	408
Infrastructure / Utility	—	849	—	849
Fabrication	—	194	—	194
Specialty Contracting	—	477	—	477
Corporate and Eliminations	—	—	(39)	(39)
Net revenues	$3,374	$1,520	$(39)	$4,855

	Nine Months Ended September 30, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$1,201	$—	$—	$1,201
HVAC	310	—	—	310
Infrastructure / Utility	—	747	—	747
Fabrication	—	183	—	183
Specialty Contracting	—	417	—	417
Corporate and Eliminations	—	—	(30)	(30)
Net revenues	$1,511	$1,347	$(30)	$2,828

	Three Months Ended September 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$568	$565	$(9)	$1,124
France	125	—	—	125
Other	461	25	—	486
Net revenues	$1,154	$590	$(9)	$1,735

	Three Months Ended September 30, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$442	$516	$(13)	$945
France	—	—	—	—
Other	91	11	—	102
Net revenues	$533	$527	$(13)	$1,047

	Nine Months Ended September 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,576	$1,481	$(39)	$3,018
France	417	—	—	417
Other	1,381	39	—	1,420
Net revenues	$3,374	$1,520	$(39)	$4,855

	Nine Months Ended September 30, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,247	$1,323	$(30)	$2,540
France	—	—	—	—
Other	264	24	—	288
Net revenues	$1,511	$1,347	$(30)	$2,828

The Company’s contracts with its customers generally require significant services to integrate complex activities and equipment into a single deliverable and are, therefore, generally accounted for as a single performance obligation to provide a single contracted service for the duration of the project. For contracts with multiple performance obligations, the transaction price of a contract is allocated to each performance obligation and recognized as net revenues when or as the performance obligation is satisfied using the estimated stand-alone selling price of each distinct good or service. The stand-alone selling price is estimated using the expected cost plus a margin approach for each performance obligation. The Company utilizes the practical expedient under ASC 606 and does not disclose unsatisfied performance obligations for service contracts as these contracts generally have an original duration of less than one year. For those in-process contracts with an original duration exceeding one year, the aggregate amount of transaction price allocated to the performance obligations unsatisfied at September 30, 2022 was $567. The Company expects to recognize revenue on approximately 65% of the remaining performance obligations over the next twelve months.

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

Contracts are often modified through change orders to account for changes in the scope and price of the goods or services being provided. Although the Company evaluates each change order to determine whether such modification creates a separate performance obligation, the majority of change orders are for goods or services not distinct within the context of the original contract and, therefore, not treated as a separate performance obligation but rather as a modification of the existing contract and performance obligation.

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

Changes in the estimates of transaction prices are recognized in net revenues on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates may also result in the reversal of previously recognized net revenues if the ultimate outcome differs from the Company’s previous estimate. For the three and nine months ended September 30, 2022 and 2021, there were no significant reversals of net revenues recognized associated with the revision of transaction prices. The Company typically does not incur any returns, refunds or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of performance.

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

The Company utilizes the practical expedient under ASC 606 and does not adjust for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of performance for the Company’s services. As of September 30, 2022, none of the Company’s contracts contained a significant financing component.

Contract assets and contract liabilities are classified as current in the condensed consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets, and contract liabilities from contracts with customers as of September 30, 2022 and December 31, 2021 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance as of September 30, 2022	$1,249	$511	$428
Balance as of December 31, 2021	767	217	243

The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At September 30, 2022 and December 31, 2021, retentions receivable were $134 and $117, respectively, while the portions that may not be received within one year were $20 and $25, respectively. There were no other significant changes due to business acquisitions or significant changes in estimates of contract progress or transaction price. There were no significant impairments of contract assets recognized during the period.

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

NOTE 7. GOODWILL AND INTANGIBLES

Goodwill

The following table provides disclosure of goodwill by segment as of September 30, 2022 and December 31, 2021. Prior period balances in this table have been recast to reflect current period presentation, as described in Note 2 - "Basis of Presentation and Significant Accounting Policies." The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2022 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2021	$925	$181	$1,106
Acquisitions	1,415	—	1,415
Foreign currency translation and other, net (1)	(194)	—	(194)
Goodwill as of September 30, 2022	$2,146	$181	$2,327

(1)
Other includes measurement period adjustments recorded during the nine months ended September 30, 2022 related to acquisitions completed during the previous twelve months (see Note 4 - "Business Combinations").

Intangibles

The Company’s identifiable intangible assets are comprised of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	1.3	$145	$(117)	$28
Customer relationships	9.7	1,365	(322)	1,043
Trade names and trademarks	13.4	687	(75)	612
Total		$2,197	$(514)	$1,683

	December 31, 2021
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.8	$101	$(97)	$4
Customer relationships	6.4	859	(221)	638
Trade names and trademarks	12.7	280	(40)	240
Total		$1,240	$(358)	$882

Amortization expense recognized on identifiable intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$15	$2	$22	$5
Selling, general, and administrative expenses	36	30	143	90
Total intangible asset amortization expense	$51	$32	$165	$95

During the three months ended September 30, 2022, the Company recorded measurement period adjustments for the Chubb Acquisition. The measurement period adjustments resulted in a decrease in amortization expense that had been recorded earlier in the year. If the intangible assets fair values had been known at the date of the Chubb Acquisition, amortization expense would have decreased by $2 to $55 for the three months ended March 31, 2022 and June 30, 2022, respectively.

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

Level 3:	Unobservable inputs that reflect the Company's own assumptions.

Recurring fair value measurements

The Company’s financial assets and liabilities (adjusted to fair value at least quarterly) are derivative instruments and contingent consideration obligations. In the condensed consolidated balance sheets, derivative instruments are primarily included in other noncurrent assets and other noncurrent liabilities and contingent consideration obligations are primarily included in contingent consideration and compensation liabilities.

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of September 30, 2022 and December 31, 2021:

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps		$17	$—	$17
Cash flow hedges - cross currency contracts	—	25	—	25
Net investment hedges	—	45	—	45
Fair value hedges	—	95	—	95
Derivatives not designated as hedge instruments
Foreign currency contracts	—	—	—	—
Total	$—	$182	$—	$182

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency contracts	—	(2)	—	(2)
Contingent consideration obligations	—	—	(4)	(4)
Total	$—	$(2)	$(4)	$(6)

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Derivatives designated as hedge instruments
Cash flow hedges - cross currency swaps	$—	$6	$—	$6
Net investment hedges	—	12	—	12
Total	$—	$18	$—	$18

Financial liabilities:
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$(11)	$—	$(11)
Derivatives not designated as hedge instruments
Foreign currency contracts	—	—	—	—
Contingent consideration obligations	—	—	(4)	(4)
Total	$—	$(11)	$(4)	$(15)

The Company determines the fair value of its derivative instruments designated as hedge instruments using standard pricing models and market-based assumptions for all inputs such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2.

Contingent consideration obligations

The value of the contingent consideration obligations is determined using a probability-weighted discounted cash flow method. This fair value measurement is based on unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., potential payment amounts, length of measurement periods, manner of calculating any amounts due) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows, and a discount rate. Depending on the contractual terms of the purchase agreement, the probabilities of achieving future cash flows or earnings generally represent the only significant unobservable inputs. The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings.

The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Nine Months Ended September 30, 2022
Balance as of December 31, 2021	$4
Issuances	—
Settlements	—
Adjustments to fair value	—
Balance as of September 30, 2022	$4
Number of open contingent consideration arrangements at the end of period	3
Maximum potential payout at end of period	$5

At September 30, 2022, the remaining open contingent consideration arrangements are set to expire at various dates through 2023. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three and nine months ended September 30, 2022.

Fair value estimates

The following table presents the carrying amount and fair value of the Company’s non-variable interest rate debt (4.125% Senior Notes and 4.750% Senior Notes, as defined in Note 12 – “Debt”), including current portions and excluding unamortized debt issuance costs, which are estimated by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The carrying values of variable interest rate long-term debt, including current portions and excluding accrued interest, approximate their fair values because of the variable interest rates of these instruments, which are generally reset monthly. During the three months ended September 30, 2022, the Company repurchased $13 and $23 of the 4.125% Senior Notes and 4.750% Senior Notes, respectively.

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
4.125% Senior Notes	$337	$267	$350	$348
4.750% Senior Notes	277	230	300	305

NOTE 9. DERIVATIVES

The Company uses foreign currency forward contracts, cross-currency swaps, and interest rate swap agreements to manage risks associated with foreign currency exchange rates, net investments in foreign operations, and interest rates. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records derivatives as assets and liabilities on the condensed consolidated balance sheets at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the condensed consolidated statements of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued.

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

Interest rate swaps

The Company manages its fixed and floating rate debt mix using interest rate swaps. The Company uses interest rate swap contracts to separate interest rate risk management from the debt funding decision. The cash paid and received from the settlement of interest rate swaps is included in interest expense in the condensed consolidated statements of operations. The Company elected a method that does not require continuous evaluation of hedge effectiveness.

During the three months ended September 30, 2022, the Company terminated the previously outstanding $720 notional amount interest rate swap with a maturity date in October 2024 ("2024 Interest Rate Swap"). The present value as of the date of termination of the 2024 Interest Rate Swap is recorded in accumulated other comprehensive income (loss) ("AOCI") on the condensed consolidated balance sheets. The fair value previously recognized in AOCI related to interest rate movements of the 2024 Interest Rate Swap is being amortized to interest expense on a straight-line basis through October 2024. The amount amortized from AOCI into interest expense during the three and nine months ended September 30, 2022 was $1. As of September 30, 2022, approximately $33 of unrealized pre-tax gains remained in AOCI.

During the three months ended September 30, 2022, the Company entered into an aggregate $720 notional amount interest rate swap ("2026 Interest Rate Swap") that exchanges a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 3.64% over the term of the agreement, which matures in October 2026.

During the three months ended June 30, 2022, the Company entered into an aggregate $400 notional amount of interest rate swaps that exchange a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 3.46% over the term of the agreements, which mature in January 2028. These swaps are forward-starting and are effective commencing January 2023.

As of September 30, 2022, the Company had $1,120 notional amount outstanding in swap agreements, which includes the aggregate $400 notional amount of forward-starting swaps, and the four-year $720 notional 2026 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. As of September 30, 2022, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 3.64%. The effective portion of the after tax fair value gains or losses on these swaps is included as a component of AOCI.

Variations in the assets and liability balances are primarily driven by changes in the applicable forward yield curves related to LIBOR. The fair value of the effective interest rate swaps designated as hedging instruments was an asset of $9 and a liability of $11 as of September 30, 2022 and December 31, 2021, respectively. The fair value of the forward-starting interest rate swaps designated as hedging instruments was an asset of $8 as of September 30, 2022.

The Company recorded interest expense (income) of ($1) and $3 during the three months ended September 30, 2022 and 2021, respectively, and $3 and $8 of interest expense during the nine months ended September 30, 2022 and 2021, respectively, related to interest rate swaps.

Cross-currency swaps

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

During 2021, the Company entered into two cross-currency swaps designated as cash flow hedges with gross notional U.S. dollar equivalent amounts of $26 and $94 with maturity dates of September 2027 and 2030, respectively. The total fair value of the cross-currency hedges was an asset of $25 and $6 as of September 30, 2022 and December 31, 2021, respectively. The Company recognized income of $7 and $17 in investment income and other, net, during the three and nine months ended September 30, 2022, respectively, and income of $3 in investment income and other, net, during the three and nine months ended September 30, 2021, respectively.

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

The fair value previously recognized in AOCI related to interest rate movements of the dedesignated swap is being amortized to interest expense on a straight-line basis through the third quarter 2029. The Company recorded interest income of $1 and $3 during the three and nine months ended September 30, 2022, respectively.

The fair value of the foreign currency swaps designated as net investment hedges was an asset of $45 and $12 as of September 30, 2022 and December 31, 2021, respectively.

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

The fair value of these hedges were an asset of $95 as of September 30, 2022 and are included in other assets. The Company recognized income of $51 and $95 in investment income and other, net, during the three and nine months ended September 30, 2022, respectively.

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

The Company recognized income of $6 and $9 in investment income and other, net, during the three and nine months ended September 30, 2022, respectively, and an immaterial amount during the three and nine months ended September 30, 2021.

As of September 30, 2022, foreign currency contracts carried balances of $2 in other noncurrent liabilities and less than $1 in other assets. As of December 31, 2021, foreign currency contracts carried immaterial balances.
NOTE 10. PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of September 30, 2022 and December 31, 2021 are as follows:

	Estimated Useful Lives (In Years)	September 30, 2022	December 31, 2021
Land	N/A	$29	$26
Building	39	97	77
Machinery and equipment	1-20	302	228
Autos and trucks	4-10	115	106
Office equipment	3-7	24	26
Leasehold improvements	1-15	28	18
Total cost		595	481
Accumulated depreciation		(196)	(155)
Property and equipment, net		$399	$326

Depreciation expense related to property and equipment, including finance leases, was $22 and $20 during the three months ended September 30, 2022 and 2021, respectively, and $60 and $59 during the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the condensed consolidated statements of operations.

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

The Company leases various facilities, equipment, and vehicles from unrelated parties, which are primarily classified and accounted for as operating leases. The facility leases are primarily for office space with initial terms extending up to ten years. The equipment leases are primarily related to heavy equipment utilized in the completion of construction jobs and the terms of the agreements range from one to seven years. Vehicle leases have a minimum lease term ranging from one to seven years. Some leases include one or more options to renew, generally at the Company’s sole discretion, with renewal terms that can extend the lease term by one to twelve years or more. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.

See the table below for information pertaining to the effects of recently acquired leases as updated from the discussion in the Company’s 2021 audited consolidated financial statements included in the Company’s Form 10-K filed on March 1, 2022. There were no other material impacts to the lease disclosures contained in the Company's Form 10-K.

The future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2022 is as follows:

	Operating Leases	Finance Leases	Total
Remainder of 2022	$17	$2	$19
2023	63	5	68
2024	46	5	51
2025	33	3	36
2026	21	1	22
2027	14	—	14
Thereafter	36	—	36
Total lease payments	$230	$16	$246
Less imputed interest	(22)	(1)	(23)
Total present value of lease liabilities	$208	$15	$223
Operating and finance leases - current	$60	$5	$65
Operating and finance leases - non-current	148	10	158
Total present value of lease liabilities	$208	$15	$223

Supplemental condensed consolidated balance sheets information related to leases is as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term:
Operating leases	5.2 years	6.0 years
Finance leases	3.0 years	2.8 years

Weighted-average discount rate:
Operating leases	3.6%	3.4%
Finance leases	4.0%	2.3%

NOTE 12. DEBT

Debt obligations consist of the following:

	Maturity Date	September 30, 2022	December 31, 2021
Term loan facility
2019 Term Loan	October 1, 2026	$1,127	$1,140
Revolving Credit Facility	October 1, 2026	—	—
2021 Term Loan	January 3, 2029	1,085	—
Senior notes
4.125% Senior Notes	July 15, 2029	337	350
4.750% Senior Notes	October 15, 2029	277	300
Other obligations		7	1
Total debt obligations		2,833	1,791
Less: unamortized deferred financing costs		(46)	(24)
Total debt, net of deferred financing costs		2,787	1,767
Less: short-term and current portion of long-term debt		(6)	(1)
Long-term debt, less current portion		$2,781	$1,766

Term loan facility

As of September 30, 2022, the Company had $1,127 of principal outstanding under the 2019 Term Loan. During the nine months ended September 30, 2022, the Company made payments of $13 on the 2019 Term Loan. As of September 30, 2022, the Company had a four-year interest rate swap with respect to $720 of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a fixed rate of 3.64% per annum. Accordingly, the Company's fixed interest rate per annum on the swapped $720 notional value of the 2019 Term Loan is 3.64% through its maturity. The remaining $407 of the 2019 Term Loan balance will bear interest at 6.25% per annum based on one-month LIBOR plus 250 basis points, but the rate will fluctuate as LIBOR fluctuates. Refer to Note 9 - "Derivatives" for additional information.

The Company completed an amendment to its credit agreement during the first quarter of 2022 ("2022 Incremental Amendment") and entered into an incremental $1,100 term loan ("2021 Term Loan"), with a maturity date of January 3, 2029. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 1.75% or (2) Stock Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.75%. The 2021 Term Loan balance will bear interest at 6.50% per annum based on one-month LIBOR plus 275 basis points, but the rate will fluctuate as LIBOR fluctuates. During the nine months ended September 30, 2022, the Company made payments of $15 on the 2021 Term Loan.

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

At September 30, 2022 and December 31, 2021, the Company had no amounts outstanding under the Revolving Credit Facility, and $424 and $227 was available at September 30, 2022 and December 31, 2021, respectively, after giving effect to $76 and $73 of outstanding letters of credit.

As of September 30, 2022 and December 31, 2021, the Company was in compliance with all applicable debt covenants.

Information related to 2021 issuances and extinguishments of long-term debt are described in Note 11 - "Debt" in the Company’s 2021 Annual Report on Form 10-K.

Senior notes

During the three months ended September 30, 2022, the Company repurchased on the open market $13 and $23 of the 4.125% Senior Notes and 4.750% Senior Notes, respectively (the "Repurchases"). In connection with the Repurchases, the Company recognized a net gain on debt extinguishment of $5.

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

The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of September 30, 2022 and December 31, 2021.

Other obligations

As of September 30, 2022 and December 31, 2021, the Company had $7 and $1 in notes outstanding, respectively, for the acquisition of equipment and vehicles, and working capital purposes.

Approximate annual maturities, excluding amortization of debt issuance costs, of the Company's financing arrangements for the periods subsequent to September 30, 2022 are as follows:

Remainder of 2022	$2
2023	12
2024	11
2025	11
2026	1,138
2027	11
Thereafter	1,648
Total	$2,833

Note 13. Income Taxes

The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials and discrete items. The Company’s effective tax rate was 40.5% and 38.5% for the three months ended September 30, 2022 and 2021, respectively, and 24.2% and 31.3% for the nine months ended September 30, 2022 and 2021, respectively. The difference between the effective tax rate and the statutory U.S. Federal income tax rate of 21.0% for the nine months ended September 30, 2022 and 2021 is due to nondeductible permanent items, state taxes, and the reversal of the Company’s indefinite reinvestment assertion.

As of September 30, 2022, the Company’s deferred tax assets included a valuation allowance of $92 primarily related to certain deferred tax assets of the Company’s foreign subsidiaries and a capital loss carryforward in the U.S. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of September 30, 2022, the Company had gross federal, state, and foreign net operating loss carryforwards of approximately $0, $32 and $80, respectively. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2027. The foreign net operating losses generally have carryback periods of three years, carryforward periods of twenty years, or are indefinite, and begin to expire in 2036.

The Company’s liability for unrecognized tax benefits is recorded within other non-current liabilities in the condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the total gross unrecognized tax benefits were $2 and $2, respectively. The Company had accrued gross interest and penalties as of September 30, 2022 and December 31, 2021 of $0 and $1, respectively. During the three and nine months ended September 30, 2022 and 2021, the Company recognized net interest expense of less than $1 for all periods.

If all of the Company’s unrecognized tax benefits as of September 30, 2022 were recognized, $2 would impact the Company’s effective tax rate. The Company expects $1 of unrecognized tax benefits to expire in the next twelve months due to lapses in the statute of limitations.

As of September 30, 2022, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2014. There are various other audits in state and foreign jurisdictions. No adjustments have been proposed and the Company does not expect the results of the audits to have a material impact on the consolidated financial statements.

On December 27, 2020, the Consolidated Appropriations Act was signed into law, which included a temporary provision that allows for a 100 percent deduction for business meals expenses purchased from a restaurant between December 31, 2020 and January 1, 2023. The tax law changes in the Consolidated Appropriations Act did not have a material impact on the Company’s quarterly income tax provision.

Note 14. Employee Benefit Plans

Multiemployer pension plans

Certain Company subsidiaries, including certain subsidiaries in Canada, contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within costs of revenues. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time and the plans in which they participate vary depending upon the location, the number of ongoing projects, and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $26 and $26 during the three months ended September 30, 2022 and 2021, respectively, and $77 and $69 during the nine months ended September 30, 2022 and 2021, respectively.

Defined benefit pension plans

The Company assumed both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants. Refer to Note 15 - "Pension" for more information on these plans.

Profit sharing plans

The Company has a trustee-administered profit sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and also adopted a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors. In connection with these plans, the Company recognized $4 in expense during the three months ended September 30, 2022 and 2021, and $10 and $11 in expense during the nine months ended September 30, 2022 and 2021, respectively.

Employee stock purchase plan

Most of the Company’s employees in the U.S. and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. The Company recognized $1 of expense during the three months ended September 30, 2022 and 2021, and $3 of expense during the nine months ended September 30, 2022 and 2021.

Post-retirement benefit plans

As part of the Chubb Acquisition, the Company assumed an unfunded post-retirement benefit plan that provides life benefits to certain eligible retirees in Canada. As of September 30, 2022, the benefit obligation was $4. The PBO discount rate was 3.0% at September 30, 2022.

Benefit payments, including amounts to be paid from corporate assets and reflecting expected future service, as appropriate, are expected to be less than $1 for 2023 through 2028 and thereafter.

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

Guidance under FASB ASC Topic 715, Compensation – Retirement Benefits, requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under this guidance, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. Pension and post-retirement obligation balances and related costs reflected within the condensed consolidated balance sheets include costs directly attributable to plans dedicated to the Company.

January 3, 2022
Plan assets	$2,615

January 3, 2022
Projected benefit obligation ("PBO") funded status
Fair value of plan assets	$2,615
Benefit obligations	(2,041)
Funded status of plans	$574

Supplemental condensed consolidated balance sheets information related to pension is as follows:

January 3, 2022
Pension and post-retirement benefits	$626
Other accrued liabilities	—
Other noncurrent liabilities	(52)
Net amount recognized	$574

Information for pension plans with accumulated benefit obligations in excess of plan assets:

January 3, 2022
PBO	$78
Accumulated benefit obligation	64
Fair value of plan assets	26

Information for pension plans with projected benefit obligations in excess of plan assets:

January 3, 2022
PBO	$78
Accumulated benefit obligation	64
Fair value of plan assets	26

The components of the net periodic pension benefit for the defined benefit pension plans are as follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Service cost	$3	$9
Interest cost	7	24
Expected return on plan assets	(18)	(56)
Net periodic pension benefit	$(8)	$(23)

Major assumptions used in determining the benefit obligation and net periodic benefit cost for pension plans are presented in the following table as weighted averages:

	Three and Nine Months Ended September 30, 2022
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

The fair values of the pension plan assets by asset category are as follows:

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

(1)
In accordance with ASU 2015-07 Fair Value Measurement (Topic 820), certain investments that are measured at fair value using net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension assets.
(2)
Represents investments in real estate, including commingled funds and directly held properties.
(3)
Represents insurance contracts and global risk balanced commingled funds consisting mainly of equity, bonds, and some commodities.
(4)
Represents short-term commercial paper, bonds, and other cash or cash-like investments.
(5)
Represents trust receivables and payables that are not leveled.

Derivatives in the plan are primarily used to manage risk and gain asset class exposure while still maintaining liquidity. Derivative instruments mainly consist of equity futures, interest rate futures, interest rate swaps, and currency forward contracts.

The plans review assets at least quarterly to ensure they are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations. The plans generally employ a broadly diversified investment manager structure that includes diversification by active and passive management, style, capitalization, country, sector, industry, and number of investment managers.

Quoted market prices are used to value investments when available. Investments in securities traded on exchanges, including listed futures and options, are valued at the last reported sale prices on the last business day of the year or, if not available, the last reported bid prices. Fixed income securities are primarily measured using a market approach pricing methodology, where observable prices are obtained by market transactions involving identical or comparable securities of issuers with similar credit ratings. Mortgages have been valued on the basis of their future principal and interest payments discounted at prevailing interest rates for similar investments. Investment contracts are valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations. Real estate investments are valued on a quarterly basis using discounted cash flow models which consider long-term lease estimates, future rental receipts, and estimated residual values. Valuation estimates are supplemented by third-party appraisals on an annual basis.

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

Note 16. Related-Party Transactions

Annual dividends for Series A Preferred Stock were declared as of December 31, 2021 and settled in shares during January 2022. The Company issued 7,539,697 shares in January 2022 to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company’s Board of Directors. In addition, the Company incurred advisory fees of $1 during the three months ended September 30, 2022 and 2021, and $3 during the nine months ended September 30, 2022 and 2021, payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors.

On January 3, 2022, the Company issued and sold 800,000 shares of the Company’s 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $800. Of the 800,000 shares issued and sold, 200,000 shares were sold to Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), which is the aggregate owner of more than 5% of the Company's outstanding stock, for an aggregate purchase price of $200.

The Company has entered into sales contracts with Royal Oak Enterprises, an entity controlled by a co-chair of the Company's Board of Directors, and recorded $3 and $8 in net revenues for the three and nine months ended September 30, 2022, respectively, and as of September 30, 2022 had $3 in accounts receivable, net of allowances.

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

Environmental and asset retirement obligations

The Company's operations are subject to environmental regulation by various authorities. The Company has accrued for the costs of environmental remediation activities, including but not limited to, investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassess these amounts. Management believes that the likelihood of incurring losses materially in excess of the amounts accrued is remote. The Company has recorded the fair value associated with the retirement of these obligations. Over time, the liability is increased for changes in its present value and the capitalized cost is depreciated over the useful life of the related asset.

The outstanding liability for these obligations was $19 and $6, and was included in other noncurrent liabilities as of September 30, 2022 and December 31, 2021, respectively.

Legal proceedings

From time to time, the Company is subject to workmanship warranty, casualty, negligence, construction defect, breach of contract, product liability, wage and hour, and other claims and legal proceedings in the ordinary course of business relating to the products the Company installs that, if adversely determined, could adversely affect the Company's consolidated financial condition, results of operations, and cash flows. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's business, financial condition, results of operations, or liquidity.

NOTE 18. SHAREHOLDERS’ EQUITY and REdeemable convertible preferred stock

Shareholders' equity

Series A Preferred Stock

The Company has 4,000,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2022 ("Series A Preferred Stock"). The Series A Preferred Stock will be automatically converted into shares of common stock on a one for one basis upon the last day of 2026. The holders of the Series A Preferred Stock are entitled to receive an annual dividend in the form of common stock or cash, at the Company’s sole option, based on the increase in the market price of the Company’s common stock.

Stock repurchases

The Company is authorized to purchase up to an aggregate of $250 of shares of the Company’s common stock pursuant to the stock repurchase program ("SRP"), which will expire on February 29, 2024 unless otherwise modified or terminated by the Company's Board of Directors. The SRP authorizes open market, private, and accelerated share repurchase transactions. During the three months ended September 30, 2022, the Company repurchased 738,572 shares of common stock for approximately $11. During the nine months ended September 30, 2022, the Company repurchased 1,951,332 shares of common stock for approximately $33. As of September 30, 2022, the Company had approximately $217 of authorized repurchases remaining under the SRP.

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

Dividends

The holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% as and when declared by the Board of Directors, prior and in preference to any declaration or payment of any dividend on the Company's common stock and Series A Preferred Stock. Series B Preferred Stock dividends are cumulative and accrued quarterly, in cash or in common stock, based on an annual 5.5% dividend rate. The Company declared a Series B Preferred Stock dividend and issued $11 or 739,015 shares of common stock and $33 or 1,944,939 shares of common stock during the three and nine months ended September 30, 2022, respectively. If regular dividends are to be paid in shares of common stock, then each holder shall be entitled to receive such number of whole shares of common stock as is determined by dividing the pro rata amount of regular dividends to which a holder is entitled by the average price per share of common stock over the dividend determination period from dividend notice until the payment date.

Note 19. Share-based compensation

The Company maintains a 2019 Equity Incentive Plan (the “2019 Plan”), which allows for grants of share-based awards. The Company has issued Time-Based Restricted Stock Units ("RSUs"), Performance-Based Restricted Stock Units with EBITDA-based performance conditions (“PSUs”), and Performance-Based Restricted Stock Units with share-price targets ("MSUs"), which are all generally subject to forfeiture if employment terminates prior to vesting. Forfeitures are estimated and recorded using historical forfeiture rates. During the nine months ended September 30, 2022, the Company awarded new RSUs, PSUs, and MSUs, detailed below.

Time-Based Restricted Stock Units

The RSUs entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year service period from date of grant. The RSUs granted to the Company’s recipients vest ratably over the service period, generally on the anniversary date of their grant date. During the nine months ended September 30, 2022, the Company granted 505,609 RSUs at a weighted average grant-date fair value of $19.41 per share. A total of 227,294 shares vested at a weighted average fair value of $14.35 per share during the nine months ended September 30, 2022.

Performance-Based Restricted Stock Units

EBITDA-based

The PSUs entitle the recipient to shares of the Company's common stock if specified performance conditions are achieved. During the nine months ended September 30, 2022, the Company approved and granted PSUs with EBITDA-based financial performance conditions. PSUs vest, if at all, following a three-year performance period. If the performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed. During the nine months ended September 30, 2022, the Company granted 545,122 PSUs at a weighted-average grant date fair value of $20.77.

Market-based

The MSUs entitle the recipient to shares of the Company's common stock if specified market conditions are achieved. During the nine months ended September 30, 2022, the Company approved and granted 444,926 MSUs with certain share-price targets. Total MSUs granted during the nine months ended September 30, 2022 had a weighted-average grant date fair value of $16.31. The MSUs will vest 100%, if at all, on the later of March 9, 2025, the third anniversary of the grant date, and the date that such performance condition is satisfied (but no later than March 9, 2027). For awards subject to a market condition, the grant-date fair value is estimated using a Monte Carlo valuation model. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if vesting does not actually occur. The Monte Carlo model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility is calculated based on the historical volatility and implied volatility of the Company's common stock, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period. The key assumptions used in valuing these market-based awards were as follows:

Risk-free interest rate	1.85%
Dividend yield	—
Expected volatility	45%

The Company recognized compensation expense of $3 and $2 during the three months ended September 30, 2022 and 2021, respectively, and $10 and $6 during the nine months ended September 30, 2022 and 2021, respectively, for the RSUs, PSUs, and MSUs in total. Total unrecognized compensation related to unvested RSUs, PSUs and MSUs as of September 30, 2022 was approximately $29, which is expected to be recognized over a weighted average period of approximately 0.9 years, 1.7 years, and 2.4 years, respectively. The Company's actual tax benefits realized from the tax deductions related to the vesting of RSUs for the three and nine months ended September 30, 2022 was less than $1 and $2, respectively. The Company's actual tax benefits realized from the tax deductions related to the vesting of RSUs was less than $1 and $1, for the three and nine months ended September 30, 2021 respectively.

Note 20. Earnings Per Share

Net income is allocated between the Company’s common shares and other participating securities based on their participation rights. The Series A Preferred Stock and Series B Preferred Stock represent participating securities. Earnings attributable to Series A Preferred Stock and Series B Preferred Stock are not included in earnings attributable to common shares in calculating earnings per common share (the two-class method). For periods of net loss, there is no impact from the two-class method on earnings per share as net loss is allocated to common shares because Series A Preferred Stock and Series B Preferred Stock are not contractually obligated to share the loss.

The following table sets forth the computation of earnings per common share using the two-class method. The dilutive effect of outstanding Series A Preferred Stock, the Series B Preferred Stock, the Series A Preferred Stock dividend, and the Series B Preferred Stock Dividend is reflected in diluted EPS using the if-converted method, and options, restricted shares, and performance shares are reflected using the treasury stock method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Series A Preferred Stock, Series B Preferred Stock, restricted and performance shares, and stock options are anti-dilutive (amounts in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings per common share:
Net income	$28	$19	$51	$32
Less income attributable to Series A Preferred Stock	(2)	(2)	(2)	(4)
Less income attributable to Series B Preferred Stock	(2)	—	(2)	—
Less stock dividend attributable to Series B Preferred Stock	(11)	—	(33)	—
Net income attributable to common shareholders - basic	$13	$17	$14	$28

Weighted average shares outstanding - basic (1)	233,605,429	204,851,780	232,982,467	199,472,387
Income per common share - basic	$0.06	$0.08	$0.06	$0.14

Diluted earnings per common share:
Net income	$28	$19	$51	$32
Less income attributable to Series A Preferred Stock	(2)	(2)	(2)	(4)
Less income attributable to Series B Preferred Stock	—	—	—
Less stock dividend attributable to Series B Preferred Stock	(11)	—	(33)	—
Net income attributable to common shareholders - diluted	$15	$17	$16	$28

Weighted average shares outstanding - basic	233,605,429	204,851,780	232,982,467	199,472,387
Dilutive securities:
RSUs, PSUs, and stock options (1)	336,325	713,750	357,350	1,773,018
Shares issuable upon conversion of Series B Preferred Stock	32,520,000	—	32,520,000	—
Shares issuable pursuant to the annual Series A Preferred Stock dividend (2)	—	3,821,671	—	3,547,120
Weighted average shares outstanding - diluted	266,461,754	209,387,201	265,859,817	204,792,525
Income per common share - diluted	$0.06	$0.08	$0.06	$0.14

(1)
For all periods presented, 4,000,000 shares of Series A Preferred Stock, which are convertible to the same number of common shares, have been excluded from the calculation of diluted shares, as their inclusion would be anti-dilutive.

(2)
For the three and nine months ended September 30, 2021, dilutive securities include common share equivalents which represent the annual dividend, payable in common shares, that Series A Preferred Shares would be entitled to receive assuming that the volume weighted average price of the Company’s common shares for the last ten trading days of the period would be the same average price during the last ten trading days of the calendar year. The holders of the Series A Preferred Stock are entitled to receive an annual dividend based on the increase in the market price of the Company’s common stock (the "Annual Dividend Amount"). The Annual Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 141,194,638 shares. During 2021, the Annual Dividend Amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $17.8829. For the three and nine months ended September 30, 2022, the Series A Preferred Shares would not be entitled to an annual dividend because the volume weighted average price of the Company’s common shares for the last ten trading days of the period did not exceed the highest previously used share price of $24.3968.

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

The Safety Services segment focuses on end-to-end integrated occupancy systems (fire protection solutions, HVAC, and entry systems), including design, installation, inspection and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial and special-hazard settings.

The Specialty Services segment provides a variety of infrastructure services and specialized industrial plant services, which includes maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer and telecommunications infrastructure. This segment’s services include engineering and design, fabrication, installation, maintenance service and repair, retrofitting and upgrading, pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance to customers within the energy industry. Customers within this segment vary from private and public utilities, communications, healthcare, education, transportation, manufacturing, industrial plants, and governmental agencies throughout North America.

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

Summarized financial information for the Company’s reportable segments is presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income (loss) to EBITDA:

	Three Months Ended September 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,154	$590	$(9)	$1,735
EBITDA Reconciliation
Operating income (loss)	$60	$45	$(44)	$61
Plus:
Investment income and other, net	1	2	—	3
Non-service pension benefit	10	—	—	10
Gain on extinguishment of debt, net	—	—	5	5
Depreciation	8	12	2	22
Amortization	37	14	—	51
EBITDA	$116	$73	$(37)	$152
Total assets	$5,879	$1,357	$705	$7,941
Capital expenditures	5	16	5	26

	Three Months Ended September 30, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$533	$527	$(13)	$1,047
EBITDA Reconciliation
Operating income (loss)	$56	$31	$(46)	$41
Plus:
Investment income and other, net	—	4	(1)	3
Depreciation	3	16	1	20
Amortization	16	14	2	32
EBITDA	$75	$65	$(44)	$96
Total assets	$3,108	$1,482	$193	$4,783
Capital expenditures	3	6	—	9

	Nine Months Ended September 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$3,374	$1,520	$(39)	$4,855
EBITDA Reconciliation
Operating income (loss)	$186	$70	$(143)	$113
Plus:
Investment income and other, net	2	5	(2)	5
Non-service pension benefit	32	—	—	32
Gain on extinguishment of debt, net	—	—	5	5
Depreciation	20	35	5	60
Amortization	120	43	2	165
EBITDA	$360	$153	$(133)	$380
Total assets	$5,879	$1,357	$705	$7,941
Capital expenditures	16	37	7	60

	Nine Months Ended September 30, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,511	$1,347	$(30)	$2,828
EBITDA Reconciliation
Operating income (loss)	$153	$37	$(104)	$86
Plus:
Investment income and other, net	5	8	(1)	12
Loss on extinguishment of debt, net	—	—	(9)	(9)
Depreciation	6	49	4	59
Amortization	49	43	3	95
EBITDA	$213	$137	$(107)	$243
Total assets	$3,108	$1,482	$193	$4,783
Capital expenditures	5	38	—	43

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

Recent Developments and Certain Factors and Trends Affecting our Results of Operations

Restructuring

During 2022, we initiated a multi-year restructuring program to drive efficiencies and synergies and optimize operating margin. We recorded total restructuring costs within the Safety Services segment of $7 and $18, of which $2 and $4 million was recorded in cost of revenues and $5 and $14 million in selling, general, and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively. The amounts recognized in the period primarily relate to costs associated with workforce reductions. As of September 30, 2022, we had $11 million in restructuring liabilities recorded in other accrued liabilities on the condensed consolidated balance sheets for this plan, which we expect to pay within the next three to six months.

For additional information about our restructuring activity, see Note 5 – “Restructuring" to our condensed consolidated financial statements included herein.

Acquisitions

On January 3, 2022, we completed the acquisition of the Chubb fire and security business (the "Chubb Acquisition"). The total net consideration for the Chubb Acquisition was $2,893 million for the stock purchase of the Chubb fire and security business (the "Chubb business"). The Chubb business is a globally recognized fire safety and security services provider, offering customers complete and reliable services from design and installation to monitoring and on-going maintenance and recurring services. We expect the Chubb business will be a core asset within our Safety Services segment, and will provide meaningful opportunities for future value creation through providing complementary revenue growth by expanding our opportunities for cross-selling products and services across our key end markets.

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

Economic, Industry and Market Factors

We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect their planned capital and maintenance budgets in certain end markets. Market, regulatory and industry factors could affect demand for our services. Availability of transportation and transmission capacity and fluctuations in market prices for energy and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, have resulted, and may continue to result, in lower proposals and lower profit on the services we provide. In the face of increased pricing pressure on key materials, such as steel, or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. Increased competition for skilled labor resources and higher labor costs can reduce our profitability and impact our ability to deliver timely service to our customers. We have experienced supply chain disruptions, which have negatively impacted the source and supply of materials needed to perform our work. Additionally, the COVID-19 pandemic has impacted the availability of skilled labor resources, particularly in our international businesses, interrupting our ability to perform our services and execute our jobs. In addition, fluctuations in foreign currencies may have an impact on our financial position and results of operations. However, we believe that our exposure to transactional gains or losses resulting from changes in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In cases where operational transactions represent a material currency risk, we generally enter into cross-currency swaps. Refer to Note 9 - "Derivatives" to our condensed consolidated financial statements included in this quarterly report for additional information on our hedging activities. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future consolidated results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.

Russia-Ukraine conflict

While we continue to monitor the conflict in Ukraine, there has not been any direct, material impact on our operations as we do not have any customers or operations in Russia or Ukraine. Should the conflict escalate beyond its current scope, the precise impacts on our business are difficult to predict but could include increased direct costs of materials and labor; increased credit or other capital costs; and impacts on demand for our services, which could include increased demand for our services related to energy production outside of the conflict area but that could also include a reduction in demand in other geographies or markets.

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

(Gain) loss on extinguishment of debt, net

(Gain) loss on extinguishment of debt, net reflects the difference between the repurchase price and carrying amount of debt at the time of extinguishment.

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

Results of Operations

The following is a discussion of our financial condition and results of operations during the three and nine months ended September 30, 2022 and the three and nine months ended September 30, 2021.

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended September 30,		Change
($ in millions)	2022	2021	$	%
Net revenues	$1,735	$1,047	$688	65.7%
Cost of revenues	1,295	795	500	62.9%
Gross profit	440	252	188	74.6%
Selling, general, and administrative expenses	379	211	168	79.6%
Operating income	61	41	20	48.8%
Interest expense, net	33	14	19	135.7%
Gain on extinguishment of debt, net	(5)	—	(5)	NM
Non-service pension benefit	(10)	—	(10)	NM
Investment income and other, net	(3)	(3)	—	—
Other expense, net	15	11	4	36.4%
Income before income taxes	46	30	16	53.3%
Income tax provision	18	11	7	63.6%
Net income	$28	$19	$9	47.4%

NM = Not meaningful

Net revenues

Net revenues for the three months ended September 30, 2022 were $1,735 million compared to $1,047 million for the same period in 2021, an increase of $688 million or 65.7%. The increase in net revenues was primarily driven by acquisitions completed during the previous twelve months within the Safety Services segment. In addition, the increase in net revenues was due to growth in inspection, service, and monitoring revenue and our ability to pass through inflationary increases in costs through project pricing.

Gross profit

The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Change
($ in millions)	2022	2021	$	%
Gross profit	$440	$252	$188	74.6%
Gross margin	25.4%	24.1%

Our gross profit for the three months ended September 30, 2022 was $440 million compared to $252 million for the same period in 2021, an increase of $188 million, or 74.6%. Gross margin was 25.4%, an increase of 130 basis points compared to prior year, primarily due to acquisitions completed during the previous twelve months within the Safety Services segment, an improved mix of inspection, service, and monitoring revenue, which generates higher margins, and growth within the Safety Services segment. These improvements were partially offset by supply chain disruptions and inflation causing downward pressure on margins.

Operating expenses

The following table presents operating expenses and operating margin (operating income (loss) as a percentage of net revenues) for the three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Change
($ in millions)	2022	2021	$	%
Selling, general, and administrative expenses	$379	$211	$168	79.6%
SG&A expenses as a % of net revenues	21.8%	20.2%

SG&A (excluding amortization) (Non-GAAP)	$343	$181	$162	89.5%
SG&A expenses (excluding amortization) as a % of net revenues	19.8%	17.3%
Operating margin	3.5%	3.9%

Selling, general, and administrative expenses

Our SG&A expenses for the three months ended September 30, 2022 were $379 million compared to $211 million for the same period in 2021, an increase of $168 million. SG&A expenses as a percentage of net revenues was 21.8% during the three months ended September 30, 2022 compared to 20.2% for the same period in 2021. The primary drivers for the increase in SG&A expenses include additional SG&A expenses contributed by acquisitions completed in the prior twelve months, as well as higher levels of spending associated with acquisitions, including integration, transformation, and reorganization expenses and an increase in amortization expense of $6 million compared to the same period in 2021. Our SG&A expenses excluding amortization for the three months ended September 30, 2022 were $343 million, or 19.8% of net revenues, compared to $181 million, or 17.3% of net revenues, for the same period of 2021 primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Interest expense, net

Interest expense was $33 million and $14 million for the three months ended September 30, 2022 and 2021, respectively. The increase in interest expense was primarily due to increased debt used for financing the Chubb Acquisition and higher interest rates due to a larger proportion of floating interest rate debt in the current year.

Gain on extinguishment of debt, net

During 2022, we repurchased $13 million and $23 million of the outstanding principal amount of the 4.125% Senior Notes and 4.750% Senior Notes, respectively. In connection with the repurchases, we recognized a net gain on debt extinguishment of $5 million.

Non-service pension benefit

The non-service pension benefit was $(10) million and $0 million for the three months ended September 30, 2022 and 2021, respectively. The higher year-on-year benefit in 2022 was solely due to the acquisition of pension plans as part of the Chubb Acquisition during 2022.

Investment income and other, net

Investment income and other, net remained consistent at $(3) million and $(3) million for the three months ended September 30, 2022 and 2021, respectively.

Income tax provision

The income tax expense for the three months ended September 30, 2022 was $18 million compared to $11 million in the same period of the prior year. This change was driven by higher income before taxes in the three months ended September 30, 2022 compared to the same period in 2021. The effective tax rate for the three months ended September 30, 2022 was 40.5%, compared to 38.5% in the same period of 2021. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, state taxes, and the reversal of our indefinite reinvestment assertion.

Net income and EBITDA

The following table presents net income and EBITDA for the three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Change
($ in millions)	2022	2021	$	%
Net income	$28	$19	$9	47.4%
EBITDA (non-GAAP)	152	96	56	58.3%
Net income as a % of net revenues	1.6%	1.8%
EBITDA as a % of net revenues	8.8%	9.2%

Our net income for the three months ended September 30, 2022 was $28 million compared to $19 million for the same period in 2021, an increase of $9 million. The improvement resulted from additional revenue and profit contributed by acquisitions completed in the previous twelve months and an improved mix of inspection, service, and monitoring revenue. These increases were largely offset by higher levels of spending related to integration of recently acquired businesses, increased interest costs associated with newly issued term loan debt, and increased amortization expense of $19 million compared to the same period in the prior year. Net income as a percentage of net revenues for the three months ended September 30, 2022 and 2021 was 1.6% and 1.8%, respectively. EBITDA for the three months ended September 30, 2022 was $152 million compared to $96 million for the same period in 2021, an increase of $56 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Operating Segment Results for the three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Net Revenues
	Three Months Ended September 30,		Change
($ in millions)	2022	2021	$	%
Safety Services	$1,154	$533	$621	116.5%
Specialty Services	590	527	63	12.0%
Corporate and Eliminations	(9)	(13)	4	(30.8)%
	$1,735	$1,047	$688	65.7%

	Operating Income (Loss)
	Three Months Ended September 30,		Change
($ in millions)	2022	2021	$	%
Safety Services	$60	$56	$4	7.1%
Safety Services operating margin	5.2%	10.5%
Specialty Services	$45	$31	$14	45.2%
Specialty Services operating margin	7.6%	5.9%
Corporate and Eliminations	$(44)	$(46)	$2	(4.3)%
	$61	$41	$20	48.8%

	EBITDA
	Three Months Ended September 30,		Change
($ in millions)	2022	2021	$	%
Safety Services	$116	$75	$41	54.7%
Safety Services EBITDA as a % of net revenues	10.1%	14.1%
Specialty Services	$73	$65	$8	12.3%
Specialty Services EBITDA as a % of net revenues	12.4%	12.3%
Corporate and Eliminations	$(37)	$(44)	$7	(15.9)%
	$152	$96	$56	58.3%

The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Safety Services

Safety Services net revenues for the three months ended September 30, 2022 increased by $621 million or 116.5% compared to the same period in the prior year. The increase was primarily driven by acquisitions completed in the prior twelve months and increased inspection, service, and monitoring revenue within our Life Safety and HVAC services businesses.

Safety Services operating margin for the three months ended September 30, 2022 and 2021 was approximately 5.2% and 10.5%, respectively. The decline was primarily the result of increased spending related to the integration of recently acquired businesses, supply chain disruptions and inflation causing downward pressure on margins, and increased amortization expense of $21 million compared to the same period in the prior year, partially offset by an increase in inspection, service, and monitoring revenue. Safety Services EBITDA as a percentage of net revenues for the three months ended September 30, 2022 and 2021 was approximately 10.1% and 14.1%, respectively. This decline was primarily related to the factors discussed above.

Specialty Services

Specialty Services net revenues for the three months ended September 30, 2022 increased by $63 million or 12.0% compared to the same period in the prior year. The increase was primarily driven by increased activity in the infrastructure, fabrication, and utility markets during the three months ended September 30, 2022 compared to the same period in the prior year. Additionally, we have been able to offset some of the inflationary increases in cost of goods sold through strategic pricing improvements and contract negotiations, resulting in increased net revenues during the three months ended September 30, 2022 compared to the same period of the prior year.

Specialty Services operating margin for the three months ended September 30, 2022 and 2021 was approximately 7.6% and 5.9%, respectively. The improvement was primarily driven by higher levels of productivity in the execution of specialty contracting work during the three months ended September 30, 2022 compared to the same period during the prior year. The improvement was also due to decreased depreciation expense of $4 million in the three months ended September 30, 2022 compared to the same period in the prior year. Comparatively, during the three months ended September 30, 2022, margins increased due to the growth in sales volumes. These improvements were partially offset by supply chain disruptions and inflationary pressures on margins. Specialty Services EBITDA as a percentage of net revenues for the three months ended September 30, 2022 and 2021 was approximately 12.4% and 12.3%, respectively, due to the factors discussed above.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Nine Months Ended September 30,		Change
($ in millions)	2022	2021	$	%
Net revenues	$4,855	$2,828	$2,027	71.7%
Cost of revenues	3,604	2,163	1,441	66.6%
Gross profit	1,251	665	586	88.1%
Selling, general, and administrative expenses	1,138	579	559	96.5%
Operating income	113	86	27	31.4%
Interest expense, net	88	43	45	104.7%
(Gain) loss on extinguishment of debt, net	(5)	9	(14)	(155.6)%
Non-service pension benefit	(32)	—	(32)	NM
Investment income and other, net	(5)	(12)	7	(58.3)%
Other expense, net	46	40	6	15.0%
Income before income taxes	67	46	21	45.7%
Income tax provision	16	14	2	14.3%
Net income	$51	$32	$19	59.4%

NM = Not meaningful

Net revenues

Net revenues for the nine months ended September 30, 2022 were $4,855 million compared to $2,828 million for the same period in 2021, an increase of $2,027 million or 71.7%. The increase in net revenues was primarily attributable to revenues contributed by acquisitions completed within the Safety Services segment during the past twelve months. The increase in net revenues was also due to growth in inspection, service, and monitoring revenue, our ability to pass through inflationary increases in costs through project pricing, and continued market recoveries from the COVID-19 pandemic within our Safety Services and Specialty Services segments.

Gross profit

The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30,		Change
($ in millions)	2022	2021	$	%
Gross profit	$1,251	$665	$586	88.1%
Gross margin	25.8%	23.5%

Our gross profit for the nine months ended September 30, 2022 was $1,251 million compared to $665 million for the same period in 2021, an increase of $586 million, or 88.1%. Gross margin was 25.8%, an increase of 230 basis points compared to prior year, primarily due to acquisitions completed within the Safety Services segment during the past twelve months. Additionally, the increase was driven by an improved mix of inspection, service, and monitoring revenue, which generates higher margins, and growth within the Safety Services segment. These improvements were partially offset by supply chain disruptions and inflation causing downward pressure on margins.

Operating expenses

The following table presents operating expenses and operating margin (operating income (loss) as a percentage of net revenues) for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30,		Change
($ in millions)	2022	2021	$	%
Selling, general, and administrative expenses	$1,138	$579	$559	96.5%
SG&A expenses as a % of net revenues	23.4%	20.5%

SG&A (excluding amortization) (Non-GAAP)	$995	$489	$506	103.5%
SG&A expenses (excluding amortization) as a % of net revenues	20.5%	17.3%
Operating margin	2.3%	3.0%

Selling, general, and administrative expenses

Our SG&A expenses for the nine months ended September 30, 2022 were $1,138 million compared to $579 million for the same period in 2021, an increase of $559 million. SG&A expenses as a percentage of net revenues were 23.4% during the nine months ended September 30, 2022 compared to 20.5% for the same period in 2021. The increase in SG&A expenses was primarily driven by additional SG&A expenses contributed by acquisitions completed in the prior twelve months. Also driving the increase was higher levels of spending associated with acquisitions, including integration, transition, and reorganization expenses and an increase in amortization expense of $53 million compared to the same period in 2021. Our SG&A expenses excluding amortization for the nine months ended September 30, 2022 were $995 million, or 20.5% of net revenues, compared to $489 million, or 17.3% of net revenues, for the same period of 2021 primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Interest expense, net

Interest expense was $88 million and $43 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in interest expense was primarily due to increased debt related to the financing of the Chubb Acquisition and higher interest rates due to a larger proportion of floating interest rate debt in the current year.

(Gain) loss on extinguishment of debt, net

During 2022, we repurchased $13 million and $23 million of the outstanding principal amount of the 4.125% Senior Notes and 4.750% Senior Notes, respectively. In connection with the repurchases, we recognized a net gain on debt extinguishment of $5 million. During 2021, in connection with the repayment of the previously outstanding term loan and prepayment on a portion of the 2019 Term Loan using proceeds from the private offering of $350 million aggregate principal amount of senior notes (4.125% Senior Notes), we incurred a loss on extinguishment of debt of $9 million related to unamortized debt issuance costs.

Non-service pension benefit

The non-service pension benefit was $(32) million and $0 million for the nine months ended September 30, 2022 and 2021, respectively. The higher year-on-year benefit in 2022 was solely due to the acquisition of pension plans as part of the Chubb Acquisition during the nine months ended September 30, 2022.

Investment income and other, net

Investment income and other, net was $(5) million and $(12) million for the nine months ended September 30, 2022 and 2021, respectively. The decline in investment income and other, net was primarily due to COVID-19 relief at Canadian subsidiaries of $2 million in 2021 and the impact of changes in foreign currency rates.

Income tax provision

The income tax expense for the nine months ended September 30, 2022 was $16 million compared to $14 million in the same period of the prior year. This change was driven by unfavorable discrete items in the nine months ended September 30, 2022 compared to the same period in 2021. The effective tax rate for the nine months ended September 30, 2022 was 24.2%, compared to 31.3% in the same period of 2021. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, state taxes, and the reversal of our indefinite reinvestment assertion.

Net income and EBITDA

The following table presents net income and EBITDA for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30,		Change
($ in millions)	2022	2021	$	%
Net income	$51	$32	$19	59.4%
EBITDA (non-GAAP)	380	243	137	56.4%
Net income as a % of net revenues	1.1%	1.1%
EBITDA as a % of net revenues	7.8%	8.6%

Our net income for the nine months ended September 30, 2022 was $51 million compared to $32 million for the same period in 2021, an increase of $19 million. The improvement is primarily attributable to additional revenue and profit contributed by acquisitions completed in the previous twelve months. The increase was also driven by an improved mix of inspection, service, and monitoring revenue. These increases in revenues were partially offset by increased acquisition and integration related expenses, increased interest costs associated with newly issued term loan debt, and increased amortization expense of $70 million. Net income as a percentage of net revenues for the nine months ended September 30, 2022 and 2021 was 1.1% and 1.1%, respectively. EBITDA for the nine months ended September 30, 2022 was $380 million compared to $243 million for the same period in 2021, an increase of $137 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Operating Segment Results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

	Net Revenues
	Nine Months Ended September 30,		Change
($ in millions)	2022	2021	$	%
Safety Services	$3,374	$1,511	$1,863	123.3%
Specialty Services	1,520	1,347	173	12.8%
Corporate and Eliminations	(39)	(30)	(9)	30.0%
	$4,855	$2,828	$2,027	71.7%

	Operating Income (Loss)
	Nine Months Ended September 30,		Change
($ in millions)	2022	2021	$	%
Safety Services	$186	$153	$33	21.6%
Safety Services operating margin	5.5%	10.1%
Specialty Services	$70	$37	$33	89.2%
Specialty Services operating margin	4.6%	2.7%
Corporate and Eliminations	$(143)	$(104)	$(39)	37.5%
	$113	$86	$27	31.4%

	EBITDA
	Nine Months Ended September 30,		Change
($ in millions)	2022	2021	$	%
Safety Services	$360	$213	$147	69.0%
Safety Services EBITDA as a % of net revenues	10.7%	14.1%
Specialty Services	$153	$137	$16	11.7%
Specialty Services EBITDA as a % of net revenues	10.1%	10.2%
Corporate and Eliminations	$(133)	$(107)	$(26)	24.3%
	$380	$243	$137	56.4%

The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Safety Services

Safety Services net revenues for the nine months ended September 30, 2022 increased by $1,863 million or 123.3% compared to the same period in the prior year. The increase was primarily attributable to acquisitions completed in the past twelve months. The increase was also driven by general market recoveries in both our Life Safety and HVAC services businesses and increased inspection, service, and monitoring revenue within our Life Safety businesses.

Safety Services operating margin for the nine months ended September 30, 2022 and 2021 was approximately 5.5% and 10.1%, respectively. The decline was primarily the result of increased spending related to the integration of recently acquired businesses. Additionally, the decline was partially driven by supply chain disruptions and inflation causing downward pressure on margins, and increased amortization expense of $71 million compared to the same period in the prior year, partially offset by an increase in inspection, service, and monitoring revenue. Safety Services EBITDA as a percentage of net revenues for the nine months ended September 30, 2022 and 2021 was approximately 10.7% and 14.1%, respectively. This decline was primarily related to the factors discussed above.

Specialty Services

Specialty Services net revenues for the nine months ended September 30, 2022 increased by $173 million or 12.8% compared to the same period in the prior year. The increase was primarily attributable to increased activity in the specialty contracting, infrastructure, and utility markets during the nine months ended September 30, 2022 compared to the same period in the prior year. Additionally, the increase was driven by general market recoveries driving a resumption in the demand for our services when compared to the prior year, which was negatively impacted by the COVID-19 pandemic. We have also been able to offset some of the inflationary increases in cost of revenues through strategic pricing improvements and contract negotiations, resulting in increased net revenues during the nine months ended September 30, 2022 compared to the same period on the prior year.

Specialty Services operating margin for the nine months ended September 30, 2022 and 2021 was approximately 4.6% and 2.7%, respectively. The improvement was primarily attributable to higher levels of productivity in the execution of specialty contracting work during the nine months ended September 30, 2022 compared to the same period in 2021. During the nine months ended September 30, 2022, margins increased due to growth in sales volumes. Comparatively, during the nine months ended September 30, 2021, we experienced margin contractions as a result of lower sales volumes but consistent indirect costs. These margin improvements were partially offset by supply chain disruptions and inflationary pressures on margins. Specialty Services EBITDA as a percentage of net revenues for the nine months ended September 30, 2022 and 2021 was approximately 10.1% and 10.2%, respectively, due to the factors discussed above.

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

The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization) for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2022	2021
Reported SG&A expenses	$379	$211
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(36)	(30)
SG&A expenses (excluding amortization)	$343	$181

	Nine Months Ended September 30,
($ in millions)	2022	2021
Reported SG&A expenses	$1,138	$579
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(143)	(90)
SG&A expenses (excluding amortization)	$995	$489

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

The following table presents a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2022	2021
Reported net income	$28	$19
Adjustments to reconcile net income to EBITDA:
Interest expense, net	33	14
Income tax provision	18	11
Depreciation	22	20
Amortization	51	32
EBITDA	$152	$96

	Nine Months Ended September 30,
($ in millions)	2022	2021
Reported net income	$51	$32
Adjustments to reconcile net income to EBITDA:
Interest expense, net	88	43
Income tax provision	16	14
Depreciation	60	59
Amortization	165	95
EBITDA	$380	$243

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, our access to our Revolving Credit Facility and the proceeds from debt offerings. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, and inflation, over which we have no control.

As of September 30, 2022, we had $819 million of total liquidity, comprising $395 million in cash and cash equivalents and $424 million ($500 million less outstanding letters of credit of approximately $76 million, which reduce availability) of available borrowings under our Revolving Credit Facility. On January 3, 2022, we issued and sold 800,000 shares of Series B Preferred Stock (defined below) for an aggregate purchase price of $800 million, and entered into an amendment to our credit agreement. As part of this amendment, we incurred a $1,100 million seven-year incremental term loan ("2021 Term Loan"), the Revolving Credit Facility was upsized by $200 million to $500 million, the maturity date of the Revolving Credit Facility was extended five years, and the letter of credit sublimit was increased by $100 million to $250 million.

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

In March 2022, we announced that our Board of Directors authorized a stock repurchase program, authorizing the purchase of up to an aggregate of $250 million of shares of common stock through February 2024. During the three and nine months ended September 30, 2022, we repurchased 738,572 and 1,951,332 shares of common stock for approximately $11 million and $33 million, respectively, under this stock repurchase program, leaving approximately $217 million of authorized repurchases.

Cash Flows

The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
($ in millions)	2022	2021
Net cash provided by operating activities	$82	$68
Net cash used in investing activities	(2,931)	(81)
Net cash provided by financing activities	1,773	629
Effect of foreign currency exchange rate change on cash and cash equivalents	(17)	(1)
Net (decrease) increase in cash and cash equivalents	$(1,093)	$615
Cash, cash equivalents, and restricted cash at the end of the period	$398	$1,130

Net Cash Provided by Operating Activities

Net cash provided by operating activities was $82 million for the nine months ended September 30, 2022 compared to $68 million for the same period in 2021. The increase in cash flows provided by operating activities is primarily due to an increase in net income in the period. This increase is partially offset by working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed. During the nine months ended September 30, 2022, operating cash flows were impacted by inflationary pressures and supply chain disruptions leading to an increase in the required level of working capital investment needed to ensure we have materials available to meet our growth in sales volumes, as well as higher levels of spending related to acquisition and integration costs. Further, the increase in the cost of our debt driven by new debt issuances that occurred during the later half of 2021 and the first half of 2022, and a one-time contribution to assumed pension plans of $27 million were factors in our increased cash provided by operating activities during the nine months ended September 30, 2022 compared to the same period in the prior year.

Net Cash Used in Investing Activities

Net cash used in investing activities was $(2,931) million for the nine months ended September 30, 2022 compared to $(81) million for the same period in 2021. During the current year, we completed the Chubb Acquisition and other immaterial acquisition activity resulting in the use of $2,881 million for acquisitions during the nine months ended September 30, 2022 compared to $51 million for the same period in 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,773 million for the nine months ended September 30, 2022 compared to $629 million for the same period in 2021. The increase in cash provided by financing activities was primarily due to $1,104 million of proceeds from the issuance of the 2021 Term Loan and other debt, and $797 million of proceeds from the issuance of Series B Preferred Stock. The increase was partially offset by $33 million of payments on long-term borrowings, $30 million of repurchases of long-term borrowings, and $33 million of repurchases of common stock. In the same period of the prior year, cash provided by financing activities was primarily driven by proceeds of $350 million from the completed offering of the 4.125% Senior Notes and $230 million from the issuance of common stock in connection with the warrant exercises. These cash inflows were partially offset by payments of $320 million on long term borrowings and $72 million for acquisition-related consideration.

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

The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of September 30, 2022 was 2.72:1.00.

As of September 30, 2022, we had $1,127 million and $1,085 million of indebtedness outstanding on the 2019 Term Loan and 2021 Term Loan, respectively. We had no amounts outstanding under the Revolving Credit Facility, under which $424 million was available after giving effect to $76 million of outstanding letters of credit, which reduces availability.

Senior Notes

We completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay the previously outstanding term loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. During the three months ended September 30, 2022, we repurchased $13 million of outstanding principal amount of the 4.125% Senior Notes and recognized a net gain of $2 million on the debt extinguishment. As of September 30, 2022, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.

We completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb Acquisition. During the three months ended September 30, 2022, we repurchased $23 million of outstanding principal amount of the 4.750% Senior Notes and recognized a net gain of $3 million on the debt extinguishment. As of September 30, 2022, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.

Debt Covenants

We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes and Credit Agreement as of September 30, 2022 and December 31, 2021.

Issuance of Series B Preferred Stock

On January 3, 2022, concurrent with the closing of the Chubb Acquisition, we issued and sold 800,000 shares of our 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock"), for an aggregate purchase price of $800 million, pursuant to securities purchase agreements entered into on July 26, 2021 with certain investors. The net proceeds from the Series B Preferred Stock issuance were used to fund a portion of the consideration for the Chubb Acquisition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of September 30, 2022, our variable interest rate debt was primarily related to our 2019 Term Loan, our 2021 Term Loan, and our Revolving Credit Facility. As of September 30, 2022, excluding letters of credit outstanding of $76 million, we had no amounts of outstanding revolving loans, $1,127 million outstanding on the 2019 Term Loan, and $1,085 million outstanding on the 2021 Term Loan. As of September 30, 2022, we had a four-year interest rate swap with respect to $720 million of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a rate of 3.64% per annum. This expense will be offset by the amortization through October 2024 of the remaining gain of $33 million recognized from the termination of the previously outstanding $720 million notional amount interest rate swap resulting in an effective rate on the $720 million of notional value of the 2019 Term Loan of 3.97%. The remaining floating $407 million of our 2019 Term Loan balance will bear interest at 6.25% per annum based on one-month LIBOR plus 250 basis points. The 2021 Term Loan balance will bear interest at 6.50% per annum based on one-month LIBOR plus 275 basis points, but the rate will fluctuate as LIBOR fluctuates.

Additionally, during 2021, we entered into a euro-denominated net investment hedge with a notional value of $230 million. The net investment hedge reduces our overall effective interest rate by approximately 24 basis points. A 100-basis point increase in the applicable interest rates under our credit facilities (including the unhedged portion of our 2019 Term Loan debt) would have increased our interest expense by approximately $11 million for the nine months ended September 30, 2022.

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

Foreign currency risk

Our operations are in approximately 20 countries globally. Revenues generated from foreign operations represented approximately 35% and 38% of our consolidated net revenues for the three and nine months ended September 30, 2022, respectively. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the nine months ended September 30, 2022. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation losses totaled approximately $86 million and $9 million for the three months ended September 30, 2022 and 2021, respectively, and $311 million and $9 million for the nine months ended September 30, 2022 and 2021, respectively.

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

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures are not effective at September 30, 2022 due to the material weaknesses in internal control over financial reporting described below, which were previously disclosed in Item 9A. “Controls and Procedures” of our Form 10-K for the year ended December 31, 2021.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2022 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2022 due to the material weaknesses described below.

Material Weaknesses in Internal Control

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We continue to have previously identified control deficiencies that are not remediated as of September 30, 2022 related to an ineffective control environment, ineffective risk assessment, and ineffective information and communication resulting from an insufficient number of trained resources with expertise in implementation and operation of internal control over financial reporting and information technology systems. As a result, the Company had ineffective control activities related to the design and operation of process-level controls and general information technology controls across all financial reporting processes. These control deficiencies constitute material weaknesses in our internal control over financial reporting as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

We are executing our remediation plans to remediate the material weaknesses relating to our internal control over financial reporting, as described below. These plans include a detailed risk and controls assessment, key process walkthroughs and flowchart documentation, training, and execution of determined key controls. There were no material changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Plans

Management has undertaken various steps to continue remediating such control deficiencies and has seen improved results versus December 31, 2021. Given an effort of this magnitude, management believes that full remediation will most likely continue to extend over the next couple of years. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective. We are monitoring the effectiveness of our remediation plans and will make the changes management determines to be appropriate. Steps taken by us during the three months ended September 30, 2022 include the following:

•
internal audit continued to assess and document the adequacy of internal control over financial reporting, document steps to improve control processes, conduct testing of controls, and implement continuous reporting for internal control over financial reporting;
•
continued hiring additional members to our accounting and finance team with the appropriate qualified experience in financial reporting, consolidations, technical accounting, and application of U.S. GAAP;
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company's purchase of equity securities during the three months ended September 30, 2022:

During the Three Months Ended September 30, 2022	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2022 - July 31, 2022	—	$—	—	$—
August 1, 2022 - August 31, 2022	—	—	—	—
September 1, 2022 - September 30, 2022	738,572	14.89	738,572	217
Total	738,572	$14.89	738,572	$217

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

APi GROUP CORPORATION

November 3, 2022	/s/ Russell A. Becker
Russell A. Becker
Chief Executive Officer
(Duly Authorized Officer)

November 3, 2022	/s/ Kevin S. Krumm
Kevin S. Krumm
Chief Financial Officer
(Principal Financial Officer)