Form 10-K
period 2022-12-31
APi Group Corp
filed 2023-03-01
CIK 1796209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was $2.6 billion.

The number of shares of Registrant’s common stock outstanding as of February 22, 2023 was 234,536,926.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

i

ii

PART I

As used in this Annual Report on Form 10-K ("Annual Report"), the terms “we,” “us,” “our,” the “Company”, and “APG” refer to APi Group Corporation, a Delaware corporation headquartered in New Brighton, Minnesota, and its wholly‑owned subsidiaries (the “Subsidiaries”). Dollars are presented in millions except per share amounts or where otherwise stated.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains “forward-looking statements”. These forward-looking statements are based on beliefs and assumptions as of the date such statements are made and are subject to risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “expect”, “anticipate”, “project”, “will”, “should”, “believe”, “intend”, “plan”, “estimate”, “potential”, “target”, “would”, and similar expressions, although not all forward-looking statements contain these identifying terms.

These forward-looking statements are based on our current expectations and assumptions and on information currently available to management and include, among others, statements regarding, as of the date such statements are made:

•
our beliefs and expectations regarding our business strategies and competitive strengths;
•
our beliefs regarding procurement challenges and the nature of our contractual arrangements and renewal rates and their impact on our future financial results;
•
our beliefs regarding our acquisition platform and ability to execute on and successfully integrate strategic acquisitions;
•
our beliefs regarding the future demand for our services, the seasonal and cyclical volatility of our business, financial condition, results of operations, and cash flows;
•
our beliefs regarding the recurring and repeat nature of our business, customers, and revenues, and its impact on our cash flows and organic growth opportunities and our belief that it helps mitigate the impact of economic downturns;
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
•
our beliefs regarding market risk, including our exposure to foreign currency fluctuations, and our ability to mitigate that risk;
•
our expectations and beliefs regarding accounting and tax matters;
•
our beliefs regarding the effectiveness of the steps taken to remediate previously reported material weaknesses in our internal control over financial reporting and the timing of remediation;
•
our expectations regarding future capital expenditures;
•
our expectations regarding future expenses in connection with our multi-year restructuring program, including those related to workforce reductions;
•
our expectations regarding future pension contributions;

•
our expectations regarding the acquisition (the "Chubb Acquisition") of the Chubb fire and security business (the "Chubb business" or "Chubb"), including the operational challenges and the expected benefits of the acquisition and future growth, expansion, cross-selling, and other value creation opportunities;
•
our belief regarding the impact of the conflict between Russia and Ukraine on our business, customers, suppliers, and vendors; and
•
our beliefs regarding the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity.

These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Risk Factors” and in “Risk Factor Summary” below. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

•
We have expanded our international operations which subjects us to economic, political, and other risks.
•
Our decentralized business model subjects us to various risks which may impact our ability to execute on our business strategies and integrated policies and processes.
•
Our participation in joint ventures presents certain risks, including risks of harm to our reputation for failures of our joint venture partners.
•
Improperly managed projects or project delays may result in additional costs on claims against us.
•
As part of our business strategy, we rely on our ability to successfully acquire other businesses, and integrate acquired businesses into our operations, and our inability to do so could adversely affect our business and results of operations.
•
We may not realize the expected benefits of the Chubb Acquisition because of integration and transition difficulties.
•
Adverse developments in the credit markets could adversely affect funding of significant projects in our industries and our ability to secure financing, take advantage of acquisition opportunities, or achieve our growth objectives.
•
A significant portion of our revenue is recognized over time based on estimates of contract revenue, costs, and profitability, and our reliance on such projections carries risk of a reduction or reversal of previously recorded revenue or profits.
•
We have a significant amount of goodwill and identifiable intangible assets that are subject to impairment in the future under certain circumstances.
•
Any shortfalls in our remediation of the material weaknesses in our internal controls over financial reporting, or in our implementation and maintenance of effective controls, creates certain risks.

•
Our substantial level of indebtedness, and the associated compliance obligations contained in the financial maintenance covenants in our credit facilities and restrictions on our operations set forth in the Credit Agreement (as later defined), increases the potential negative impact of interest rate increases and creates risks to our cash flow, and operating flexibility.
•
We are effectively self-insured against many potential liabilities, which makes estimating our future expenses for claims difficult and which increases the financial risks associated with the realization of such potential liabilities.
•
A portion of our contracts allocate the risks of price increases, or reductions in the supply, of the materials we use in our business to us.
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
•
We are vulnerable to the economic conditions affecting the industries we serve, including the construction industry and the energy sector, which present risks of a decline in demand for our services or in the financial condition of our customers and their ability and willingness to invest in infrastructure projects.
•
We often perform our services under dangerous and challenging conditions, which presents substantial risks of injury and associated liability.
•
In our business we face regular litigation across a broad range of claims, including costs related to damages we may be assessed relating to our contractual obligations or as a result of product liability claims against our customers.
•
We are governed by many health, safety and environmental laws and regulations, which presents significant risks associated with compliance deficiencies.
•
Certain of the markets we serve are seasonal, and our projects can be negatively impacted by poor or extreme weather.
•
We maintain confidential data and information which exposes us to risks associated with cybersecurity incidents and compliance with data privacy and security laws, identity protection and information security.
•
We face risks associated with, deterioration in our performance of services, increases in healthcare costs, significant employee misconduct, and adverse regulatory changes, all of which may negatively impact our operations and financial results.
•
Our success ultimately depends on our ability to compete successfully in the industries and markets we serve which may be jeopardized by the loss of key senior management personnel or a shortage of highly skilled personnel.

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

We believe that our core strategies of driving organic growth and growth through accretive acquisitions, promoting sharing of best practices across all of our businesses, and leveraging our scale and services offerings place us in the position to capitalize on opportunities and trends in the industries we serve, grow our businesses and advance our position in each of our markets. We believe that our revenue diversification across customers, end markets, geographies and projects, combined with our go-to-market strategy of selling inspection work first, regional approach to operating our businesses, specialty operations in niche markets, strong commitment to leadership development, long-standing customers with a robust reputation in the industries we serve, and strong safety track record differentiates us from our competitors.

We have a disciplined acquisition platform which has historically provided strategic acquisitions that are integrated into our operations. Since 2005, we have completed more than 90 acquisitions. We target companies that align with our strategic priorities and demonstrate key value drivers such as culture, geography, end markets and client base, capabilities, and leadership. Our priorities are unified around maintaining business continuity while identifying and implementing operational efficiencies, cost synergies, and integration of organizational processes to drive margin expansion.

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

We operate our business under two primary operating segments, which are also our reportable segments:

•
Safety Services – A leading provider of safety services in North America, Asia Pacific, and Europe, focusing on end-to-end integrated occupancy systems (fire protection solutions, Heating, Ventilation, and Air Conditioning (“HVAC”), and entry systems), including design, installation, inspection, and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial, and special-hazard settings.
•
Specialty Services – A leading provider of a variety of infrastructure services and specialized industrial plant services, which include maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer, and telecommunications infrastructure. Our services include engineering and design, fabrication, installation, maintenance service and repair, retrofitting and upgrading, pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance to customers within the energy industry. Customers within this segment vary from private and public utilities, communications, healthcare, education, transportation, manufacturing, industrial plants and governmental agencies throughout North America.

Our Industry

The industries in which we operate are highly fragmented and comprised of national, regional, and local companies that provide services to customers across various end markets and geographies. We believe the following industry trends are affecting, and will continue to affect, demand for our services.

Increased Regulation. The life safety industry is highly regulated at the federal, state, and local levels and continuous regulatory changes, including mandated building codes and inspections and maintenance requirements, continue to generate increasing demand for our services, often on a recurring basis. Specifically, the Uniform Building Codes written by the National Fire Protection Association and the International Code Council regulate fire suppression and sprinkler systems. Among other things, these codes require testing, inspections, repair, maintenance and specific retrofits of building fire suppression and sprinkler systems, which generates recurring revenue related to those services. As these associations and government agencies continue to adopt new, more stringent regulations, the demand for our services increases.

Deferred Infrastructure Investment. Following several years of deferred investment, the aging United States ("U.S.") infrastructure system requires significant maintenance, repair and retrofit services which has spurred demand in our industry. State and local municipalities have deferred infrastructure spending for many years which has resulted in the need to rebuild or retrofit a large portion of the U.S. infrastructure. The Infrastructure Investment and Jobs Act signed into law on November 15, 2021 includes $550 billion of newly authorized infrastructure spending over the next 5 years.

Our Competitive Strengths

We believe that the following are our key competitive strengths:

Leading Market Positions in Diverse Set of Niche Industries. We believe that we are one of the go-to-market leaders in each of the niche industries we serve, including the industry leader in fire protection and sprinkler services, among the top five specialty contractors in North America, and a large provider of fire and security solutions in many of the international markets we serve. We believe that our revenue diversification across customers, end markets, geographies and projects, combined with our go-to-market strategy of selling inspection work first, regional approach to operating our businesses, operations in niche industries with strong cross-selling opportunities and recurring revenue potential, strong commitment to leadership development, long-standing customer relationships with a robust reputation in the industries we serve, and strong safety track record differentiates us from our competitors. As a result of our strong global brand recognition, we believe we have better access to new business opportunities, allowing us to maintain and advance our market share positions.

Repeat Revenue with Diverse Mix of Customers, End Markets, Geographies and Projects. We have repeat revenue from a diverse set of long-standing blue chip customers who are spread across a variety of end markets and geographies with low concentration. Many of our customers have high creditworthiness in a direct service relationship or contracting role, providing stable cash flows and a platform for organic growth. Service inspections are often required by legislation or insurance mandates, providing a strong recurring revenue stream. Our broad geographic footprint reaches over 500 locations throughout over 20 countries, and allows us to maintain relationships with local decision makers while also having the ability to execute multi-site services for national and international account customers.

Differentiated Business Model Focused on Growing Service Revenue. Our go-to-market strategy in life safety is to sell inspection work first, because we estimate that every dollar sold can lead to subsequent service work. In most cases, our inspection work is covered by statutory or insurance requirements. Nearly all facilities that have existing life safety systems are required by law to have that system inspected on an annual basis. This strategy differentiates us from our peers and ultimately creates a stickier client relationship that we believe leads to recurring revenue, higher margins, and growth opportunities.

Attractive Industry Fundamentals. We believe that the diversity of end markets we serve and the regulatory-driven demand for certain of our services will enable us to better withstand various economic cycles. We believe that the industries in which we operate are subject to increasingly complex and evolving regulatory environments and have experienced pent-up demand resulting from years of deferred maintenance and retrofit investment. We believe this presents attractive opportunities for us to drive growth in our businesses and enhance our market share positions.

Disciplined Acquisition Platform with History of Strategic Acquisitions. We have a disciplined acquisition platform through which we systematically target, execute, and integrate strategic acquisitions. Since 2005, we have completed over 90 acquisitions. Through our selective approach, we identify and assess companies that we believe align with our strategic priorities and demonstrate key value drivers such as culture, geography, end markets, client base, leadership, and service capabilities. Each of our businesses maintains its identity, reputation, customer relationships and culture following acquisition while benefiting from the resources of the APG network, which we believe is an important differentiator. Our acquired businesses benefit from direct access to the APG network, which facilitates organizational sharing of knowledge and best practices, increases collaboration across our businesses and develops cross-brand solutions which foster enhanced experience, quality, and efficiency.

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

Resilient Business Model with Multiple Levers to Navigate Downturns. Our proactive approach to managing risk across our platform, recurring revenue services-focused business model, and highly variable cost structure provide significant flexibility to effectively navigate downturns. Our significant union labor force in the U.S. and subcontract labor force internationally allow us to flex our workforce capacity as market conditions dictate without incurring significant trailing costs or severance. Our average project duration is relatively short, which helps mitigate inflationary exposure to cost of goods sold or changes in labor expense that some peers may experience in an inflationary environment. Historically, we have managed inflationary pressure through cost efficiency and cost saving actions, when needed. We believe that our broad mix of customers across many sectors and strong recurring revenue streams help us mitigate the impact of economic downturns on our business. In a downturn we have multiple levers to pull to preserve cash due to a high proportion of variable costs.

Attractive Financial Performance and Strong Margin and Cash Flow Profile. We believe that, due to our differentiated operating model, diversified services offerings, historically strong organic growth, and disciplined acquisition strategy, we have an attractive financial performance profile. In addition, we support margin growth by leveraging our scale to benefit from procurement savings resulting from enhanced purchasing power and serving higher-margin, niche industries. We also have a stable cash flow profile driven by our focus on recurring services-based revenue and our asset-light business model, which requires minimal ongoing capital expenditures (which are typically approximately 1.5% of total net revenues). The mission-critical nature of our services and regulatory-driven inspection requirements provide predictable, recurring revenue stream opportunities. Maintenance and services revenues are less cyclical, and are reasonably recurring due to the consistent renewal rates and deep customer relationships.

Our Business Strategy

We intend to continue to grow our businesses, both organically and through acquisitions, and advance our position in each of the markets we serve by pursuing the following integrated business strategies:

Drive Organic Growth. We believe that we can continue to grow our businesses organically and capture additional market share across each of our segments by focusing on growing maintenance, inspection, monitoring, and service revenue and maximizing cross-selling opportunities.

•
Grow Maintenance, Inspection, and Service Revenue - We believe that we can drive substantial organic growth by focusing on growing our maintenance, inspection, and service revenue, which is a component of our business in each of our segments. We plan to capitalize on our broad base of installed projects, cross-selling opportunities, and customer relationships to continue to grow maintenance, inspection, and service revenue.
•
Maximize Cross-Selling Opportunities - With diverse businesses, a broad reach across a variety of different industries, geographies, and end markets and a culture of collaboration, we believe that we have significant cross-selling opportunities to service more of the project life cycle and, once a project is completed, to continue to grow attractive recurring revenue streams.

Accelerate Growth through Acquisitions. We have a well-established acquisition platform with a track record of executing accretive acquisitions through our selective approach to targeting and assessing potential acquisitions that we believe align with our values and strategic priorities. We have a disciplined acquisition platform through which we systematically target, execute, and integrate strategic acquisitions. We believe that the markets in which we operate, which are expanding internationally, are fragmented and lend themselves to continued opportunistic acquisitions. We have grown, and plan to continue to drive growth, through accretive acquisitions, targeting businesses in our existing segments and those complementary to our service offerings.

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

Customers

We have long-standing relationships with many customers in each of the industries we serve. We serve customers in both the public and private sectors, including commercial, industrial, distribution and fulfillment centers, manufacturing, education, healthcare, telecom, utilities, transmission, high tech, entertainment, and government. Our customers range from Fortune 500 companies with diverse, worldwide operations to single-location companies. We have low customer concentration with no single customer accounting for more than 5% of our total net revenues for 2022.

Our focus on providing high quality service promotes deep, long-term relationships with our customers which often results in continued opportunities for new business and a reliable source of recurring revenue for ongoing inspection, maintenance, and monitoring services. We often provide services under master service and other service agreements, which can be multi-year agreements, subject to earlier termination. The remainder of our work is generated pursuant to contracts for specific projects or jobs that require shorter-term services.

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

Government Regulation and Environmental Matters

Our business activities are subject to regional, national, state, and local laws and regulations in each country in which we conduct business. These laws and regulations involve matters including compliance with codes or regulations governing our services, licensing and certification requirements, environmental and substance control, workplace safety, privacy, data use, data security and protection of personal information, data storage and retention, biometrics, intellectual property, advertising, marketing, distribution, electronic contracts and other communications, competition, taxation, economic or other trade prohibitions or sanctions, anti-corruption and political law compliance, securities law compliance, and financial services. In some cases, laws and regulations outside of the U.S. impose different obligations or are more restrictive than those in the U.S.

These regulations are administered by various regional, national, state, and local health and safety and environmental agencies and authorities. While we cooperate with governmental authorities and take reasonable measures to meet regulatory requirements, certain of these risks are inherent in the operation of our business irrespective of regulatory compliance. Failure to comply with these laws and regulations may involve civil and criminal liability. We are also subject to a wide range of reporting, licensure, certification, and compliance requirements as prescribed by various multi-national, national, state, and local governmental bodies or agencies, for example, individual or corporate licensing requirements or certifications that qualify us to perform the services we offer. We believe we have all required licenses to conduct our business activities and are in substantial compliance with applicable regulatory requirements. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws and regulations will require us to make material expenditures. If we fail to comply with applicable regulations, we could be subject to substantial fines or revocation of our operating licenses.

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

Effect of Seasonality and Cyclical Nature of Business

Our net revenues and results of operations can be subject to variability stemming from seasonal and other variations. Seasonal variations can be influenced by weather conditions impacting customer spending patterns, contract award seasons, and project schedules, as well as the timing of holidays. Consequently, net revenues for our businesses are typically lower during the first and second quarters due to the prevalence of unfavorable weather conditions within our North America companies, which can cause project delays and affect productivity.

Additionally, the industries we serve can be cyclical. Fluctuations in end-user demand, or in the supply of services within those industries, can affect demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations or unanticipated changes in project schedules in connection with large projects can create fluctuations in net revenues.

Competitive Environment

We operate in industries which are highly competitive and highly fragmented. There are relatively few barriers to entry in many of the industries in which we operate, and as a result, any organization that has adequate financial resources and access to technical expertise could become a competitor. In each of our segments, we compete with a number of companies, ranging from small, owner-operated businesses operating in narrow geographic regions to large companies with national and international scale who have significant financial, technical, and marketing resources.

We compete based on a variety of factors, including price, service, technical expertise and experience, quality, safety record, response time, and reputation for customer service. A portion of our revenue is derived from agreements with customers that contain fixed price or per unit terms, and price is often an important factor in the contract award process for such work. However, we believe our customers also consider a variety of other factors, including those described above, when selecting a service provider, and we believe that our technical capabilities, broad geographic reach, and skilled labor force enable us to compete against our larger competitors.

Supply

We have multiple supply sources in various markets at competitive pricing for substantially all of our raw material and installed components. The raw materials and various purchased components we use such as piping, steel, sheet metal, fire suppression/detection components, and HVAC equipment have generally been available in sufficient quantities in a timely manner. We rely on multiple third-party manufacturers as a source for pre-fabricated goods or system components. Historically we have been able to mitigate commodity cost exposure by purchasing or price locking commodities early for particular projects, as well as selectively using time or market-based escalation provisions in proposals and contracts. While we have experienced some impacts on our supply chain to date, they have only impacted longer term contracts within our business, which are not significant. We do not anticipate experiencing significant procurement challenges, as the purchases of required materials can be sourced from multiple sources; however, tariffs or other changes in international trade relations or other factors such as the impact of pandemics, could result in limited availability of or increased costs for some materials.

Sales and Marketing

Our success depends on developing and maintaining successful long-term relationships with key customers in each of the industries we serve. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing reliable, high-quality service in a professional manner. We believe we can continue to leverage specific technical and marketing strengths at the individual business-level to expand the services offered in each business’s market. Our culture of collaboration across our businesses provides significant cross-selling opportunities to leverage our current project base, existing relationships and professional expertise to provide additional services to our existing customers. In North America, we provide a single point of contact for customers with a regional or national portfolio of properties through our National Service Group (“NSG”) team within our Safety Services segment, which enhances our understanding of customers on a national scale and allows us to build more meaningful relationships with our customers. Through our NSG team, we are able to quickly and efficiently allocate resources to meet customer needs.

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

Human Capital Management

Our number one value and priority is the safety, health and well-being of all of our employees. Our employees are critical to the execution of our strategies and achieving business success. As of December 31, 2022, we had approximately 26,000 employees, of which approximately 13,000 were represented by unions and were subject to various collective bargaining agreements. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with employees covered by collective bargaining agreements are in good standing.

Talent Development and Employee Engagement

We believe our success in attracting and retaining qualified employees will be based on the quality of our training, leadership development and opportunities for growth and advancement. We offer multiple accelerated development programs focusing on advancing the business and leadership skills of employees. Our field-based leadership has the opportunity to participate in a development program focused on building foundational leadership skills. In addition, we offer less structured tools and opportunities for development, including individual development plans, executive coaching, strategic leadership advisory services and on-demand learning opportunities hosted on our learning management platform, our intranet site and through podcasts.

We believe that a culture where every employee can grow, thrive, and feel they belong is a differentiator and enables us to attract and retain employees who also build inclusive relationships with our customers. We are committed to all dimensions of diversity including gender identity, race, sexual orientation, ability, backgrounds, and beliefs. We are building and evolving our culture of inclusion through our day-to-day work through our leadership, learning and development.

We monitor employee engagement through periodic engagement assessments and provide recommendations for follow up based on this work. Our continued success will depend, in part, on our ability to continue to attract, motivate, retain and reward high-quality, skilled employees.

Health & Safety

We have a safety culture that is grounded in our commitment to zero incidents. We have established safety standards covering the risks particular to our business, deployed through specific training and monitored by country-level inspection programs. The aim of these programs is to ensure that all employees are aware of and comply with safety standards we have established and all applicable laws, regulations and other requirements in the countries and jurisdictions in which we operate. We have implemented our safety program, STEPS (Striving Toward Excellence and Professionalism in Safety), within North America which promotes safety culture awareness throughout our operations. Outside of North America, we have established a security program, SAFE (Scan, Assess, Fix, Execute) which is linked to the need for preventive actions before starting work. In addition, we have multiple programs geared towards increasing everyone’s awareness of our safety culture and to empower employees to stop work if risks are unmanageable. We are currently very focused on improving our fleet performance through defensive driver training, fleet technology, and company fleet assessments. Additionally, we participate in an annual Safety Week which includes activities designed to elevate safety awareness, and we hold an annual competition to acknowledge and reward businesses exhibiting excellence in safety. Our team of over one hundred safety professionals support the operations in each business to ensure industry safety standards are met and audits by safety professionals or certified organizations are utilized to assess the maturity of our safety management systems.

Our rate of incidents recordable under the standards of the U.S. Occupational Safety and Health Administration ("OSHA") per one hundred employees per year, also known as the OSHA recordable rate, was 1.0 during 2022 and 1.3 during 2021, respectively. Our rate of 1.0 is considerably less than the most recently published OSHA rate for our industry of 2.5.

Competitive Pay, Benefits and Total Rewards and Practices

Our total rewards philosophy is designed to align the compensation of our employees with Company financial results and individual performance, and to provide the appropriate market-competitive pay to attract, retain and incentivize employees to achieve superior performance. We offer a comprehensive, competitive portfolio of health, financial and well-being benefits aligned with market practice and legal requirements in each country in which we operate. Our benefit programs support our employees bringing their best self to work as they support their mental, physical, and financial needs and goals.

Executive Officers

Set forth below is certain information relating to our current executive officers.

Name	Age	Title
Russell A. Becker	57	Chief Executive Officer and President
Kevin S. Krumm	48	Executive Vice President and Chief Financial Officer
Louis B. Lambert	47	Senior Vice President, General Counsel and Secretary
Kristina M. Morton	48	Senior Vice President and Chief People Officer

Russell A. Becker has served as a director of the Company since October 2019. Mr. Becker joined APi Group, Inc. in 2002 as its President and Chief Operating Officer and became its Chief Executive Officer in 2004. Prior to leading APi Group, Inc., Mr. Becker served in a variety of roles at The Jamar Company, a subsidiary of APi Group, Inc., including as a Manager of Construction from 1995 to 1997 and as President from 1998 until he joined APi Group, Inc. in 2002. Mr. Becker served as a project manager for Ryan Companies from 1993 to 1995 and as a field engineer with Cherne Contracting from 1991 to 1993. Since July 2017, Mr. Becker has served on the board of directors of Liberty Diversified Industries and since January 2019 has served on the board of directors for Marvin Companies, each a private company. Mr. Becker also serves on the advisory board for the Construction Management Program at Michigan Technical University.

Kevin S. Krumm has served as Executive Vice President and Chief Financial Officer of the Company since September 2021. Prior to joining the Company, Mr. Krumm served as Corporate Treasurer and Senior Vice President of Global Business Services for Ecolab, Inc. During his 15-year tenure there, he also held roles leading the Industrial segment finance team, regional finance teams in Europe, the Middle East and Africa, Asia and Latin America and leading international integration efforts for a major acquisition. Mr. Krumm began his career in public accounting working for consulting firms PwC, Arthur Andersen and Deloitte with a heavy emphasis on M&A/corporate finance. Mr. Krumm earned his bachelor’s degree from the University of Northern Iowa and his master’s degree in Business Administration from the University of Chicago Booth School of Business.

Louis B. Lambert has served as Senior Vice President, General Counsel and Secretary of the Company since July 2022. Most recently, Mr. Lambert was Vice President and Assistant General Counsel for Polaris Inc., a powersports manufacturing company. Prior to joining APi, Mr. Lambert served as vice president, legal, and assistant secretary of Polaris Inc., where he had responsibility for corporate governance, SEC compliance, M&A, executive compensation, and was general counsel for multiple global business units. Prior to that, Mr. Lambert held increasingly senior legal roles at 3M Company and then General Mills, where he focused on global M&A, joint ventures, and various general counseling roles. Mr. Lambert began his career as an associate at Faegre & Benson (now Faegre Drinker) in its corporate finance group. Mr. Lambert earned his JD from Rutgers School of Law—Newark and a bachelor’s degree from the University of Michigan in Ann Arbor.

Kristina M. Morton has served as Senior Vice President and Chief People Officer of the Company since February 2022. Prior to joining the Company, Ms. Morton served as Vice President, Human Resources, Supply Chain and Global Operations for General Mills. During her 23-year tenure at General Mills, she also held roles in marketing, sales and supply chain, most recently leading 175 human resources professionals that supported 20,000 employees globally across 45 manufacturing facilities, in the U.S. and Europe. Ms. Morton earned her bachelor’s degree from the University of St. Thomas and her master’s degree from the University of Minnesota.

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

With the Chubb Acquisition in January 2022, our international operations have been greatly expanded. We have significantly expanded our pre-Chubb Acquisition presence in Europe and Canada (including in the United Kingdom ("U.K.") and the Netherlands), and we have acquired ongoing operations in new markets across Europe and the Asian-Pacific region (including France, Australia, and Hong Kong).

Approximately 38% of our revenue was derived from areas outside the United States for the year ended December 31, 2022. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:

•
laws and regulations that dictate how we conduct business;
•
changes or instability in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;
•
political, financial market or economic instability relating to epidemics or pandemics;
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

In addition, applicable U.S. and non-U.S. anti-corruption laws, including but not limited to the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act, generally prohibit us from, among other things, corruptly making payments for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world and in certain industries that may experience corruption, and in certain circumstances, compliance with these laws may conflict with longstanding local customs and practices. Our policies mandate compliance with all applicable anti-corruption laws. We have policies and procedures designed to ensure that our employees and intermediaries who work for us outside the United States comply with these laws, and we otherwise require such employees and intermediaries to comply with these laws. However, there can be no assurance that such policies, procedures and other requirements will protect us from liability under the FCPA or other similar laws for actions taken by our employees or intermediaries; moreover, detecting, investigating and resolving actual or alleged violations of such laws is expensive and could consume significant time and attention of our senior management, in-country management, and other personnel. Liability for such actions could result in severe criminal or civil fines, penalties, forfeitures, disgorgements or other sanctions. This in turn could have a material adverse effect on our financial condition, results of operations, and cash flows.

We are a decentralized company and place significant decision-making authority with our subsidiaries’ management, supported by certain integrated policies and processes.

We believe our practice of conferring significant authority upon the management of our subsidiaries has been important to our successful growth and has allowed us to be responsive to opportunities and to our customers’ needs. We seek to maintain business continuity within our subsidiaries while identifying and implementing operational efficiencies, cost synergies, and integration of organizational processes across these companies. This balance presents certain risks, including the risk we would be slower to identify a misalignment between a subsidiary’s and our overall business strategy or shared processes. If an operating subsidiary fails to follow our shared company policies and processes, including those relating to compliance with applicable laws, we could be subjected to risks of noncompliance with applicable regulations.

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

Improperly managed projects or project delays may result in additional costs or claims against us, which could have a material adverse effect on our financial condition, operating results, and cash flows.

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

Under certain circumstances, it may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations. Acquisitions and investments may involve significant cash expenditures, the incurrence of debt, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including: (i) diversion of management’s time and attention from daily operations; (ii) difficulties integrating acquired businesses, technologies and personnel into our business; (iii) inability to obtain required regulatory approvals; (iv) inability to obtain required financing on favorable terms or, if so obtained, risks associated with incurrence of additional indebtedness; (iv) potential loss of key employees, key contractual relationships, or key customers of acquired companies or from our existing businesses; and (v) assumption of the liabilities and exposure to unforeseen liabilities of acquired companies (including environmental, employee benefits, safety and health and third party property and casualty liabilities). Any acquisitions or investments may ultimately harm our business or financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.

We may not realize the expected benefits of the Chubb Acquisition because of integration and transition difficulties or other challenges.

On January 3, 2022, we closed the Chubb Acquisition. The success of the Chubb Acquisition depends, in part, on our ability to successfully integrate and operate the Chubb business in conjunction with our existing life safety businesses and transition from the services and systems provided by the seller. While we successfully separated from Carrier as of December 31, 2022, the separation process has been complex, costly and time-consuming. While we have largely been successful in replacing services provided by the seller in the Chubb Acquisition with capabilities and systems within APG or third parties, integrating legacy Chubb, new third party systems with APG's current systems could pose operational challenges that impact the business. The potential difficulties of integrating the operations of the Chubb business include, among others:

•
implementing our business plan and strategy for the business;
•
continued unanticipated issues in integrating personnel, operations, systems and technology infrastructure, particularly after the end of the transitional services provided by the seller;
•
coordinating geographically dispersed organizations;
•
changes in applicable laws and regulations or conditions imposed by regulators;

•
deploying internal controls over financial reporting;
•
operating risks inherent in the Chubb business and our existing life safety businesses; and
•
realizing the expected synergies from the Chubb Acquisition.

We may not accomplish the integration of the Chubb business smoothly, successfully or within the anticipated costs or timeframe. We have incurred and expect to incur additional non-recurring costs associated with the integration of Chubb into our business. These costs and expenses include fees paid to financial, legal and accounting advisors, facilities and systems implementation or consolidation costs, severance and other potential employment-related costs, including severance payments that may be made to certain Chubb employees. In addition, the Chubb business may not meet our expectations, causing our financial results to differ from our own or the investment community’s expectations. Any of these factors could have a negative effect on our financial condition, results of operations, and cash flows.

Financial Risks

Adverse developments in the credit markets could adversely affect the funding of significant projects and therefore reduce demand for our services.

Adverse developments in the credit markets, including reduced liquidity or rising interest rates, could reduce the availability of funding for large capital projects that require our services. Volatility in the credit and equity markets could reduce the availability of debt or equity financing for significant projects, causing a reduction in capital spending, which could materially and adversely affect our financial condition, results of operations, and cash flows.

We may need additional capital in the future for working capital, capital expenditures or acquisitions, and we may not be able to access capital on favorable terms, or at all, which would impair our ability to operate our business or achieve our growth objectives.

Our ability to generate cash is essential for the funding of our operations and the servicing of our debt. If existing cash balances and cash generated from operations together with the borrowing capacity under our Credit Facilities are not sufficient to make future investments, make acquisitions or provide needed working capital, we may require financing from other sources. Our ability to obtain such additional financing in the future will depend on a number of factors including prevailing capital market conditions, conditions in our industry, and our operating results. If additional funds were not available on acceptable terms, we may not be able to make future investments, take advantage of acquisitions or pursue other opportunities.

Our use of revenue recognition over time could result in a reduction or reversal of previously recorded revenue or profits.

A significant portion of our revenue is recognized over time by measuring progress toward complete satisfaction of performance obligations in the proportion that our actual costs bear to our estimated contract costs at completion. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. We review our estimates of contract revenue, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced, claims against the customer for increased costs incurred by us due to customer induced delays and other factors, or other changes in facts and circumstances that require modifications to estimated costs. Contract losses are recognized in the fiscal period when the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. As a result of the requirements of over time revenue recognition, the possibility exists, for example, that we could have estimated and reported a profit or loss on a contract over several periods and later determined that all or a portion of such previously estimated and reported profits or losses were overstated or understated. If this occurs, the full aggregate amount of the overstatement or understatement will be reported for the period in which such determination is made, thereby eliminating all or a portion of any profits or losses from other contracts that would have otherwise been reported in such period or potentially resulting in a loss or gain being reported for such period. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long-term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

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

While we believe we have made reasonable estimates and assumptions to calculate the fair values of our reporting units which were based on facts and circumstances known at such time, it is possible that existing or new events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of our estimates and assumptions, which could be materially different from our estimates and assumptions. Any impairment in the value of our goodwill would have an adverse non-cash impact on our results of operations and reduce our net worth. As of December 31, 2022, we had goodwill of $2,382 million, which is maintained in various reporting units.

Additionally, we have a significant amount of identifiable intangible assets and fixed assets that could also be subject to impairment. If we determine that a significant impairment has occurred in the value of our unamortized intangible assets or fixed assets, we could be required to write off a portion of our assets, which could adversely affect our financial condition or results of operations.

In connection with our preparation of our consolidated financial statements for the years ended December 31, 2022, 2021, and 2020, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). As previously disclosed in its Annual Reports on Form 10-K for the years ended December 31, 2021 and 2020, management identified material weaknesses related to our internal control over financial reporting. Management has taken meaningful steps to improve our internal control over financial reporting to remediate the previously reported material weaknesses; however, certain IT general controls and process level controls were implemented late in 2022. As a result and in connection with our preparation of our consolidated financial statements herein for the year ended December 31, 2022, we and our independent registered public accounting firm identified a material weakness over user access controls related to an information technology system and a material weakness related to the ineffective operation of process level controls over revenue recognition. Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

We cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. If we fail to remediate the material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

As anticipated, a remediation effort of this magnitude takes multiple years to complete and we have made significant progress in 2021 and 2022 with our multi-year remediation plans. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable when required in the future to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Our substantial indebtedness may adversely affect our cash flow and our ability to operate our business and fulfill our obligations under our indebtedness.

As of December 31, 2022, on a consolidated basis, we had $2,212 million in principal amount of debt outstanding under our credit facilities, $614 million of senior notes, and other indebtedness totaling approximately $6 million.

Our substantial indebtedness could have significant effects on our operations. For example, it may:

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends, innovation, and other general corporate purposes;
•
cause credit rating agencies to view our debt level negatively;
•
increase our vulnerability to general adverse economic and industry conditions;
•
limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•
limit our ability to make strategic acquisitions, introduce new technologies or pursue business opportunities; and
•
place us at a competitive disadvantage compared to our competitors that have less indebtedness.

In addition, the Credit Agreement governing the credit facilities contains covenants that restrict our operations. These covenants restrict, among other things, our ability to incur additional debt, grant liens, pay cash dividends, enter new lines of business, redeem our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. These restrictions could limit our ability to plan for or react to market conditions, meet extraordinary capital needs or otherwise take actions that we believe are in our best interest. Further, a failure by us to comply with any of these covenants and restrictions could result in an event of default that, if not waived or cured, could result in the acceleration of all or a substantial portion of the outstanding indebtedness thereunder. In addition, subject to the restrictions in the agreements that govern the Credit Agreement, if we incur substantial additional indebtedness (including secured indebtedness) in the future, these risks will be exacerbated.

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

Higher interest rates increase the interest costs on our credit facilities and on our other floating rate indebtedness and could impact adversely our ability to refinance existing indebtedness or to sell assets.

Interest payments for certain of our indebtedness, including borrowings under the credit facilities are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes.

Higher interest rates could also limit our ability to refinance existing indebtedness and increase interest costs on any indebtedness that is refinanced. We have and may continue to enter into agreements such as floating-to-fixed interest rate swaps, caps, floors and other hedging contracts in order to hedge against the cash flow effects of changes in interest rates for floating rate debt. As of December 31, 2022, the Company had $1,120 million notional amount outstanding in interest rate swap agreements, which includes an aggregate $400 million notional amount of forward-starting swaps that commence in January 2023 and a four-year $720 million notional swap that exchanges a variable rate of interest for a fixed rate over the term of the agreement. However, we may not maintain interest rate swaps with respect to all of our floating rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, these agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.

We are effectively self-insured against many potential liabilities.

We are insured through a wholly-owned insurance captive and third party carriers. We maintain insurance policies covering a broad range of risks, including automobile liability, general liability, property risk, employer liability, workers’ compensation, employee group health, business interruption, professional liability and other typical business coverages, and coverage for limited cyber incidents and pollution liability. If any of our insurance carriers default on their obligations to provide insurance coverage by reason of its insolvency or for other reasons, our exposure to claims would increase and our profits would be adversely affected.

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

For certain contracts, including where we have assumed responsibility for procuring materials for a project, we are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. In addition, our customers’ capital budgets may be impacted by the prices of certain materials. These prices could be materially impacted by general market conditions and other factors, including U.S. trade relationships with other countries or the imposition of tariffs. We are also exposed to increases in energy prices, including as they relate to gasoline prices for our rolling-stock fleet of approximately 18,500 vehicles. Additionally, the price of fuel required to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control. Any increase in fuel costs could materially reduce our profitability and liquidity to the extent we are not able to adjust our pricing for such expenses. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects.

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

As of December 31, 2022, approximately 49% of our employees were covered by collective bargaining agreements in the U.S. or similar employment and labor obligations in other countries in which we conduct business. The terms of these agreements limit our discretion in the management of covered employees and our ability to nimbly implement changes to meet business needs. In addition, our employees in certain countries in Europe are subject to works council arrangements, exposing us to potential delays in implementing changes, works council claims and litigation. There can be no assurance that our non-unionized employees will not become members of a union or become covered by a collective bargaining agreement, including through an acquisition of a business whose employees are subject to such an agreement. Certain of our unionized employees have participated in strikes and work stoppages in the past, and we cannot be certain that strikes or work stoppages will not occur in the future. In the current inflationary environment, negotiations over union wage rates or increase in benefits may slow or derail contract renegotiations, which may lead to potential strikes or work stoppages. Strikes or work stoppages could adversely impact relationships with our customers and could cause us to lose business and experience a decline in revenues. Our ability to complete future acquisitions also could be adversely affected because of our union status. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some acquisition targets may decline to become affiliated with a union-based company. Moreover, certain of our customers, where permissible by law, may require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews become unionized, which could negatively affect our financial condition, results of operations and cash flows.

Our pension commitments and obligations to make cash contributions to meet our obligations in certain pension plans subject us to risks.

Certain collective bargaining agreements in the U.S. require us to participate with other companies in multiemployer pension plans. To the extent those plans are underfunded, U.S. regulations, including the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, may subject us to substantial liabilities under those plans if we withdraw from them or if they are terminated or experience a mass withdrawal.

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

In connection with the Chubb Acquisition, we also maintain defined benefit pension plans outside of the U.S. Our non-U.S. defined benefit pension plans include both funded and unfunded plans. The funded plans, such as in the U.K. (closed to new members and future benefit accrual) and Canada (closed to new members), are financed predominantly through externally invested pension plan assets via externally managed funds and insurance companies, which investments are subject to market, interest rate and inflation risks. If these investments do not perform well or are not managed properly and their values decline significantly, it could result in a coverage shortfall for these pension obligations and therefore significantly increase our pension obligations.

Our future contribution obligations and potential withdrawal liability exposure with respect to our pension plans could increase significantly based on the investment and actuarial performance of those plans, the insolvency of other companies that contribute to those plans (in the case of multiemployer plans), and other factors.

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

Our estimates of future performance and results of operations depend, among other factors, on whether and when we receive new contract awards, which affect the extent to which we are able to utilize our workforce. The rate at which we utilize our workforce is affected by a variety of factors, including our ability to forecast the need for our services, our ability to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects or between internal business groups, our ability to manage attrition, and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, professional knowledge and experience, these estimates may not be accurate and may frequently change based on newly available information. In the case of large-scale projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size to our project needs. If an expected contract award is delayed or not received, we could incur significant costs and reduced profitability resulting from underutilization of our workforce, redundancy of facilities, or from efforts to right-size our workforce and/or operations, which could reduce our profitability and cash flows. Conversely, we have in the past, and may from time to time in the future, face a shortage of skilled workers. Any significant deterioration in employee relations, shortages of labor or increases in labors costs at any of our businesses could have a material adverse effect on our business, financial condition and results of operations. Competition in the market for labor could drive up our costs, reduce our profitability, or impact our ability to deliver timely service to our customers.

Risks Related to Our Customer Base

We serve customers who are involved in energy exploration, production and transportation, and adverse developments affecting activities in these industries, reduced demand for oil and natural gas products, or increased regulation of exploration and production, could have a material adverse effect on our results of operations.

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

A portion of our expected future growth is based on the ability and willingness of public and private entities to invest in infrastructure.

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

The challenging conditions we encounter in our projects may include, without limitation, (i) hard to reach terrain and difficult site conditions; (ii) challenging engineering, procurement and construction phases, which may occur over extended time periods; (iii) difficulties or delays in designs or materials provided by the customer or a third party; (iv) equipment and material delivery delays; (v) schedule changes; (vi) delays from customer failure to timely obtain rights-of-way; (vii) weather-related delays, (viii) COVID-19-related changes to working conditions or disruptions; and (ix) delays by subcontractors in completing their portion of the project. Such conditions can result in project delays or cancellations, potentially causing us to incur unanticipated costs, reductions in revenue or the payment of liquidated damages. In addition, some of our contracts require that we assume the risk should actual site conditions vary from those expected.

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

We are subject to occupational and safety laws in each of the countries in which we operate, including for example in the U.S., the Occupational Safety and Health Act of 1970, as amended (“OSH Act”), in France, the Health and Safety at Work Code ("HSW Code"), and in the U.K., the Health and Safety At Work Act (“HSW Act”). These laws and their implementing regulations establish certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety, may apply to our operations. We incur capital and operating expenditures and other costs in the ordinary course of business in complying with the OSH Act, the HSW Code, the HSW Act, and other state and local laws and regulations, and could incur penalties and fines in the future, including, in extreme cases, criminal sanctions. However, we have experienced no material penalties and fines to date.

While we invest substantial resources in occupational health and safety programs, the industries in which we operate involve a high degree of operational risk, and there can be no assurance that we will avoid significant liability. Although we have taken what we believe to be appropriate precautions, we have had employee injuries and fatalities in the past and may suffer additional injuries or fatalities in the future. Serious accidents of this nature may subject us to substantial penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our consolidated financial condition, results of operations or cash flows. In addition, if our safety record were to deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, customers could cancel existing contracts and not award future business to us, which could materially adversely affect our liquidity, cash flows and results of operations. If we were not able to successfully resolve such issues, our ability to service our customers could be damaged, which could lead to a material adverse effect on our financial condition, results of operations and cash flows.

Our projects expose our employees to electrical lines and equipment, pipelines carrying potentially explosive or toxic materials, heavy equipment, transportation accidents, adverse weather conditions and the risk of damage to equipment and property from hazardous conditions such as working at heights.

These hazards, among others, can cause personal injuries and loss of life, severe damage to or destruction of property and equipment and other consequential damages and could lead to suspension of operations and large damage claims which could, in some cases, substantially exceed the amount we charge for the associated services. In addition, if serious accidents or fatalities occur, or if our safety records were to deteriorate, we may be restricted from proposing on certain work or obtaining new contracts, and certain existing contracts could be terminated. Our safety processes and procedures are monitored by various agencies and ratings bureaus. The occurrence of accidents in the course of our business could result in significant liabilities, employee turnover, increase the costs of our projects or harm our ability to perform under our contracts or enter into new customer contracts, all of which may subject us to liabilities, affect customer relationships, result in higher operating costs, negatively impact employee morale and result in higher employee turnover and could materially adversely affect our profitability and our financial condition.

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

We may have litigation in a variety of matters, some matters may be unpredictable or unanticipated, and the frequency and severity of litigation could increase. Because lawsuits are inherently unpredictable, assessing contingencies is highly subjective and requires judgements about future events. A judgement that is not covered by insurance or that is significantly in excess of our insurance coverage could materially adversely affect our financial condition or results of operations.

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

Such claims and legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. In addition, lawsuits relating to construction defects typically have statutes of limitations that can run as long as twelve years in some jurisdictions such as the U.K. Claims of this nature could also have a negative impact on customer confidence in our businesses and services. Current or future claims could have a material adverse effect on our reputation, business, financial condition and results of operations.

We are and may become subject to periodic regulatory proceedings, including Fair Labor Standards Act (“FLSA”) and state wage and hour class action lawsuits, which may adversely affect our business and financial performance.

Pending and future wage and hour litigation, including claims relating to the U.S. Fair Labor Standards Act, analogous state laws, or other state wage and hour laws could result in significant attorney fees and settlement costs. Resolution of non-litigated alleged wage and hour violations could also negatively impact our performance. The potential settlement of, or awards of damages for, such claims also could materially impact our financial performance as could operational adjustments implemented in response to a settlement, court order or in an effort to mitigate future exposure. Additionally, an increased volume of alleged statutory violations or matters referred to an agency for potential resolution could result in significant attorney fees and settlement costs that could, in the aggregate, materially impact our financial condition.

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

Our revenue and results of operations can be subject to seasonal and other variations. These deviations are influenced by various factors, including weather, customer spending patterns, proposal seasons, project schedules, holidays, and timing, in particular, for large, non-recurring projects. In particular, many of the construction projects in North America that demand our services include significant outdoor work. As a result, seasonal changes and adverse weather conditions can adversely affect our business operations through declines in demand for our services and alterations and delays in applicable schedules. Adverse weather conditions can reduce demand for our services and reduce sales or render our contracting operations less efficient resulting in under-utilization of crews and equipment and lower contract profitability.

Furthermore, the industries we serve can be cyclical in nature. Fluctuations in end-user demand within those industries, or in the supply of services within those industries, can affect demand for our services. As a result, our business may be adversely affected by industry declines or by delays in new projects. Variations or unanticipated changes in project schedules in connection with large projects can create fluctuations in revenue and could adversely affect our business, financial condition, results of operations and cash flows.

A failure in the systems we construct and install, whether due to employee acts or omissions or faulty workmanship or design, may subject us to significant liability.

Our business involves professional judgments regarding the planning, design, development, construction, operations and management of electric power transmission, communications and pipeline infrastructure. Because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable professional standards, including engineering standards, could result in damages. A significantly adverse or catastrophic event at a project site or completed project resulting from the services we performed could result in significant professional or product liability, personal injury (including claims for loss of life) or property damage claims or other claims against us, as well as reputational harm. These liabilities could exceed our insurance limits or applicable indemnification rights and could impact our ability to obtain third-party insurance in the future. In addition, customers, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, if successful and of a material magnitude, could have a substantial impact on our business, financial condition, results of operations and cash flows.

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

Under our contracts with customers, we may guarantee the work performed against, among other things, defects in workmanship, and we may agree to indemnify our customers for losses related to our services and materials. As much of the work we perform is inspected by our customers for any defects in construction prior to acceptance of the project, the claims that we have historically received have not been substantial. Additionally, materials used in construction are often provided by the customer or are warranted against defects by the supplier. If customer claims occur, we generally would be obligated to re-perform the services and/or repair or replace the item and any other facilities impacted thereby, at our sole expense, and we could also be responsible for other damages if we are not able to adequately satisfy customer claims. In addition, we may be required under contractual arrangements with our customers to honor any defects or failures in materials we provide. While we generally require the materials suppliers to provide us warranties or indemnification that are consistent with those we provide to our customers, if any of these suppliers default on their obligations to us, we may incur costs to repair or replace the defective materials. Costs incurred as a result of claims could adversely affect our business, financial condition, results of operations and cash flows.

Our failure to comply with environmental laws could result in significant liabilities and increased environmental regulations could result in increased costs.

We often perform services in and around environmentally-sensitive areas. These areas include underground environments and areas in proximity to rivers, lakes, and wetlands. Likewise, we perform directional drilling operations below certain environmentally-sensitive terrains and water bodies. It is possible that such directional drilling may cause a surface fracture, resulting in the release of subsurface materials. These subsurface materials may contain contaminants in excess of amounts permitted by law, potentially exposing us to remediation costs and fines.

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

This work subjects us to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, industrial chemicals, fuel storage, water quality and air quality. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, the discovery of previously unknown risks of materials or chemicals, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could negatively impact our financial condition, results of operations, and cash flows. For example, in August 2022, the U.S. Environmental Protection Agency (“EPA”) issued a proposal that, if enacted, would designate two types of per- and poly-fluoroalkyl substances ("PFAS") as hazardous substances, which could lead to legal claims or other liabilities.

In certain instances, we have obtained indemnification or covenants from third parties (including predecessors or lessors) for such clean-up and other obligations and liabilities. However, such third-party indemnities or covenants may not cover all of our costs and the indemnitors may not pay amounts owed to us, and such unanticipated obligations or liabilities, or future obligations and liabilities, may have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

Certain of our businesses are party to personal injury litigation and could be named as defendants in similar cases in the future related to our use or disposal of hazardous materials, which could adversely affect our financial condition, results of operations and cash flows.

Certain of our businesses, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to various hazardous materials, including asbestos and PFAS. Hazardous materials that are the subject of these lawsuits could in the future include, among others, asbestos, PFAS, silica or solvents that may be or may have been previously used in the course of our work. These cases typically involve product liability claims based primarily on allegations of sale, distribution, installation or use of industrial products that either contained hazardous materials or were used with hazardous material containing components. Allegations of the presence of or exposure to these types of hazardous materials could be the basis of additional third-party claims and lawsuits. It is uncertain whether we will be successful in litigating or otherwise resolving these types of claims and lawsuits in the future and we continue to evaluate different strategies related to claims filed against us. Unfavorable rulings, judgments or settlement terms in future cases could have a material adverse impact on our financial condition, results of operations, and cash flows.

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

We have 4,000,000 shares of Series A Preferred Stock and 800,000 shares of our 5.5% Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock"), which are convertible into shares of our common stock, at any time at the option of the holder. We will be obligated to pay dividends on our 4,000,000 outstanding shares of Series A Preferred Stock based on the market price of our common stock if such market price exceeds certain trading price minimums and we are obligated to pay dividends on our 800,000 shares of Series B Preferred Stock on a quarterly basis at 5.5% per annum. These dividends are payable in cash or shares of our common stock, at our sole option. The issuance of common stock pursuant to the terms of the Preferred Stock will reduce (by the applicable proportion) the percentage stockholdings of those stockholders holding common stock prior to such issuance which may reduce your net return on your investment in our common stock.

In addition, we have various outstanding equity awards to employees and directors under the APi Group Corporation 2019 Equity Incentive Plan. As of December 31, 2022, we had 13,574,813 shares of common stock available under this Plan.

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
•
changes in financial estimates or publication of research reports by analysts regarding our common stock, other comparable companies, or our industries generally, or termination of coverage of our common stock by analysts;
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

General Risk Factors

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

Accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC and various other governing bodies. A change in GAAP could have a significant effect on our reported financial results. Additionally, the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls. We cannot predict the effect of future changes to accounting principles, which could have a significant effect on our financial condition, results of operations, and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We own our corporate headquarters in New Brighton, Minnesota and own and lease other facilities globally where we conduct business. Our facilities are utilized for operations in our reportable segments and include offices, warehouses, storage, fabrication manufacturing, maintenance shops, and training and educational facilities. As of December 31, 2022, we owned approximately 55 facilities and leased approximately 515 facilities in the U.S., France, the United Kingdom, Australia, the Netherlands, and over 15 other countries. We believe that our existing facilities are sufficient for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to workmanship warranty, casualty, negligence, construction defect, breach of contract, product liability, wage and hour, and other claims and legal proceedings in the ordinary course of business relating to the products we install that, if adversely determined, could adversely affect our financial condition, results of operations and cash flows. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Dividend Information

Our common stock is listed on the NYSE under symbol “APG.”

Common Stock

As of February 22, 2023, there were 15 holders of record of our common stock.

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

The holders of our Series B Preferred Stock are entitled to receive quarterly dividends in cash or (subject to the satisfactions of certain conditions) shares of our common stock, at our sole option (which we intend to settle in shares). Quarterly dividends were paid to those holders in shares of common stock for each quarter of 2022. Refer to Note 18 – “Shareholders’ Equity” to our consolidated financial statements for additional information.

Stock Repurchase Program

On March 9, 2022, we announced that our Board of Directors authorized a stock repurchase program (“SRP”) to purchase up to an aggregate of $250 million of shares of our common stock. Acquisitions pursuant to the SRP may be made from time to time through a combination of open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions, at our discretion, as permitted by securities laws and other legal requirements. In connection with the SRP, we may enter into Rule 10b5-1 trading plans which would generally permit us to repurchase shares at times when we might otherwise be prevented from doing so under the securities laws. The SRP will expire on February 29, 2024 unless otherwise modified or earlier terminated by our Board of Directors at any time in its sole discretion. During 2022, we repurchased 2,505,723 shares for approximately $44 million under the SRP, leaving approximately $206 million of authorized repurchases.

Issuer Purchases of Equity Securities

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2022:

During the Three Months Ended December 31, 2022	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2022 - October 31, 2022	—	$—	—	$—
November 1, 2022 - November 30, 2022	—	—	—	—
December 1, 2022 - December 31, 2022	554,391	18.74	554,391	206
Total	554,391	$18.74	554,391	$206

1.
See —“Stock Repurchase Program” above for additional information regarding the SRP.

Performance Graph

The following graph summarizes the cumulative return on $100 invested in APG’s common stock, the S&P 500, the Russell 2000 Stock Index, and the common stock of a selected peer group of companies if invested on October 1, 2019, the date of the acquisition of APi Group (the "APi Acquisition"), until December 31, 2022. Because our services are diverse across our operating segments, APG does not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines publicly traded companies that have similar characteristics as one or more of APG’s segments. The returns of each company in the peer group are weighted based on the market capitalization of that company at the beginning of the measurement period. The stock price performance shown in the graphs is not necessarily indicative of future price performance.

$280
$255
$230
$205
$180
$155
$130
$105
$80
$55
$30
10/01/1
01/01/2
04/01/2
07/01/2
10/01/2
01/01/2
04/01/2
07/01/2
10/01/2
01/01/2
04/01/2
07/01/2
10/01/2
APG
S&P 500
Russell 2000
Peer Group (1)

(1)
Peer group includes Cintas Corporation, Comfort Systems USA, Inc., EMCOR Group Inc., Jacobs Engineering Group Inc., Johnson Controls International plc, MasTec Inc., Otis Worldwide, and Quanta Services, Inc.

Carrier has been removed from the Company's peer group after the Chubb Acquisition given it is no longer a comparable peer. This change had no material impact on the peer group data reflected in the table above.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and year-to-year comparisons of APG’s financial condition and results of operations for the years ended December 31, 2022 and 2021.

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

Certain Factors and Trends Affecting our Results of Operations

Acquisitions

On January 3, 2022, we completed the Chubb Acquisition. The total net consideration for the Chubb Acquisition was $2,893 million for the stock purchase of the Chubb business. The Chubb business is a globally recognized fire safety and security services provider, offering customers complete and reliable services from design and installation to monitoring and on-going maintenance and recurring services. The Chubb business is a core asset within our Safety Services segment which we expect will provide meaningful opportunities for future value creation through providing complementary revenue growth by expanding our opportunities for cross-selling products and services across our key end markets.

For additional information about our acquisition activity, see Note 4 – “Business Combinations" to our consolidated financial statements included in this Annual Report.

Restructuring

In the second quarter of fiscal year 2022, we announced our multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs over the next three years.

Since the Chubb Acquisition, we have incurred pre-tax restructuring costs within the Safety Services segment of $30 million in connection with the Chubb restructuring program. In total, we estimate that we will recognize approximately $105 million of restructuring costs related to the Chubb restructuring program by the end of fiscal year 2024.

Of the $30 million recognized to date, $7 million was recorded in cost of revenues and $23 million in selling, general, and administrative expenses on the consolidated statements of operations for the year ended December 31, 2022. The amounts recognized in the year ended December 31, 2022 relate to costs associated with workforce reductions.

For additional information about our restructuring activity, see Note 5 – “Restructuring" to our consolidated financial statements included in this Annual Report.

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

Economic, Industry and Market Factors

We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect their planned capital and maintenance budgets in certain end markets. Market, regulatory, and industry factors could affect demand for our services. Availability of transportation and transmission capacity and fluctuations in market prices for energy and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, have resulted, and may continue to result, in lower proposals and lower profit on the services we provide. In the face of increased pricing pressure on key materials, such as steel, or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. Increased competition for skilled labor resources and higher labor costs can reduce our profitability and impact our ability to deliver timely service to our customers. We have experienced supply chain disruptions, which have negatively impacted the source and supply of materials needed to perform our work. Additionally, the COVID-19 pandemic has impacted the availability of skilled labor resources, particularly in our international businesses, interrupting our ability to perform our services and execute our jobs. In addition, fluctuations in foreign currencies may have an impact on our financial position and results of operations. However, we believe that our exposure to transactional gains or losses resulting from changes in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In cases where operational transactions represent a material currency risk, we generally enter into cross-currency swaps. Refer to Note 9 - "Derivatives" to our consolidated financial statements included in this Annual Report for additional information on our hedging activities. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future consolidated results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.

Description of Key Line Items

Net revenues

Net revenues are generated from the sale of various types of contracted services, fabrication, and distribution. We derive net revenues primarily from services under contractual arrangements with durations ranging from days to three years, with the majority having durations of less than six months, and which may provide the customer with pricing options that include a combination of fixed, unit, or time and material pricing. Net revenues for fixed price agreements are generally recognized over time using the cost-to-cost method of accounting which measures progress based on the cost incurred to total expected cost in satisfying our performance obligation.

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

Selling, general, and administrative ("SG&A") expenses

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

Results of Operations

The following is a discussion of our financial condition and results of operations for the years ended December 31, 2022 and 2021. The following financial information has been extracted from our audited consolidated financial statements included in this Annual Report.

	Years Ended December 31,		Change
($ in millions)	2022	2021	$	%
Net revenues	$6,558	$3,940	$2,618	66.4%
Cost of revenues	4,844	3,001	1,843	61.4%
Gross profit	1,714	939	775	82.5%
Selling, general, and administrative expenses	1,552	803	749	93.3%
Operating income	162	136	26	19.1%
Interest expense, net	125	60	65	108.3%
(Gain) loss on extinguishment of debt, net	(5)	9	(14)	(155.6)%
Non-service pension benefit	(42)	—	(42)	NM
Investment income and other, net	(9)	(12)	3	(25.0)%
Other expense, net	69	57	12	21.1%
Income before income taxes	93	79	14	17.7%
Income tax provision	20	32	(12)	(37.5)%
Net income	$73	$47	$26	55.3%

Year ended December 31, 2022 versus year ended December 31, 2021

Net revenues

Net revenues for the year ended December 31, 2022 were $6,558 million compared to $3,940 million for the year ended December 31, 2021, an increase of $2,618 million or 66.4%. The increase in net revenues was primarily attributable to revenues contributed by acquisitions completed within the Safety Services segment during the past twelve months. The increase in net revenues was also due to growth in inspection, service, and monitoring revenue, and our ability to pass through inflationary increases in costs through project pricing.

Gross profit

	Years Ended December 31,		Change
($ in millions)	2022	2021	$	%
Gross profit	$1,714	$939	$775	82.5%
Gross margin	26.1%	23.8%

Our gross profit for the year ended December 31, 2022 was $1,714 million compared to $939 million in the year ended December 31, 2021, an increase of $775 million, or 82.5%. Gross margin for the year ended December 31, 2022 was 26.1%, an increase of 230 basis points compared to the prior year, primarily due to acquisitions completed within the Safety Services segment during the past twelve months. Additionally, the increase was driven by an improved mix of inspection, service, and monitoring revenue, which generates higher margins, and growth within the Safety Services segment. These improvements were partially offset by supply chain disruptions and inflation causing downward pressure on margins.

Selling, general, and administrative expenses

	Years Ended December 31,		Change
($ in millions)	2022	2021	$	%
Selling, general, and administrative expenses	$1,552	$803	$749	93.3%
SG&A expenses as a % of net revenues	23.7%	20.4%

SG&A expenses (excluding amortization) (Non-GAAP)	$1,355	$681	$674	99.0%
SG&A expenses (excluding amortization) as a % of net revenues	20.7%	17.3%
Operating margin	2.5%	3.5%

Our SG&A expenses were $1,552 million for the year ended December 31, 2022 compared to $803 million for the year ended December 31, 2021, an increase of $749 million. SG&A expenses as a percentage of net revenues were 23.7% during the year ended December 31, 2022 compared to 20.4% for the same period in 2021. The increase in SG&A expenses was primarily driven by additional SG&A expenses contributed by acquisitions completed in the prior twelve months. Also driving the increase was higher levels of spending associated with acquisitions, including integration, transition, and reorganization expenses and an increase in amortization expense of $75 million compared to the same period in 2021. Our SG&A expenses excluding amortization for year ended December 31, 2022 were $1,355 million, or 20.7% of net revenues, compared to $681 million, or 17.3% of net revenues, for the same period of 2021 primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Interest expense, net

Interest expense was $125 million and $60 million for the years ended December 31, 2022 and 2021, respectively. The increase in interest expense was primarily due to increased debt related to the financing of the Chubb Acquisition and higher interest rates on our floating interest rate debt in the current year.

(Gain) loss on extinguishment of debt, net

During 2022, we repurchased $13 million and $23 million of the outstanding principal amount of the 4.125% Senior Notes and 4.750% Senior Notes, respectively (the "Repurchases"). In connection with the Repurchases, we recognized a net gain on debt extinguishment of $5 million. During 2021, in connection with the repayment of the previously outstanding term loan and prepayment on a portion of the $1,200 million term loan incurred on October 1, 2019 (the “2019 Term Loan”) using proceeds from the private offering of $350 million aggregate principal amount of the 4.125% Senior Notes, we incurred a net loss on extinguishment of debt of $9 million related to unamortized debt issuance costs.

Non-service pension benefit

The non-service pension benefit was $42 million for the year ended December 31, 2022 solely due to the acquisition of pension plans as part of the Chubb Acquisition during the year ended December 31, 2022.

Investment income and other, net

Investment income and other, net was $9 million and $12 million for the years ended December 31, 2022 and 2021, respectively. The decline in investment income and other, net was primarily due to $2 million in income in 2021 from COVID-19 relief programs at Canadian subsidiaries.

Income tax provision (benefit)

The effective tax rate for the year ended December 31, 2022 was 22.0% compared to an effective tax rate of 40.0% for the year ended December 31, 2021. The income tax provision of $20 million for the year ended December 31, 2022 was related to statutory tax, nondeductible transaction costs, limited executive compensation, and withholding taxes on foreign earnings. In comparison, during 2021, we had tax expense of $32 million on a profit before income taxes of $79 million. The decrease in tax expense from 2021 to 2022 was due to a $9 million benefit for withholding taxes on foreign earnings as we asserted permanent reinvestment of our foreign earnings in the first quarter of 2022. During 2020, we elected to defer the payment of $39 million of payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Under this election, $19 million was paid on December 31, 2021 and another $19 million was paid on December 31, 2022.

Net income and EBITDA

	Years Ended December 31,		Change
($ in millions)	2022	2021	$	%
Net income	$73	$47	$26	55.3%
EBITDA (non-GAAP)	522	341	181	53.1%
Net income as a % of net revenues	1.1%	1.2%
EBITDA as a % of net revenues	8.0%	8.7%

Net income for the year ended December 31, 2022 was $73 million compared to $47 million for the year ended December 31, 2021, an increase of $26 million. The improvement is primarily attributable to additional revenue and profit contributed by acquisitions completed in the previous twelve months. The increase was also driven by an improved mix of inspection, service, and monitoring revenue. These increases in revenues were partially offset by increased acquisition and integration related expenses, increased interest costs associated with newly issued term loan debt, and increased amortization expense of $100 million. Net income as a percentage of net revenues for the years ended December 31, 2022 and 2021 was 1.1% and 1.2%, respectively. EBITDA for the year ended December 31, 2022 was $522 million compared to $341 million for the same period in 2021, an increase of $181 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Operating Segment Results

	Net Revenues
	Years Ended December 31,		Change
($ in millions)	2022	2021	$	%
Safety Services	$4,575	$2,080	$2,495	120.0%
Specialty Services	2,030	1,907	123	6.4%
Corporate and Eliminations	(47)	(47)	—	—
	$6,558	$3,940	$2,618	66.4%

	Operating Income (Loss)
	Years Ended December 31,		Change
($ in millions)	2022	2021	$	%
Safety Services	$256	$207	$49	23.7%
Safety Services operating margin	5.6%	10.0%
Specialty Services	$97	$78	$19	24.4%
Specialty Services operating margin	4.8%	4.1%
Corporate and Eliminations	$(191)	$(149)	$(42)	28.2%
	$162	$136	$26	19.1%

	EBITDA
	Years Ended December 31,		Change
($ in millions)	2022	2021	$	%
Safety Services	$492	$287	$205	71.4%
Safety Services EBITDA as a % of net revenues	10.8%	13.8%
Specialty Services	$206	$205	$1	0.5%
Specialty Services EBITDA as a % of net revenues	10.1%	10.7%
Corporate and Eliminations	$(176)	$(151)	$(25)	16.6%
	$522	$341	$181	53.1%

The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the years ended December 31, 2022 and 2021.

Safety Services

Safety Services net revenues for the year ended December 31, 2022 were $4,575 million compared to $2,080 million during the same period in the prior year. The increase was primarily attributable to acquisitions completed in the past twelve months. The increase was also driven by increased inspection, service, and monitoring revenue within our Life Safety businesses.

Safety Services operating margin for the years ended December 31, 2022 and 2021 was 5.6% and 10.0%, respectively. The decline was primarily driven by supply chain disruptions and inflation causing downward pressure on margins, and increased amortization expense of $101 million compared to the same period in the prior year, partially offset by an increase in inspection, service, and monitoring revenue. Safety Services EBITDA as a percentage of net revenues was 10.8% and 13.8% for the years ended December 31, 2022 and 2021, respectively. The change was primarily driven by the factors discussed above.

Specialty Services

Specialty Services net revenues for the years ended December 31, 2022 and 2021 were $2,030 million and $1,907 million respectively. The increase was primarily attributable to increased activity in the specialty contracting, infrastructure, utility, and fabrication markets during the year ended December 31, 2022 compared to the same period in the prior year. We have also been able to offset some of the inflationary increases in cost of revenues through strategic pricing improvements and contract negotiations, resulting in increased net revenues during the year ended December 31, 2022 compared to the same period on the prior year.

Specialty Services operating margin for the years ended December 31, 2022 and 2021 was 4.8% and 4.1%, respectively. The improvement was primarily attributable to higher levels of productivity in the execution of specialty contracting work during the year ended December 31, 2022 compared to the same period in 2021. During the year ended December 31, 2022, margins increased due to growth in sales volumes. Comparatively, during the year ended December 31, 2021, we experienced margin contractions as a result of lower sales volumes but consistent indirect costs. These margin improvements were partially offset by supply chain disruptions and inflationary pressures on margins. Specialty Services EBITDA as a percentage of net revenues for the years ended December 31, 2022 and 2021 was 10.1% and 10.7%, respectively, due to the factors discussed above.

Year ended December 31, 2021 versus year ended December 31, 2020

For a discussion of our 2021 results of operations, including a discussion of our financial results for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020, refer to Part I, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

Non-GAAP Financial Measures

We supplement our reporting of consolidated financial information determined in accordance with U.S. GAAP with SG&A expenses (excluding amortization) and EBITDA (defined below), which are non-U.S. GAAP financial measures. We use these non-U.S. GAAP financial measures to evaluate our performance, both internally and as compared with our peers, because they exclude certain items that may not be indicative of our core operating results. Management believes these measures are useful to investors since they (a) permit investors to view our performance using the same tools that management uses to evaluate our past performance, reportable business segments and prospects for future performance, (b) permit investors to compare us with our peers, and (c) in the case of EBITDA, determines certain elements of management’s incentive compensation.

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

SG&A expenses (excluding amortization)

SG&A expenses (excluding amortization) is a measure of operating costs used by management to manage the business and its segments. We believe this non-U.S. GAAP measure provides meaningful information and helps investors understand our core selling, general, and administrative expenses excluding acquisition-related amortization expense to better enable investors to understand our financial results and assess our prospects for future performance.

The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization) for the periods indicated:

	Years Ended December 31,
($ in millions)	2022	2021
Reported SG&A expenses	$1,552	$803
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(197)	(122)
SG&A expenses (excluding amortization)	$1,355	$681

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

The following table presents a reconciliation of net income to EBITDA for the periods indicated:

	Years Ended December 31,
($ in millions)	2022	2021
Reported net income	$73	$47
Adjustments to reconcile net income to EBITDA:
Interest expense, net	125	60
Income tax provision	20	32
Depreciation	77	75
Amortization	227	127
EBITDA	$522	$341

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, our access to our $500 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”), and the proceeds from debt offerings. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, and inflation, over which we have no control.

As of December 31, 2022, we had $1,051 million of total liquidity, comprising $605 million in cash and cash equivalents and $446 million ($500 million less outstanding letters of credit of approximately $54 million, which reduce availability) of available borrowings under our Revolving Credit Facility. On January 3, 2022, we issued and sold 800,000 shares of our Series B Preferred Stock for an aggregate purchase price of $800 million and entered into an amendment to our Credit Agreement. As part of this amendment, we entered into a $1,100 million seven-year incremental term loan ("2021 Term Loan"), the Revolving Credit Facility was upsized by $200 million to $500 million, the maturity date of the Revolving Credit Facility was extended five years, and the letter of credit sublimit was increased by $100 million to $250 million.

During 2021, we completed two private offerings of senior notes with an aggregate principal amount of $350 million and $300 million, respectively. The proceeds from the sale of $350 million aggregate principal amount of 4.125% Senior Notes due in 2029 (the "4.125% Senior Notes") were used to repay all outstanding indebtedness under a previously outstanding term loan, prepay a portion of the 2019 Term Loan, pay for transaction fees and expenses, and fund general corporate purposes. The proceeds from the sale of the $300 million aggregate principal amount of 4.750% Senior Notes due in 2029 ("the 4.750% Senior Notes") were used to finance a portion of the consideration for the Chubb Acquisition and pay related fees and expenses.

During 2021, we also issued 22,716,049 shares of our common stock in a public underwritten offering. The proceeds from this offering totaled approximately $446 million, net of related expenses. We used the net proceeds from this offering for general corporate purposes, which includes items such as other business opportunities, capital expenditures, and working capital.

We expect to continue to be able to access the capital markets through equity and debt offerings for liquidity purposes as needed. Our principal liquidity requirements have been, and we expect will continue to be, for working capital and general corporate purposes, including capital expenditures and debt service, any accrued consideration and compensation due to selling shareholders, including tax payments in connection therewith, as well as to identify, execute, and integrate strategic acquisitions and business transformation transactions or initiatives. Our capital expenditures were approximately $79 million and $55 million in the years ended December 31, 2022 and 2021, respectively.

In 2022, our Board of Directors authorized a stock repurchase program, authorizing the purchase of up to an aggregate of $250 million of common stock through February 2024. During the year ended December 31, 2022, we repurchased 2,505,723 shares of common stock for approximately $44 million under this stock repurchase program, leaving approximately $206 million of authorized repurchases.

Cash Flows

The following table summarizes net cash flows with respect to our operating, investing, and financing activities for the periods indicated:

	Years Ended December 31,
($ in millions)	2022	2021
Net cash provided by operating activities	$270	$182
Net cash used in investing activities	(2,901)	(121)
Net cash provided by financing activities	1,756	917
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(9)	(2)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(884)	$976
Cash, cash equivalents, and restricted cash, end of period	$607	$1,491

Net cash provided by operating activities

Net cash provided by operating activities was $270 million in the year ended December 31, 2022 compared to $182 million for the same period in 2021. The increase in cash flows provided by operating activities is primarily due to an increase in net income in the period. This increase is partially offset by working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed. During the year ended December 31, 2022, operating cash flows were impacted by inflationary pressures and supply chain disruptions leading to an increase in the required level of working capital investment needed to ensure we have materials available to meet our growth in sales volumes, as well as higher levels of spending related to acquisition and integration costs. Further, the increase in the cost of our debt driven by new debt issuances that occurred during the later half of 2021 and the first half of 2022, and a one-time contribution to assumed pension plans of $27 million were factors in our increased cash provided by operating activities during the year ended December 31, 2022 compared to the prior year.

Net cash used in investing activities

Net cash used in investing activities was $2,901 million and $121 million in the years ended December 31, 2022 and 2021, respectively. During 2022, we completed the Chubb Acquisition and other immaterial acquisition activity resulting in the use of $2,839 million for acquisitions during the year ended December 31, 2022 compared to $86 million for the same period in 2021.

Net cash provided by financing activities

Net cash provided by financing activities was $1,756 million and $917 million in the years ended December 31, 2022 and 2021, respectively. The increase in cash provided by financing activities was primarily due to $1,104 million of proceeds from the issuance of the 2021 Term Loan and other debt, and $797 million of proceeds from the issuance of Series B Preferred Stock. The increase was partially offset by $34 million of payments on long-term borrowings, $30 million of repurchases of long-term borrowings, and $44 million of repurchases of common stock. In the same period of the prior year, cash provided by financing activities was primarily driven by proceeds of $650 million from the completed offering of the 4.125% Senior Notes and 4.750% Senior Notes and $676 million from issuances of common stock. These cash inflows were partially offset by payments of $321 million on long term borrowings and $74 million for acquisition-related consideration.

Year ended December 31, 2021 versus year ended December 31, 2020

For a discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020, refer to Part I, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

Financing Activities

Credit Agreement

We have a Credit Agreement by and among APi Group DE, Inc., our wholly-owned subsidiary, as borrower ("APi Group DE"), APG as a guarantor, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank N.A., as administrative agent and as collateral agent (the “Credit Agreement”) which provides for: (1) a term loan facility, pursuant to which we incurred the $1,200 million 2019 Term Loan used to fund a part of the cash portion of the purchase price in the APi Acquisition, and a $1,100 million seven-year incremental term loan ("2021 Term Loan") used to fund a portion of the purchase price in the Chubb acquisition, and (2) a $500 million Revolving Credit Facility of which up to $250 million can be used for the issuance of letters of credit.

The interest rate applicable to the 2021 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 1.75% or (b) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.75%. Principal payments on the 2021 Term Loan are due in quarterly installments on the last day of each fiscal quarter, unless prepayments are made, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2021 Term Loan. The 2021 Term Loan matures on January 3, 2029. The 2021 Term Loan is subject to the same mandatory prepayment provisions as the 2019 Term Loan.

The interest rate applicable to the 2019 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 1.50% or (b) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.50%. Principal payments on the 2019 Term Loan are due in quarterly installments on the last day of each fiscal quarter, unless prepayments are made, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2019 Term Loan. The 2019 Term Loan matures on October 1, 2026.

The interest rate applicable to borrowings under the Revolving Credit Facility is, at our option, either (a) a base rate plus an applicable margin equal to 1.25% or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25%.

The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the Revolving Credit Facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of December 31, 2022 was 2.25:1.00.

As of December 31, 2022, we had $1,127 million and $1,085 million of indebtedness outstanding on the 2019 Term Loan and 2021 Term Loan, respectively. We had no amounts outstanding under the Revolving Credit Facility, under which $446 million was available after giving effect to $54 million of outstanding letters of credit, which reduces availability.

On January 6, 2023, we repaid an aggregate amount of $200 million, $100 million to both the 2019 Term Loan and 2021 Term Loan. As a result, the 2019 Term Loan and the 2021 Term Loan have remaining principal amounts of $1,027 million and $985 million, respectively.

Senior Notes

We completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029, issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay the previously outstanding term loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. During the year ended December 31, 2022, we repurchased $13 million of outstanding principal amount of the 4.125% Senior Notes and recognized a net gain of $2 million on the debt extinguishment. As of December 31, 2022, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.

We completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb Acquisition. During the year ended December 31, 2022, we repurchased $23 million of outstanding principal amount of the 4.750% Senior Notes and recognized a net gain of $3 million on the debt extinguishment. As of December 31, 2022, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.

Debt Covenants

As of December 31, 2022 and 2021, we were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and the 4.750% Senior Notes, and the Credit Agreement.

Issuance of Series B Preferred Stock

On January 3, 2022, concurrent with the closing of the Chubb Acquisition, we issued and sold 800,000 shares of our Series B Preferred Stock, par value $0.0001 per share, for an aggregate purchase price of $800 million, pursuant to securities purchase agreements entered into on July 26, 2021 with certain investors. The net proceeds from the Series B Preferred Stock issuance were used to fund a portion of the consideration for the Chubb Acquisition.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting estimates:

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

Contract liabilities from our long-term construction contracts arise when amounts invoiced to our customers exceed net revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advanced payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when we expect to recognize such revenue. The long-term portion of contract liabilities is included in other noncurrent liabilities in the consolidated balance sheets.

Business Combinations

The determination of the fair value of net assets acquired in a business combination and estimates of acquisition-related contingent consideration requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using standard valuation techniques. Fair values of contingent consideration liabilities are estimated using an income approach such as discounted cash flows or option pricing models. We allocate purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions consistent with those of a market participant, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, future expected cash flows from backlog, customer relationships, and trade names and trademarks; and discount rates. In estimating the future cash flows, management considers demand, competition and other economic factors. Management’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates, which could result in impairment charges in the future.

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

The components are aligned to one of our two reportable segments, Safety Services or Specialty Services. Goodwill is required to be evaluated for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available.

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

For the year ended December 31, 2022, we performed our annual goodwill impairment assessment as of October 1, 2022. We performed quantitative testing for all of our reporting units based on their estimated fair values using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used, considering: (i) management estimates, such as projections of revenue, operating costs and cash flows, taking into consideration historical and anticipated financial results; (ii) general economic and market conditions; and (iii) the impact of planned business and operational strategies. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually. Significant assumptions used in testing the reporting units included terminal values based on a terminal growth rate of 3%, ten years of discounted cash flows prior to the terminal value, and discount rates ranging from 11.5% to 16%. We believe the assumptions used in our quantitative goodwill impairment tests are reflective of the risks inherent in the business models of our reporting units and within our industry.

Our goodwill impairment assessment for 2022 indicated each of our reporting units had an estimated fair value that exceeded carrying value by greater than 10%. Goodwill balances subjected to impairment testing at each of our reporting units as of December 31, 2022 are shown in the table below:

($ in millions)	Goodwill Balance as of December 31, 2022
Life Safety	$2,140
Heating, Ventilation and Air Conditioning (HVAC)	62
Infrastructure/Utility	123
Fabrication	4
Specialty Contracting	53

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2022, our outstanding variable interest rate debt was primarily related to our 2019 Term Loan and our 2021 Term Loan. As of December 31, 2022, we had $1,127 million outstanding on the 2019 Term Loan, and $1,085 million outstanding on the 2021 Term Loan. To mitigate increases in variable interest rates, we have a four-year interest rate swap with respect to $720 million of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a rate of 3.64% per annum. This expense will be offset by the amortization through October 2024 of the remaining gain of $29 million recognized from the termination of the previously outstanding $720 million notional amount interest rate swap resulting in an effective rate on the $720 million of notional value of the 2019 Term Loan of 3.97%. The remaining floating $407 million of our 2019 Term Loan balance will bear interest at 7.13% per annum based on one-month LIBOR plus 250 basis points. Effective in January 2023, we will have 5-year interest rate swaps exchanging one-month LIBOR for a rate an average fixed rate of 3.46%. The 2021 Term Loan balance will bear interest at 7.38% per annum based on one-month LIBOR plus 275 basis points, but the rate will fluctuate as LIBOR fluctuates. As of December 31, 2022, excluding letters of credit outstanding of $54 million, we had no amounts of outstanding revolving loans under our Credit Agreement.

A 100-basis point increase in the applicable interest rates under our credit facilities (including the unhedged portion of our 2019 Term Loan debt) would have increased our interest expense by approximately $21 million for the year ended December 31, 2022.

While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. The ICE Benchmark Administration intends to cease the publication of U.S. dollar LIBOR for all tenors (excluding one-week and two-month) on June 30, 2023. The discontinuation of the one-month LIBOR after 2023 and the replacement with the Secured Overnight Financing Rate may adversely impact interest rates and our interest expense could increase.

Foreign Currency Risk

Our operations are in over 20 countries globally. Revenues generated from foreign operations represented approximately 38% of our consolidated net revenues for the year ended December 31, 2022. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the year ended December 31, 2022. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment income and other, net, in the consolidated statements of operations and were a (loss) gain of ($2) million, ($3) million and $12 million for the years ended December 31, 2022, 2021 and 2020, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation (losses) gains totaled approximately ($164) million, ($11) million and $9 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

In addition, we are exposed to various supply chain risks, including market risk of fluctuations or availability of copper, steel, cable optic fiber, and other materials used as components of supplies or materials utilized in our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our vehicle fleet. Disruptions in our supply chain can occur due to market inefficiencies but can also be driven by other events, like cybersecurity breaches, pandemics, or similar disruptive events. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust prices and, as a result, increases in material costs could reduce profitability with respect to projects in progress.

Significant declines in market prices for oil and gas and other fuel sources may also impact our operations. Prolonged periods of low oil and gas prices may result in projects being delayed or cancelled and in a low oil and gas price environment, certain of our businesses could become less profitable or incur losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
APi Group Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of APi Group Corporation and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Fair value measurement of certain acquired intangible assets

As discussed in Note 4 to the consolidated financial statements, the Company utilized the excess earnings method to estimate the fair value of the customer relationships and contractual backlog, and the relief from royalty method was utilized to estimate the fair value of trade names and trademarks. The Company acquired Chubb Fire and Security for a total purchase price of $2.9 billion, net of cash on January 3, 2022. The Company recorded a preliminary purchase price allocation during the first quarter of 2022 and the final purchase price allocation in the fourth quarter of 2022. The final purchase price allocation resulted in the recording of customer relationships, trade names and trademarks, and contractual backlog intangible assets of $695 million, $450 million, and $55 million, respectively. The determination of the fair value of the acquired intangible assets, required the Company to make significant estimates and assumptions regarding certain future expected cash flows.

We identified the assessment of the fair value measurement of certain intangible assets in the Chubb Fire and Security acquisition as a critical audit matter. Specifically, the assessment and development of projected financial information used in the valuation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of identified key controls related to the fair value measurement of certain acquired intangible assets. This included controls related to the Company’s process over the development of projected financial information in order to value the intangible assets. We evaluated the future expected cash flows by comparing the forecast to historical cash flows of the entity and industry benchmarks. Furthermore, we evaluated the impact of economic factors, including comparison to competitor data, on the cash flows based on publicly available data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Minneapolis, Minnesota

March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
APi Group Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited APi Group Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 1, 2023 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company had ineffective user access controls related to an information technology system. As a result of the user access control deficiencies, process level controls at certain entities that use information from the affected system cannot be relied upon. Additionally, the Company had ineffective operation of process level controls over revenue recognition. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired Chubb Fire & Security during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Chubb Fire & Security’s internal control over financial reporting associated with 47% of total assets and 31% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Chubb Fire & Security.

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

/s/ KPMG LLP

Minneapolis, Minnesota

March 1, 2023

APi Group Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, 2022 and 2021

(In millions, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$605	$1,188
Restricted cash	2	302
Accounts receivable, net of allowances of $3 and $3 at December 31, 2022 and December 31, 2021, respectively	1,313	767
Inventories	163	69
Contract assets	459	217
Prepaid expenses and other current assets	110	83
Total current assets	2,652	2,626

Property and equipment, net	407	326
Operating lease right of use assets	222	101
Goodwill	2,382	1,106
Intangible assets, net	1,784	882
Deferred tax assets	108	73
Pension and post-retirement assets	392	—
Other assets	144	45
Total assets	$8,091	$5,159

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$206	$1
Accounts payable	490	236
Contingent consideration and compensation liabilities	27	22
Accrued salaries and wages	337	209
Contract liabilities	463	243
Operating and finance leases	73	27
Other accrued liabilities	325	129
Total current liabilities	1,921	867

Long-term debt, less current portion	2,583	1,766
Pension and post-retirement obligations	40	—
Contingent consideration and compensation liabilities	6	10
Operating and finance leases	166	79
Deferred tax liabilities	340	43
Other noncurrent liabilities	111	71
Total liabilities	5,167	2,836

Commitments and contingencies (Note 17)

5.5% Series B Redeemable Convertible Preferred Stock, $0.0001 par value, 800,000 authorized shares, 800,000 shares and 0 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $840	797	—

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock; $0.0001 par value, 500,000,000 authorized shares, 233,403,912 shares and 224,625,193 shares issued at December 31, 2022 and December 31, 2021, respectively (excluding 584,584 and 7,539,697 shares declared for stock dividend at December 31, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in capital	2,558	2,560
Accumulated deficit	(164)	(237)
Accumulated other comprehensive loss	(267)	—
Total shareholders’ equity	2,127	2,323
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$8,091	$5,159

See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries

Consolidated Statements of Operations

(In millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net revenues	$6,558	$3,940	$3,587
Cost of revenues	4,844	3,001	2,831
Gross profit	1,714	939	756
Selling, general, and administrative expenses	1,552	803	725
Impairment of goodwill	—	—	197
Operating income (loss)	162	136	(166)
Interest expense, net	125	60	52
(Gain) loss on extinguishment of debt, net	(5)	9	—
Non-service pension benefit	(42)	—	—
Investment income and other, net	(9)	(12)	(34)
Other expense, net	69	57	18
Income (loss) before income taxes	93	79	(184)
Income tax provision (benefit)	20	32	(31)
Net income (loss)	$73	$47	$(153)
Net income (loss) attributable to common shareholders:
Accrued stock dividend on Series A Preferred Stock	—	(184)	(222)
Stock dividend on Series B Preferred Stock	(44)	—	—
Net income (loss) attributable to common shareholders	$29	$(137)	$(375)
Net income (loss) per common share:
Basic	$0.10	$(0.67)	$(2.21)
Diluted	0.10	(0.67)	(2.21)
Weighted average shares outstanding:
Basic	233	206	169
Diluted	266	206	169

See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$73	$47	$(153)
Other comprehensive (loss) income:
Fair value change - derivatives, net of tax (expense) benefit of ($11), ($9), and $9, respectively	62	25	(26)
Defined benefit pension plans adjustment, net of tax expense of $55, $0, and $0, respectively	(165)	—	—
Foreign currency translation adjustment	(164)	(11)	9
Comprehensive (loss) income	$(194)	$61	$(170)

See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2019	4,000,000	$—	169,902,260	$—	$1,885	$(131)	$3	$1,757
Net loss	—	—	—	—	—	(153)	—	(153)
Fair value change - derivatives	—	—	—	—	—	—	(26)	(26)
Foreign currency translation adjustment	—	—	—	—	—	—	9	9
Share cancellations	—	—	(608,016)	—	(6)	—	—	(6)
Common shares purchased and cancelled	—	—	(1,742,284)	—	(30)	—	—	(30)
Warrants exercised	—	—	257,226	—	3	—	—	3
Share-based compensation and other, net	—	—	242,838	—	4	—	—	4
Balance, December 31, 2020	4,000,000	$—	168,052,024	$—	$1,856	$(284)	$(14)	$1,558
Net income	—	—	—	—	—	47	—	47
Fair value change - derivatives	—	—	—	—	—	—	25	25
Foreign currency translation adjustment	—	—	—	—	—	—	(11)	(11)
Series A Preferred Stock dividend	—	—	12,447,912	—	—	—	—	—
Issuance of common shares	—	—	22,716,049	—	446	—	—	446
Warrants exercised	—	—	19,994,203	—	230	—	—	230
Profit sharing plan contributions	—	—	630,109	—	13	—	—	13
Share-based compensation and other, net	—	—	784,896	—	15	—	—	15
Balance, December 31, 2021	4,000,000	$—	224,625,193	$—	$2,560	$(237)	$—	$2,323
Net income	—	—	—	—	—	73	—	73
Fair value change - derivatives	—	—	—	—	—	—	62	62
Foreign currency translation adjustment	—	—	—	—	—	—	(164)	(164)
Pension plans adjustment	—	—	—	—	—	—	(165)	(165)
Series A Preferred Stock dividend	—	—	7,539,697	—	—	—	—	—
Series B Preferred Stock dividend	—	—	1,944,939	—	—	—	—	—
Share repurchases	—	—	(2,505,723)	—	(44)	—	—	(44)
Profit sharing plan contributions	—	—	622,655	—	13	—	—	13
Share-based compensation and other, net	—	—	1,177,151	—	29	—	—	29
Balance, December 31, 2022	4,000,000	$—	233,403,912	$—	$2,558	$(164)	$(267)	$2,127

See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$73	$47	$(153)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	77	75	81
Amortization	227	127	182
Restructuring charges, net of cash paid	22	—	—
Impairment of goodwill	—	—	197
Deferred taxes	(47)	6	(74)
Share-based compensation expense	18	12	5
Profit-sharing expense	15	15	14
Non-cash lease expense	67	31	30
Net periodic pension benefit	(35)	—	—
(Gain) loss on extinguishment of debt, net	(5)	9	—
Other, net	3	7	—
Pension contributions	(34)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(148)	(99)	120
Contract assets	(69)	(73)	118
Inventories	(30)	(2)	11
Prepaid expenses and other current assets	(1)	4	(2)
Accounts payable	71	78	(24)
Accrued liabilities and income taxes payable	47	15	(2)
Contract liabilities	71	19	17
Other assets and liabilities	(52)	(89)	(24)
Net cash provided by operating activities	270	182	496
Cash flows from investing activities:
Acquisitions, net of cash acquired	(2,839)	(86)	(319)
Purchases of property and equipment	(79)	(55)	(38)
Proceeds from sales of property, equipment, held for sale assets, and businesses	17	20	17
Net cash used in investing activities	(2,901)	(121)	(340)
Cash flows from financing activities:
Proceeds from long-term borrowings	1,104	650	250
Payments on long-term borrowings	(34)	(321)	(21)
Repurchases of long-term borrowings	(30)	—	—
Payments of debt issuance costs	(29)	(11)	(8)
Repurchases of common stock	(44)	—	(30)
Proceeds from equity issuances	797	676	3
Payments of acquisition-related consideration	(5)	(74)	(93)
Restricted shares tendered for taxes	(3)	(3)	(2)
Net cash provided by financing activities	1,756	917	99
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(9)	(2)	4
Net (decrease) increase in cash, cash equivalents, and restricted cash	(884)	976	259
Cash, cash equivalents, and restricted cash, beginning of period	1,491	515	256
Cash, cash equivalents, and restricted cash, end of period	$607	$1,491	$515
Supplemental cash flow disclosures:
Cash paid for interest	$120	$41	$47
Cash paid for income taxes, net of refunds	43	66	29
Accrued consideration issued in business combinations	1	18	5
Shares of common stock issued to profit sharing plan	13	13	—

See notes to consolidated financial statements.

APi Group Corporation

Notes to Consolidated Financial Statements

(Amounts in millions, except shares and where noted otherwise)

NOTE 1. NATURE OF BUSINESS

APi Group Corporation (the “Company”, “APG”, or "APi Group") is a global, market-leading business services provider of safety and specialty services in over 500 locations worldwide.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements (the “Financial Statements”) include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities over which the Company has significant influence but not control are accounted for using the equity method of accounting. These investments are initially recorded at cost and subsequently adjusted based on the Company’s proportionate share of earnings, losses, and distributions from each entity.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include the estimation of total contract costs used for net revenues and cost recognition from construction contracts, fair value estimates included in the accounting for acquisitions, valuation of long-lived assets and acquisition-related contingent consideration, self-insurance liabilities, income taxes, and the estimated effects of litigation and other contingencies.

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

Certain prior year amounts have been recast to conform to the current year presentation. Throughout the Financial Statements, unless otherwise indicated, amounts and activity reflect reclassifications related to the Company's resegmentation, as described in Note 21 - "Segment Information."

Foreign currency and currency translation

The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at year-end, with resulting translation gains or losses included within other comprehensive income or loss. Net revenues and expenses are translated into U.S. dollars at average monthly rates of exchange in effect during the year. Foreign currency transaction gains and losses, including hedging impacts, are classified in investment income and other, net, in the consolidated statements of operations and were a (loss) gain of ($2), ($3) and $12 for the years ended December 31, 2022, 2021, and 2020, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Refer to Note 9 - "Derivatives" for further information. Translation gains or losses, which are recorded in accumulated other comprehensive loss on the consolidated balance sheets, result from translation of the assets and liabilities of APi Group’s foreign subsidiaries into U.S. dollars. Foreign currency translation (losses) gains totaled approximately ($164), ($11), and $9 for the years ended December 31, 2022, 2021, and 2020, respectively.

All of the Company’s foreign operations use their local currency as their functional currency. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in investment income and other, net, in the consolidated statements of operations.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Restricted cash is reported as restricted cash and other assets in the consolidated balance sheets. Restricted cash reflects collateral against certain bank guarantees and amounts held in escrow.

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

The carrying values of cash and cash equivalents, accounts receivable, contract assets, other receivables, accounts payable, contingent compensation liabilities, accrued liabilities, and contract liabilities approximate their fair values because of their short maturity. The carrying values of the notes receivable approximate their fair values based on the current rates of return on similar investments. The fair value of the Company’s revolving line of credit facilities and long-term debt are based on current lending rates for similar borrowings, assuming the debt is outstanding through maturity, and considering the collateral. The carrying values of revolving line of credit facilities approximate their fair values because the variable interest rates of these instruments are generally reset monthly.

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

Property and equipment

Property and equipment, including additions, replacements, and improvements is stated at cost or fair value for assets acquired in a business combination, less accumulated depreciation. Expenditures for maintenance and repairs are charged to operating expenses as incurred unless such expenditures extend the life of the asset or increase its capacity or efficiency. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and any resulting gain or loss is recognized in the consolidated statements of operations.

Leases

The Company’s lease portfolio mainly consists of facilities, equipment, and vehicles. Operating lease assets represent the Company’s right to use an underlying asset for the lease term whereas lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term (or at fair values in the case of those leases assumed in an acquisition). As most of the Company’s leases do not provide an implicit rate, the Company uses incremental borrowing rates that reflect its own external unsecured borrowing rates and are risk-adjusted to approximate secured borrowing rates over similar terms. These rates are assessed on a quarterly basis for measurement of new lease obligations. The operating lease assets also include any lease payments made less lease incentives. Leases with an initial term of less than one year are not recorded on the Company’s consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term. Many leases include one or more options to renew, with renewal terms that can extend the lease term for several years. The exercise of lease renewal options is generally at the Company’s sole discretion. Certain leases also include options to purchase the leased assets. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements contain lease and non-lease components, which are accounted for as a single lease component for all asset classes except for certain asset classes within its information technology arrangements. Operating lease right of use assets are reported as separate lines in the consolidated balance sheets. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. For finance leases, the Company recognizes more expense in the initial years of total lease expense recognition due to the accretion of the lease liability and the straight-line amortization of the leased asset. Assets acquired under finance leases are recorded in property and equipment, net.

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

The components are aligned to one of the Company’s two reportable segments, Safety Services or Specialty Services. Goodwill is required to be evaluated for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete financial information is available.

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

Impairment of long-lived assets excluding goodwill

The Company periodically reviews the carrying amount of its long-lived asset groups, including property and equipment and other identifiable intangible assets subject to amortization, when events or changes in circumstances indicate the carrying value may not be recoverable. If facts and circumstances support the possibility of impairment, the Company will compare the carrying value of the asset or asset group with the undiscounted future cash flows related to the asset or asset group. If the carrying value of the asset or asset group is greater than its undiscounted cash flows, the resulting impairment will be determined as the difference between the carrying value and the fair value, where fair value is determined for the carrying amount of the specific asset groups based on discounted future cash flows or appraisal of the asset groups.

Investments

The Company holds investments in joint ventures, which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company’s share of earnings from the joint ventures was $3, $3, and $14, during the years ended December 31, 2022, 2021, and 2020, respectively. The earnings are recorded within investment income and other, net in the consolidated statements of operations. The investment balances were $4 and $4 as of December 31, 2022 and 2021, respectively, and are recorded within other assets in the consolidated balance sheets.

Pension and post-retirement obligations

The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees. The Company accounts for its benefit plans in accordance with ASC 715, Compensation - Retirement Benefits, which requires balance sheet recognition of the overfunded or underfunded status of pension and post-retirement benefit plans. Determining the amounts associated with these benefits are performed by actuaries and dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, mortality and health care cost trends. Under this guidance, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. Pension and post-retirement obligation balances and related costs reflected within the consolidated balance sheets include costs directly attributable to plans dedicated to the Company. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate. The Company's accounting policies related to pension and post-retirement obligations are disclosed in Note 15 - "Pension".

Definite-lived intangibles

Intangibles consist of trade names and trademarks, customer relationships, and backlog intangibles. The intangibles are amortized over their estimated useful lives, which range from two to fifteen years for trade names and trademarks and customer relationships, and a period of six to thirty-six months for backlog.

Insurance liabilities

Accrued and other noncurrent liabilities include management’s best estimates of amounts expected to be incurred for health insurance claims, workers’ compensation, general liability and automobile liability losses. A portion of this risk is retained on a self-insured basis through Sprocket, the Company's wholly-owned captive insurance subsidiary. The estimates are based on claim reports provided by the insurance carrier, management’s best estimates, and the maximum premium for a policy period. The amounts the Company will ultimately incur could differ in the near-term from the estimated amounts accrued. At December 31, 2022 and 2021, the Company had accrued $123 and $64, respectively, relating to workers’ compensation, general and automobile claims, with $66 and $42, respectively, included in other noncurrent liabilities. The Company recorded a receivable from the insurance carriers of $11 and $8 at December 31, 2022 and 2021, respectively, to offset the liabilities due above the Company’s deductible, which, under contract, are payable by the insurance carrier. The Company has outstanding letters of credit as collateral totaling approximately $121 and $73 at December 31, 2022 and 2021, respectively. The Company had $7 and $6 accrued within accrued salaries and wages relating to outstanding health insurance claims at December 31, 2022 and 2021, respectively.

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

Earnings per share

Basic earnings per common share excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. The Company has determined that its Series A Preferred Stock and Series B Preferred Stock are participating securities as the Series A Preferred Stock and Series B Preferred Stock participate in dividends with common stock according to a predetermined formula. Accordingly, the Company used the two-class method of computing basic and diluted earnings per share for common stock according to participation rights of the Series A Preferred Stock and Series B Preferred Stock. Under this method, net income applicable to holders of common stock is first reduced by the amount of dividends declared on Series A Preferred Stock and Series B Preferred Stock in the current period with remaining undistributed earnings allocated on a pro rata basis to the holders of common stock, Series A Preferred Stock, and Series B Preferred Stock to the extent that each class may share income for the period; whereas undistributed net loss is allocated to common stock because holders of Series A Preferred Stock and Series B Preferred Stock are not contractually obligated to share the loss.

Revenue recognition and contract costs

Refer to Note 6 – “Net Revenues”, for further discussion on the Company’s revenue recognition policies.

Income taxes and distributions

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

NOTE 3. RECENT ACCOUNTING PRONOUCEMENTS

Accounting standards issued and adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which helps limit the accounting impact from contract modifications, including hedging relationships, due to the transition from the London Interbank Offered Rate ("LIBOR") to alternative reference rates, such as the Secured Overnight Financing Rate, that are completed by December 31, 2024. The Company adopted this standard on January 1, 2022, and it did not have an impact on the consolidated financial statements. The Company will continue to use the one-month LIBOR until it is phased out on June 30, 2023 and does not expect the transition from LIBOR to alternative reference interest rates to have a significant impact to operating results, financial position or cash flows, but will continue to monitor the impact of this transition until it is completed.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The Company adopted this ASU on January 1, 2022 and it did not have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("ASU 2021-08"), which improves comparability after business combinations by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The Company adopted ASU 2021-08 on January 1, 2022 and it did not have a material impact on its consolidated financial statements.

NOTE 4. BUSINESS COMBINATIONS

The Company regularly evaluates potential acquisitions that strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. Acquisitions are accounted for as business combinations using the acquisition method of accounting. As such, the Company makes a preliminary allocation of the purchase price to the tangible assets and identifiable intangible assets acquired and liabilities assumed. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Purchase price is allocated to acquired assets and liabilities assumed based upon their estimated fair values, with limited exceptions as permitted pursuant to U.S. GAAP, as determined based on estimates and assumptions deemed reasonable by the Company. The Company engages third-party valuation specialists to assist with preparation of critical assumptions and calculations of the fair value of acquired tangible and intangible assets in connection with significant acquisitions. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Goodwill is attributable to the workforce of the acquired businesses, the complementary strategic fit and resulting synergies these businesses bring to existing operations, and the opportunities in new markets expected to be achieved from the expanded platform.

2022 Chubb Acquisition

On January 3, 2022, the Company completed its acquisition of the Chubb fire and security business (the "Chubb Acquisition"). The Chubb fire and security business (the "Chubb business" or "Chubb") is a globally recognized fire safety and security services provider, offering customers complete and reliable services from design and installation to monitoring and on-going maintenance and recurring services. The Chubb business is headquartered in the United Kingdom, and has operations in 17 countries, expanding the Company's geographic footprint to a total of over 20 countries. The results of the Chubb business are reported within the Company's Safety Services segment. The consideration paid by the Company for the stock purchase of the Chubb business was funded through a combination of cash on hand and net proceeds from the private placement of Series B Preferred Stock (as defined in Note 16 - "Related-Party Transactions"), the offering of the 4.750% Senior Notes, and borrowing under the 2021 Term Loan (both defined in Note 12 - "Debt").

During the year ended December 31, 2022, the Company incurred transaction costs of $24, which were expensed and included as a component of selling, general, and administrative expenses in the consolidated statements of operations.

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

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of the Chubb Acquisition:

Cash paid at closing	$2,935
Working capital and net indebtedness adjustment	(42)
Total net consideration	$2,893

Cash	$60
Accounts receivable	426
Inventories	68
Contract assets	183
Other current assets	25
Property and equipment	73
Operating lease right of use assets	146
Pension and post-retirement assets	626
Other noncurrent assets	8
Intangible assets	1,200
Goodwill	1,367
Accounts payable	(192)
Contract liabilities	(162)
Accrued expenses	(255)
Finance and operating lease liabilities	(148)
Pension and post-retirement obligations	(56)
Deferred tax liabilities	(383)
Other noncurrent liabilities	(93)
Net assets acquired	$2,893

The final allocation of the purchase price did not differ materially from preliminary estimates with the exception of measurement period adjustments, primarily related to working capital balances, property and equipment, and intangible assets recorded during the year ended December 31, 2022.

The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Company has assigned final goodwill of $1,367 to its Safety Services reportable segment (see Note 7 - "Goodwill and Intangibles"). Based on U.S. income tax principles related to acquisitions of non-U.S. entities, the Company does not expect any of the amount of goodwill to be deductible for U.S. income tax purposes.

Intangible assets

The Company has identified the following significant intangible assets: customer relationships, trade names and trademarks, and contractual backlog. As of the effective date of the Chubb Acquisition, identifiable intangible assets are required to be measured at fair value, and these assets could include assets that are not intended to be used or sold or that are intended to be used in a manner other than their highest and best use. For purposes of these consolidated financial statements, the fair value and weighted-average useful lives of these intangible assets have been estimated using variations of the income approach.

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

The following table summarizes the fair value of the identifiable intangible assets:

Customer relationships	$695
Trade names and trademarks	450
Contractual backlog	55
Total intangibles	$1,200

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

Pro forma consolidated financial information

The following pro forma consolidated financial information reflects the results of operations of the Company for the year ended December 31, 2021 as if the Chubb Acquisition and related financing had occurred as of January 1, 2021, after giving effect to certain purchase accounting and financing adjustments. These amounts are based on financial information of the Chubb business and are not necessarily indicative of what the Company’s operating results would have been had the Chubb Acquisition and related financing taken place on January 1, 2021.

Year Ended December 31, 2021 (unaudited)
Net revenues	$6,099
Net loss	(189)

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

Total cumulative transaction-related costs of $45 were expensed and have been included as a component of selling, general, and administrative expenses, were reflected as if the transaction occurred as of January 1, 2021.

2021 Acquisitions

During 2021, the Company completed the acquisitions of Premier Fire & Security, Inc. ("Premier Fire") and Northern Air Corporation ("NAC"), both included in the Safety Services segment, as well as several other individually immaterial acquisitions. Total purchase consideration for all of the completed acquisitions of $113 consisted of cash paid at closing of $93, gross cash acquired of $7, and accrued consideration of $20. The results of operations of these acquisitions are included in the Company’s consolidated statements of operations from their respective dates of acquisition.

The Company has finalized its accounting for all 2021 acquisitions. During 2022, the Company recorded a measurement period adjustment, primarily related to a reclassification between intangible assets and goodwill for the NAC acquisition. Based on final purchase price allocations, the total amount of goodwill from the 2021 acquisitions expected to be deductible for tax purposes is $45. See Note 7 – “Goodwill and Intangibles” for the goodwill assigned to each segment.

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

For the year ended December 31, 2022, net revenues and operating income from the Company's material acquisitions that closed over the previous twelve months was $2,061 and $18, respectively.

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

The total contingent compensation arrangement liability was $19 and $12 at December 31, 2022 and 2021, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $25 and $57, inclusive of the $19 and $12, accrued as of December 31, 2022 and 2021, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.

The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 8 - "Fair Value of Financial Instruments."

The total liability for deferred payments was $9 and $15 at December 31, 2022 and 2021, respectively, and is included in contingent consideration and compensation liabilities in the consolidated balance sheets for all periods presented.

NOTE 5. RESTRUCTURING

In the second quarter of fiscal year 2022, the Company announced its multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs over the next three years.

Since the Chubb Acquisition, the Company has incurred pre-tax restructuring costs within the Safety Services segment of $30 in connection with the Chubb restructuring program. In total, the Company estimates that it will recognize approximately $105 of restructuring costs related to the Chubb restructuring program by the end of fiscal year 2024.

Of the $30 recognized to date, $7 was recorded in cost of revenues and $23 in selling, general, and administrative expenses on the consolidated statements of operations for the year ended December 31, 2022. The amounts recognized in the year ended December 31, 2022 relate to costs associated with workforce reductions. As of December 31, 2022, the Company had $22 in restructuring liabilities recorded in other accrued liabilities on the consolidated balance sheets for this plan.

The following table summarizes the Company's 2022 restructuring program for the year ended December 31, 2022:

Year Ended December 31, 2022
Balance as of December 31, 2021	$—
Charged to cost of revenues - employee related	7
Charged to selling, general, and administrative expenses - employee related	23
Payments	(8)
Currency translation adjustment	—
Balance as of December 31, 2022	$22

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

The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the years ended December 31, 2022, 2021, and 2020. Prior period balances in this table have been recast to reflect current period presentation, as described in Note 2 - "Significant Accounting Policies." Disaggregated net revenues information is as follows:

	Year Ended December 31, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$4,025	$—	$—	$4,025
Heating, Ventilation, and Air Conditioning ("HVAC")	550	—	—	550
Infrastructure/Utility	—	1,154	—	1,154
Fabrication	—	253	—	253
Specialty Contracting	—	623	—	623
Corporate and Eliminations	—	—	(47)	(47)
Net revenues	$4,575	$2,030	$(47)	$6,558

	Year Ended December 31, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$1,647	$—	$—	$1,647
HVAC	434	—	—	434
Infrastructure/Utility	—	1,057	—	1,057
Fabrication	—	244	—	244
Specialty Contracting	—	605	—	605
Corporate and Eliminations	—	—	(47)	(47)
Net revenues	$2,081	$1,906	$(47)	$3,940

	Year Ended December 31, 2020
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$1,317	$—	$—	$1,317
HVAC	322	—	—	322
Infrastructure/Utility	—	1,370	—	1,370
Fabrication	—	178	—	178
Specialty Contracting	—	412	—	412
Corporate and Eliminations	—	—	(12)	(12)
Net revenues	$1,639	$1,960	$(12)	$3,587

	Year Ended December 31, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$2,148	$1,961	$(47)	$4,062
France	564	—	—	564
Other	1,863	69	—	1,932
Net revenues	$4,575	$2,030	$(47)	$6,558

	Year Ended December 31, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,726	$1,870	$(47)	$3,549
France	—	—	—	—
Other	355	36	—	391
Net revenues	$2,081	$1,906	$(47)	$3,940

	Year Ended December 31, 2020
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,435	$1,926	$(12)	$3,349
France	—	—	—	—
Other	204	34	—	238
Net revenues	$1,639	$1,960	$(12)	$3,587

The Company’s contracts with its customers generally require significant services to integrate complex activities and equipment into a single deliverable and are, therefore, generally accounted for as a single performance obligation to provide a single contracted service for the duration of the project. For contracts with multiple performance obligations, the transaction price of a contract is allocated to each performance obligation and recognized as net revenues when or as the performance obligation is satisfied using the estimated stand-alone selling price of each distinct good or service. The stand-alone selling price is estimated using the expected cost plus a margin approach for each performance obligation. For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at December 31, 2022 was $2,891. The Company expects to recognize revenue on approximately 87% of the remaining performance obligations over the next twelve months.

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

Changes in the estimates of transaction prices are recognized in net revenues on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates may also result in the reversal of previously recognized net revenues if the ultimate outcome differs from the Company’s previous estimate. For the years ended December 31, 2022, 2021, and 2020, there were no significant reversals of revenues recognized associated with the revision of transaction prices. The Company typically does not incur any returns, refunds or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of performance.

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

The timing of revenue recognition may differ from the timing of invoicing to customers. Contract assets include unbilled amounts from the Company’s projects when revenues are recognized under the cost-to-cost measure of progress and exceeds the amounts invoiced to the Company’s customers, as the amounts cannot be billed under the terms of the Company's contracts. In addition, many of the Company’s time and material arrangements are billed in arrears pursuant to contract terms, resulting in the Company recording contract assets as net revenues are recognized in advance of billings.

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

The Company utilizes the practical expedient under ASC 606 and does not adjust for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of performance for the Company’s services. As of December 31, 2022 and 2021, none of the Company’s contracts contained a significant financing component.

Contact assets and contract liabilities are classified as current in the consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets and contract liabilities from contracts with customers as of December 31, 2022, 2021, and 2020 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at December 31, 2020	$639	$142	$219
Balance at December 31, 2021	767	217	243
Balance at December 31, 2022	1,313	459	463

The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At December 31, 2022 and 2021, retentions receivable were $150 and $117, respectively, while the portions that may not be received within one year were $35 and $25, respectively. There were no other significant changes due to business acquisitions or significant changes in estimates of contract progress or transaction price. There were no significant impairments of contract assets recognized during the period.

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

NOTE 7. GOODWILL AND INTANGIBLES

Goodwill

The following table provides disclosure of goodwill by segment as of December 31, 2022 and 2021. Prior period balances in this table have been recast to reflect current period presentation, as described in Note 2 - "Significant Accounting Policies." The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2022 and 2021 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2020	$906	$176	$1,082
Acquisitions	42	5	47
Measurement period adjustments and other (1)	(23)	—	(23)
Goodwill as of December 31, 2021	925	181	1,106
Acquisitions	1,372	—	1,372
Foreign currency translation and other, net (2)	(96)	—	(96)
Goodwill as of December 31, 2022	$2,201	$181	$2,382
(1)
Measurement period adjustments related to the finalization of purchase accounting for material and immaterial acquisitions in 2021 (see Note 4 - "Business Combinations"). Other includes fluctuations due to foreign currency translation.
(2)
Other includes measurement period adjustments recorded during the year ended December 31, 2022 related to acquisitions for which the measurement period ended during the year ended December 31, 2022 (see Note 4 - "Business Combinations").

Intangibles

The Company's identifiable intangible assets are comprised of the following as of December 31, 2022 and 2021:

	December 31, 2022
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.9	$153	$(126)	$27
Customer relationships	10.0	1,508	(367)	1,141
Trade names and trademarks	13.2	704	(88)	616
Total		$2,365	$(581)	$1,784

	December 31, 2021
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.8	$101	$(97)	$4
Customer relationships	6.4	859	(221)	638
Trade names and trademarks	12.7	280	(40)	240
Total		$1,240	$(358)	$882

Approximate annual aggregate amortization expense of the intangible assets for the five years subsequent to December 31, 2022, is as follows:

Years ending December 31:
2023	$221
2024	195
2025	195
2026	195
2027	171
Thereafter	807
Total	$1,784

Amortization expense recognized on identifiable intangible assets are as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2022	2021	2020
Cost of revenues	$30	$5	$69
Selling, general, and administrative expenses	197	122	113
Total intangible asset amortization expense	$227	$127	$182

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

Level 3:	Unobservable inputs that reflect the Company’s own assumptions.

Recurring fair value measurements

The Company’s financial assets and liabilities (adjusted to fair value at least quarterly) are derivative instruments and contingent consideration obligations. In the consolidated balance sheets, derivative instruments are primarily included in other noncurrent assets and other noncurrent liabilities and contingent consideration obligations are primarily included in contingent consideration and compensation liabilities.

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of December 31, 2022 and 2021:

	Fair Value Measurements at December 31, 2022
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$14	$—	$14
Cash flow hedges - cross currency contracts	—	17	—	17
Net investment hedges - cross currency contracts	—	32	—	32
Fair value hedges - cross currency contracts	—	50	—	50
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Total	$—	$113	$—	$113

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(4)	(4)
Total	$—	$—	$(4)	$(4)

	Fair Value Measurements at December 31, 2021
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - cross currency contracts	$—	$6	$—	$6
Net investment hedges	—	12	—	12
Total	$—	$18	$—	$18

Financial liabilities:
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$(11)	$—	$(11)
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(4)	(4)
Total	$—	$(11)	$(4)	$(15)

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

The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2022	2021	2020
Balance at the beginning of the year	$4	$7	$7
Issuances	—	3	—
Settlements	—	(6)	(4)
Adjustments to fair value	—	—	4
Balance at the end of the year	$4	$4	$7
Number of open contingent consideration arrangements at the end of the year	3	3	3
Maximum potential payout at the end of the year	$4	$5	$7

At December 31, 2022, the remaining open contingent consideration arrangements are set to expire at various dates through 2024. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the year ended December 31, 2022.

Fair value estimates

The following table presents the carrying amount and fair value of the Company’s variable and non-variable interest rate debt (instruments defined in Note 12 – “Debt”), including current portion and excluding unamortized debt issuance costs, which are estimated by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The interest rates of the variable interest rate long-term debt instruments are generally reset monthly. During the year ended December 31, 2022, the Company repurchased $13 and $23 of the 4.125% Senior Notes and 4.750% Senior Notes, respectively.

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Term Loan	$1,127	$1,120	$1,140	$1,139
2021 Term Loan	1,085	1,075	—	—
4.125% Senior Notes	337	284	350	348
4.750% Senior Notes	277	243	300	305

NOTE 9. DERIVATIVES

The Company uses foreign currency forward contracts, cross-currency swaps, and interest rate swap agreements to manage risks associated with foreign currency exchange rates, net investments in foreign operations, and interest rates. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records derivatives as assets and liabilities on the consolidated balance sheets at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the consolidated statements of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued.

The Company is exposed to credit risk in the event of nonperformance of counterparties for foreign currency forward exchange contracts and interest rate swap agreements. The Company monitors its exposure to credit risk by using credit approvals and credit limits and by selecting major global banks and financial institutions as counterparties. The Company does not enter into derivative transactions for trading purposes and is not party to any derivatives that require collateral to be posted prior to settlement.

Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements generally do not call for collateral and no cash collateral had been received or pledged related to the underlying derivatives.

The following table presents the fair value of derivative instruments:

	December 31, 2022			December 31, 2021
	Outstanding Gross		Other	Outstanding Gross		Other
	Notional Amount	Other Assets	Noncurrent liabilities	Notional Amount	Other Assets	Noncurrent liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,120	$14	$—	$720	$—	$(11)
Cross currency contracts	120	17	—	120	6	—
Fair value hedges:
Cross currency contracts	721	50	—	—	—	—
Net investment hedges:
Cross currency contracts	230	32	—	230	12	—
Total derivatives designated as hedging instruments	$2,191	$113	$—	$1,070	$18	$(11)

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	118	—	—	—	—	—
Total derivatives not designated as hedging instruments	$118	$—	$—	$—	$—	$—

Total derivatives	$2,309	$113	$—	$1,070	$18	$(11)

The following table presents the effect of derivatives on the consolidated statements of operations:

		Amount of income (expense) recognized in income
	Location of income (expense)	Year ended December 31,
Derivatives	recognized in income	2022	2021	2020
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$1	$(11)	$(7)
Cross currency contracts	Investment income and other, net	6	7	—
Cross currency contracts	Interest expense, net	2	—	—
Fair value hedging relationships:
Cross currency contracts	Investment income and other, net	53	—	—
Cross currency contracts	Interest expense, net	3	—	—
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	4	2	—
Not designated as hedging instruments:
Foreign currency forward contracts	Investment income and other, net	2	1	(9)

Currency Effects

The income (expense) from derivatives designed to offset foreign currency exposure and recorded in investment income and other, net were offset by foreign currency transaction gains and losses resulting in a net (loss) gain of ($2) million, ($3) million and $12 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table presents the effect of cash flow and fair value hedge accounting on accumulated other comprehensive income (loss) ("AOCI"):

	Amount of gain (loss)				Amount of gain (loss)
	recognized in other				reclassified from
	comprehensive income			Location of gain	AOCI into income
	Year ended December 31,			(loss) reclassified from	Year ended December 31,
Derivatives	2022	2021	2020	AOCI into income	2022	2021	2020
Cash flow hedging relationships:
Interest rate swaps	$48	$18	$(27)	Interest expense, net	$3	$—	$—
Cross currency contracts	3	—	—	Investment income and other, net	10	(7)	—
Fair value hedging relationships:
Cross currency contracts	(2)	—	—	Investment income and other, net	53	—	—
Net investment hedging relationships:
Cross currency contracts	14	8	—	Investment income and other, net	—	(1)	—

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

During the year ended December 31, 2022, the Company terminated the previously outstanding $720 notional amount interest rate swap with a maturity date in October 2024 ("2024 Interest Rate Swap"). The present value as of the date of termination of the 2024 Interest Rate Swap is recorded in AOCI on the consolidated balance sheets. The fair value previously recognized in AOCI related to interest rate movements of the 2024 Interest Rate Swap is being amortized to interest expense on a straight-line basis through October 2024. As of December 31, 2022, approximately $29 of unrealized pre-tax gains remained in AOCI.

During the year ended December 31, 2022, the Company entered into an aggregate $720 notional amount interest rate swap ("2026 Interest Rate Swap") that exchanges a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 3.64% over the term of the agreement, which matures in October 2026.

During the year ended December 31, 2022, the Company entered into an aggregate $400 notional amount of interest rate swaps that exchange a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 3.46% over the term of the agreements, which mature in January 2028. These swaps are forward-starting and are effective commencing January 2023.

As of December 31, 2022, the Company had $1,120 notional amount outstanding in swap agreements, which includes the aggregate $400 notional amount of forward-starting swaps, and the four-year $720 notional 2026 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. As of December 31, 2022, the weighted average fixed rate of interest on these swaps, excluding the forward-starting swap, was approximately 3.64%. Variations in the assets and liability balances are primarily driven by changes in the applicable forward yield curves related to LIBOR.

Cross-currency swaps

The Company enters into cross currency exchange contracts utilized to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and to hedge exposures of certain intercompany loans subject to changes in foreign currency exchange rates. The Company periodically assesses whether its currency exchange contracts are effective, and when a contract is determined to be no longer effective as a hedge, the Company discontinues hedge accounting prospectively.

During 2021, the Company entered into two cross-currency swaps designated as cash flow hedges with gross notional U.S. dollar equivalent amounts of $26 and $94 with maturity dates of September 2027 and 2030, respectively.

Fair value hedges

The Company has certain intercompany loans subject to changes in foreign currency exchange rates. To hedge these exposures, during the first quarter of 2022, the Company entered into three cross currency swaps each with maturity dates of January 2027. These contracts are designated as fair value hedges with gross notional U.S. dollar equivalents of $271, $241, and $209 in GBP, CAD, and EUR, respectively. The Company measures the effectiveness of fair value hedges of anticipated transactions on a spot-to-spot basis. Accordingly, the spot-to-spot change in the derivative fair values are recorded in the consolidated statements of operations and perfectly offset the spot-to-spot change in the underlying intercompany loans, and as such, these hedges are deemed highly effective. The excluded component of the fair values of these derivatives is reported in AOCI within shareholders’ equity in the consolidated balance sheets. Any cash flows associated with these instruments are included in operating activities in the consolidated statements of cash flows.

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

During 2021, the Company amended the critical terms of the foreign currency swap by extending the maturity date and modifying the U.S. dollar and Euro coupons. The amended swap was redesignated as a net investment hedge as a result of the amendment, recorded at fair value with changes recorded in AOCI, and the initial net investment hedge was dedesignated. The amended net investment hedge reduces the Company’s interest expense by approximately $3 annually and reduces its overall effective interest rate by approximately 24 basis points and will mature in July 2029.

The fair value previously recognized in AOCI related to interest rate movements of the dedesignated swap is being amortized to interest expense on a straight-line basis through the third quarter 2029.

Foreign currency forward contracts

The Company used foreign currency forward contracts to mitigate the foreign currency exposure of certain foreign currency transactions. Fair market value gains or losses on foreign currency forward contracts not designated as hedging instruments were included in the results of operations and are classified in investment income and other, net in the consolidated statements of operations.
NOTE 10. PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of December 31, 2022 and 2021 are as follows:

	Estimated Useful Lives (In Years)	December 31, 2022	December 31, 2021
Land	N/A	$30	$26
Building	39	98	77
Machinery and equipment	1-20	313	228
Autos and trucks	4-10	116	106
Office equipment	3-7	35	26
Leasehold improvements	1-15	33	18
Total cost		625	481
Accumulated depreciation		(218)	(155)
Property and equipment, net		$407	$326

Depreciation expense related to property and equipment, including finance leases, was $77, $75, and $81, during the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the consolidated statements of operations.

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

The Company leases various facilities, equipment and vehicles from unrelated parties, which are primarily classified and accounted for as operating leases. The facility leases are primarily for office space with initial terms extending up to ten years. The equipment leases are primarily related to heavy equipment utilized in the completion of construction jobs, and the terms of the agreements range from one to seven years. Vehicle leases have a minimum lease term ranging from one to seven years. Some leases include one or more options to renew, generally at the Company’s sole discretion, with renewal terms that can extend the lease term by one to twelve years or more. In addition, certain leases contain termination options, where the rights to terminate are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.

The Company made an accounting policy election to not recognize lease assets and lease liabilities for leases with terms of twelve months or less. For all other leases, the Company recognizes right-of-use ("ROU") assets and lease liabilities based on the present value of the lease payments over the lease term at the commencement date of the lease (or January 1, 2019 for leases existing upon the adoption of ASC 842). The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date and are reduced by lease incentives.

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

The Company’s IBR reflects the rate of the parent or group level. The Company acts as the central treasury function for all its subsidiaries and its collateral quality was considered in aggregate for the IBR. The Company developed IBR curves for all currency denominations of its leases. To determine its creditworthiness, the Company considered publicly available credit ratings from S&P Global Ratings ("S&P") and Moody’s Investors Service ("Moody’s"). Both the S&P local currency long-term rating and the Moody’s long-term corporate family credit ratings have improved slightly at BB- and Ba2, respectively, in the credit ratings that were released in September 2021. The amount (and impact) of the Company’s future operating lease payments, a consideration in the development of the IBR, would be reflected in the Company’s underlying credit rating. In its development of the IBR, the Company applied a base market yield curve reflective of its unsecured credit rating. Adjustments to the base market yield curve were then considered for any Company-specific debt instruments outstanding at the measurement date, and securitization adjustments were made to conclude on a lessee specific securitized market yield curve. No adjustment was considered for economic environment risk for the U.S. IBR as the underlying market data to derive the IBR was in USD. The Company also has significant leases located in (denominated in): Canada (CAD), European Union (EUR), United Kingdom (GBP), and Australia (AUD). To derive the applicable foreign IBR curves, the Company adjusted its concluded United States/USD IBR curve to the applicable foreign IBR curves using the covered interest rate parity theory, which captures foreign currency risk. The Company developed its IBR curves with tenors ranging from 1-year to 30-years to match its anticipated lease terms. For each lease, the Company applied the IBR that aligned with the concluded lease term. The Company estimated the IBRs on a quarterly basis throughout 2022, which ranged from 0.63% to 12.65% across all currencies for the 1-year through 30-year tenor.

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

The components of lease expense are as follows:

	Years Ended December 31,
	2022	2021	2020
Operating lease cost	$75	$35	$34
Finance lease cost - amortization of right-of-use assets	4	2	1
Short-term lease cost	39	26	28
Variable lease cost	21	6	4
Total lease cost	$139	$69	$67

Supplemental consolidated statements of cash flows information related to leases is as follows:

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$75	$35	$33
Financing cash outflows - payments on finance leases	5	18	1
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$186	$26	$32
Finance leases	15	3	4

Included within ROU assets obtained in exchange for new lease obligations during the year ended December 31, 2022, there were $146 and $2 of operating and financing leases, respectively, which were adjusted to fair value as part of the Chubb Acquisition. Additionally, ROU assets obtained in exchange for new lease obligations during the year ended December 31, 2020, there were $14 and $3 of operating and financing leases, respectively, which were adjusted to fair value as part of acquisition activity.

Supplemental consolidated balance sheets information related to leases is as follows:

	Years Ended December 31,
	2022	2021
Finance leases:
Building and land	$—	$—
Machinery and equipment	17	5
Accumulated depreciation	—	—
Property and equipment, net	$17	$5

Weighted-average remaining lease term:
Operating leases	5.0 years	6.0 years
Finance leases	2.9 years	2.8 years

Weighted-average discount rate:
Operating leases	3.9%	3.4%
Finance leases	4.5%	2.3%

The future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the consolidated balance sheets as of December 31, 2022 is as follows:

	Operating Leases	Finance Leases	Total
Years ending December 31:
2023	$71	$6	$77
2024	53	5	58
2025	39	4	43
2026	24	2	26
2027	16	1	17
Thereafter	41	1	42
Total lease payments	244	19	263
Less imputed interest	23	1	24
Total present value of lease liabilities	$221	$18	$239
Operating and finance leases - current	$67	$6	$73
Operating and finance leases - non-current	154	12	166
Total present value of lease liabilities	$221	$18	$239

The Company leases office and operating facilities from various parties that are in management positions at certain businesses and the Company incurred rent expense, including real estate taxes and operating costs of approximately $5, $5, and $5 during the years ended December 31, 2022, 2021, and 2020, respectively, under these arrangements.

NOTE 12. DEBT

Debt obligations consist of the following:

	Maturity Date	December 31, 2022	December 31, 2021
Term loan facility
2019 Term Loan	October 1, 2026	$1,127	$1,140
Revolving Credit Facility	October 1, 2026	—	—
2021 Term Loan	January 3, 2029	1,085	—
Senior notes
4.125% Senior Notes	July 15, 2029	337	350
4.750% Senior Notes	October 15, 2029	277	300
Other obligations		6	1
Total debt obligations		2,832	1,791
Less: unamortized deferred financing costs		(43)	(24)
Total debt, net of deferred financing costs		2,789	1,767
Less: short-term and current portion of long-term debt		(206)	(1)
Long-term debt, less current portion		$2,583	$1,766

Term loan facility

As of December 31, 2022, the Company had $1,127 of principal outstanding under the 2019 Term Loan. During the year ended December 31, 2022, the Company made payments of $13 on the 2019 Term Loan. The interest rate applicable to the 2019 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 1.50% or (b) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.50%.

The Company completed an amendment to its credit agreement during 2022 ("2022 Incremental Amendment") and entered into an incremental $1,100 term loan ("2021 Term Loan"), with a maturity date of January 3, 2029. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 1.75% or (2) Stock Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.75%. The 2021 Term Loan balance will bear interest at 7.38% per annum based on one-month LIBOR plus 275 basis points, but the rate will fluctuate as LIBOR fluctuates. During the year ended December 31, 2022, the Company made payments of $15 on the 2021 Term Loan.

As of December 31, 2022, the Company had a four-year interest rate swap with respect to $720 of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a fixed rate of 3.64% per annum. Accordingly, the Company's fixed interest rate per annum on the swapped $720 notional value of the 2019 Term Loan is 3.64% through its maturity. The remaining $407 of the 2019 Term Loan balance will bear interest at 7.13% per annum based on one-month LIBOR plus 250 basis points, but the rate will fluctuate as LIBOR fluctuates. Starting in January 2023, the Company will have a 5-year interest rate swap on the 2021 Term Loan exchanging one-month LIBOR for a rate of 3.46%. Refer to Note 9 - "Derivatives" for additional information.

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

At December 31, 2022 and 2021, the Company had no amounts outstanding under the Revolving Credit Facility, and $446 and $227 was available at December 31, 2022 and 2021, respectively, after giving effect to $54 and $73 of outstanding letters of credit, respectively.

As of December 31, 2022 and 2021, the Company was in compliance with all applicable debt covenants.

Senior notes

4.125% Senior Notes

During the year ended December 31, 2021, the Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (the “4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The Company used the net proceeds from the sale of the 4.125% Senior Notes to prepay a portion of the 2019 Term Loan, repay a previously outstanding term loan of $250, and fund general corporate purposes.

4.750% Senior Notes

During the year ended December 31, 2021, The Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes"), issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The gross proceeds from the offering were held in an escrow account as of December 31, 2021 and classified within restricted cash on the consolidated balance sheets. Upon closing of the Chubb Acquisition, the funds were released from escrow and at that time the 4.750% Senior Notes were fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries.

Senior Notes Repurchases

During the year ended December 31, 2022, the Company repurchased on the open market $13 and $23 of the 4.125% Senior Notes and 4.750% Senior Notes, respectively (the "Repurchases"). In connection with the Repurchases, the Company recognized a net gain on debt extinguishment of $5.

The Company was in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes as of December 31, 2022 and 2021.

Other obligations

As of December 31, 2022 and 2021, the Company had $6 and $1 in notes outstanding, respectively, for working capital purposes and the acquisition of equipment and vehicles. Amounts outstanding under these notes are included in the table below.

Approximate annual maturities, excluding amortization of debt issuance costs, of the Company’s financing arrangements for years subsequent to December 31, 2022, are as follows:

Years Ending December 31:
2023	$6
2024	—
2025	—
2026	1,127
2027	—
Thereafter	1,699
Total	$2,832

NOTE 13. INCOME TAXES

For the years ended December 31, 2022, 2021, and 2020, the components of income (loss) before income taxes are as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2022	2021	2020
U.S. earnings (loss)	$40	$54	$(180)
Foreign earnings (loss)	53	25	(4)
Total earnings (loss)	$93	$79	$(184)

The income tax provision (benefit) for the years ended December 31, 2022, 2021, and 2020, consisted of the following:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2022	2021	2020
Current:
U.S. federal	$32	$9	$17
State	13	8	19
Foreign	22	9	7
Total current tax provision	$67	$26	$43

Deferred:
U.S. federal	$(32)	$6	$(50)
State	(3)	2	(20)
Foreign	(12)	(2)	(4)
Total deferred tax (benefit) provision	$(47)	$6	$(74)
Total income tax provision (benefit)	$20	$32	$(31)

The reconciliation of the federal statutory income tax rate to the Company’s provision for income taxes is as follows:

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2022		2021		2020
Expected provision (benefit) at statutory federal rate	$19	21.0%	$17	21.0%	$(39)	21.0%
Withholding taxes on foreign entities	(9)	(9.7)%	—	0.0%	—	0.0%
State tax provision (benefit), net of federal benefit	7	7.5%	8	10.1%	(6)	2.6%
Uncertain tax positions	(1)	(1.1)%	—	0.0%	—	0.0%
Foreign rate differential	(4)	(4.3)%	1	1.3%	—	0.0%
Valuation allowance	(1)	(1.1)%	—	0.0%	4	(1.2)%
Transaction costs	3	3.2%	4	5.1%	1	(0.5)%
Section 162(m) limitation	2	2.1%	2	2.5%	1	(0.5)%
Permanent differences and other	4	4.4%	—	0.0%	8	(4.0)%
Total provision (benefit) for income taxes	$20	22.0%	$32	40.0%	$(31)	17.4%

The components of deferred tax assets and liabilities consisted of the following:

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Operating and finance lease liabilities	$59	$28
Accrued compensation	48	29
Accrued expenses	31	23
Net operating loss carryforwards	26	4
Goodwill	—	16
Amortization on identified intangible assets	—	15
Contingent consideration and compensation liabilities	10	7
Derivatives	—	1
Capital loss carryforwards	47	—
Credits	36	—
Reserves and allowances	10	—
Other	16	2
Gross deferred tax assets	283	125
Valuation allowance	(100)	(3)
Net deferred tax assets	$183	$122

Deferred tax liabilities:
Depreciation on fixed assets	$51	$49
Goodwill	3	—
Amortization on identified intangible assets	203	—
Operating lease right of use assets	59	28
Derivatives	9	—
Deferred payments	4	3
Pension and post-retirement obligations	82	—
Withholding taxes on foreign earnings	—	10
Other	4	2
Deferred tax liabilities	$415	$92

Net deferred tax (liabilities) assets	$(232)	$30

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. Deferred tax assets must be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if a valuation allowance is required. As of December 31, 2022 and 2021, valuation allowances of $100 and $3 were recorded against certain deferred tax assets of the Company’s foreign subsidiaries. The increase in valuation allowance year over year is due to the Chubb Acquisition.

As of December 31, 2022, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $0, $21, and $103, respectively. The state net operating loss carryforwards have carryforward periods of five to twenty years and begin to expire in 2027. The foreign net operating loss carryforwards generally have carryback periods of three years, carryforward periods of twenty years, or that are indefinite, and begin to expire in 2036.

Prior to 2022, the Company had recorded a deferred tax liability of $9 for withholding taxes related to foreign subsidiaries' unremitted earnings. Beginning in the first quarter of 2022, in conjunction with the Chubb Acquisition, the Company has asserted permanent reinvestment of the undistributed earnings of approximately $194 of international affiliates unless the earnings can be remitted in a net income tax benefit or tax neutral manner. As a result, the deferred tax liability was recorded to income tax benefit during the first quarter of 2022. If there are future policy changes, the Company would record the applicable taxes in the period of change. Due to the complexity of the legal entity structure, the number of legal entities and jurisdictions involved, and the complexity of the laws and regulations, the Company believes it is not practicable to estimate the amount of additional taxes which may be payable upon distribution of these undistributed earnings. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes on permanently reinvested earnings.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2022	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$2	$3	$4
Additions for tax positions taken in a prior period (including acquired uncertain tax positions)	7	—	—
Reductions for tax positions taken in a prior period (including acquired uncertain tax positions)	—	(1)	(1)
Additions for tax positions taken in the current period	1	—	—
Reductions for tax positions taken in current period	—	—	—
Foreign currency translation adjustments	(2)	—	—
Gross unrecognized tax benefits as of the end of the year	$8	$2	$3

The Company’s liability for unrecognized tax benefits is recorded within other non-current liabilities on the consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations. The Company had $2 and $1 of accrued gross interest and penalties as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022, 2021, and 2020, the Company did not recognize net interest expense.

If all of the Company’s unrecognized tax benefits as of December 31, 2022 were recognized, $8 would impact the Company’s effective tax rate. The Company does not expect any unrecognized tax benefits to expire in the next twelve months due to lapses in the statute of limitations.

The Company files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. As of December 31, 2022, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2014. There are various other audits in state and foreign jurisdictions. No adjustments have been proposed and the Company does not expect the results of the audits to have a material impact on the consolidated financial statements.

NOTE 14. EMPLOYEE BENEFIT PLANS

Employee stock purchase plan

Most of the Company’s employees in the U.S and Canada, including named executive officers, are eligible to participate in the Company’s ESPP. Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first date of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP.

During the year ended December 31, 2022, the Company recognized $4 of expense, and issued 836,380 shares of the Company's common stock at a weighted-average price per share of $14.92 related to the ESPP. The total cash proceeds from the ESPP during the year ended December 31, 2022 was $12. As of December 31, 2022, the Company accrued a liability of $6, which has been recorded as accrued salaries and wages in the consolidated balance sheets, for 459,690 shares of the Company's common stock that were issued to employees in January 2023. As of December 31, 2022, there were approximately 7,252,300 shares reserved for future issuance under the ESPP.

401(k) plans

The Company has 401(k) plans that provide for annual contributions not to exceed the maximum amount allowed by the Internal Revenue Code. The plans are qualified and cover employees meeting certain eligibility requirements who are not covered by collective bargaining agreements. The amounts contributed each year are discretionary and are determined annually by management.

The Company recognized $12, $11, and $11, in 401(k) expense during the years ended December 31, 2022, 2021, and 2020, respectively.

Defined benefit pension plans

The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants and frozen for accrual of future service. Refer to Note 15 - "Pension" for more information on these plans.

Post-retirement benefit plans

As part of the Chubb Acquisition, the Company assumed an unfunded post-retirement benefit plan that provides life benefits to certain eligible retirees in Canada. As of December 31, 2022, the benefit obligation was $3. The PBO discount rate was 3.0% at December 31, 2022.

Benefit payments, including amounts to be paid from corporate assets and reflecting expected future service, as appropriate, are expected to be less than $1 for 2023 through 2028 and thereafter.

Profit sharing plans

The Company has a trustee-administered, profit sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and also adopted a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors. In connection with these plans, the Company recognized $15, $15, and $14 in expense for shares distributed to eligible employees during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, the Company accrued a liability of $16 and $15, respectively, which has been recorded as accrued salaries and wages in the consolidated balance sheets for shares of the Company's common stock. The liability accrued as of December 31, 2021 was settled in common stock during the year ended December 31, 2022.

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

The Company believes that certain of the MEPPs in which the Company participates may have underfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPPs current financial situation, the Company is unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether the Company’s participation in these MEPPs could have a material adverse impact on the Company’s consolidated financial position, results of operations, or liquidity. The Company did not record any withdrawal liability for the years ended December 31, 2022, 2021, and 2020.

The Company’s participation in MEPPs for the year ended December 31, 2022, is outlined in the table below. The EIN/PN column provides the Employer Identification Number ("EIN") and the three-digit plan number ("PN"). The most recent PPA zone status available for 2022, 2021 and 2020 is for the plan year ends, as indicated below. The zone status is based on information that the Company received from the plans and is certified by the plans’ actuaries. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The FIP/RP status pending/implemented column indicates plans for which an FIP or an RP either is pending or has been implemented. In addition, the Company may be subject to a surcharge if the Plan is in the red zone. The Surcharge imposed column indicates whether a surcharge has been imposed on contributions to the Plan. The last column lists the expiration date(s) of the collective bargaining agreement(s) to which the plans are subject.

						FIP/RP
			PPA Zone Status(1)			Status	Contributions			More		Expiration
		Plan	December 31			Pending/	(in millions)			Than	Surcharge	Date of
Pension Fund	EIN/PN	Year-End	2022	2021	2020	Implement	2022(3)	2021(3)	2020(3)	5%(2)	Imposed	CBA
National Automatic Sprinkler Industry Pension Fund	52-6054620-001	12/31/2021	Green	Green	Red	No	30	26	25	Yes	No	3/31/2025
Twin City Pipe Trades Pension Plan	41-6131800-001	4/30/2022	Green	Green	Green	No	10	9	6	Yes	No	4/30/2024
Sheet Metal Workers' National Pension Fund	52-6112463-001	12/31/2021	Yellow	Yellow	Yellow	Yes	6	6	5	No	No	5/31/2023
Asbestos Workers Local 2 Pension Fund	23-6030054-001	12/31/2021	Green	Green	Green	No	4	6	1	Yes	No	7/31/2025
Boilermaker-Blacksmith National Pension Trust	48-6168020-001	12/31/2021	Yellow	Yellow	Yellow	Yes	5	6	5	No	No	6/30/2023
National Electrical Benefit Fund	53-0181657-001	12/31/2021	Green	Green	Green	No	8	6	7	No	No	6/30/2024
Heavy And General Laborers Local Unions 472 And 172 Of New Jersey Pension Fund	22-6032103-001	3/31/2023	Green	Green	Green	No	5	6	6	No	No	2/29/2024
Plumbers And Pipefitters National Pension Fund	52-6152779-001	6/30/2021	Yellow	Yellow	Yellow	Yes	4	4	3	No	No	6/1/2024
Central Pension Fund Of The IUOE & Participating Employers	36-6052390-001	1/31/2022	Green	Green	Green	No	3	3	3	No	No	5/31/2023
Sheet Metal Workers' Local 10 Pension Fund	41-1562581-001	12/31/2021	Green	Green	Green	No	3	3	2	Yes	No	4/30/2024
Minnesota Laborers Pension Fund	41-6159599-001	12/31/2020	Green	Green	Green	No	2	2	2	No	No	4/30/2023
Building Trades United Pension Trust Fund Milwaukee And Vicinity	51-6049409-001	5/31/2021	Green	Green	Green	No	2	2	3	No	No	5/31/2023
Total other							17	16	17
Total							$99	$95	$85

(1)
The zone status represents the most recent available information for the respective MEPP, which may be 2021 or earlier for the 2022 year and 2020 or earlier for the 2021 year.

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

(3)
2022, 2021, and 2020 periods represent the years ended December 31, 2022, 2021, and 2020.

The nature and diversity of the Company’s business may result in volatility in the amount of its contributions to a particular MEPP for any given period. That is because, in any given market, the Company could be working on a significant project and/or projects, which could result in an increase in its direct labor force and a corresponding increase in its contributions to the MEPP(s) dictated by the applicable CBA. When that particular project(s) finishes and is not replaced, the number of participants in the MEPP(s) who are employed by the Company would also decrease, as would its level of contributions to the particular MEPP(s). Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require, at a particular time, an increase in the contribution rate and/or surcharges. During the year ended December 31, 2022, the Company’s contributions to various MEPP(s) did not significantly increase as a result of acquisitions.

NOTE 15. PENSION

The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants and frozen for accrual of future service. The Company assumed the pension plans as part of the Chubb Acquisition on January 3, 2022.

Guidance under FASB ASC Topic 715, Compensation – Retirement Benefits, requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under this guidance, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. Pension and post-retirement obligation balances and related costs reflected within the consolidated balance sheets include costs directly attributable to plans dedicated to the Company.

December 31, 2022
Plan assets	$1,617

December 31, 2022
Projected benefit obligation ("PBO") funded status
Fair value of plan assets	$1,617
Benefit obligations	(1,262)
Funded status of plans	$355

Year Ended December 31, 2022
Change in benefit obligation
Beginning balance	$—
Acquisition	2,041
Service cost	7
Interest cost	32
Plan participants' contributions	1
Actuarial gain	(531)
Benefits paid	(92)
Settlements	(13)
Currency impact	(183)
Ending balance	$1,262

Change in plan assets
Beginning balance	$—
Acquisition	2,615
Employer contributions	34
Plan participants' contributions	1
Benefits paid	(92)
Actual return on assets	(687)
Settlements	(13)
Currency impact	(241)
Ending balance	$1,617

Supplemental consolidated balance sheets information related to pension is as follows:

December 31, 2022
Pension and post-retirement benefits	$392
Other accrued liabilities	(1)
Other noncurrent liabilities	(36)
Net amount recognized	$355

Information for pension plans with accumulated benefit obligations in excess of plan assets:

December 31, 2022
PBO	$54
Accumulated benefit obligation	44
Fair value of plan assets	18

Information for pension plans with projected benefit obligations in excess of plan assets:

December 31, 2022
PBO	$60
Accumulated benefit obligation	49
Fair value of plan assets	23

The components of the net periodic pension benefit for the defined benefit pension plans are as follows:

Year Ended December 31, 2022
Service cost	$7
Interest cost	32
Expected return on plan assets	(74)
Net periodic pension benefit	$(35)

Major assumptions used in determining the benefit obligation and net periodic benefit cost for pension plans are presented in the following table as weighted averages:

	Year Ended December 31, 2022
	Benefit Obligation	Net Periodic Benefit Cost
Discount rates:
PBO	4.9%	1.9%
Interest cost	—	1.7%
Service cost	—	2.2%
Salary scale	3.0%	2.9%
Expected return on plan assets	—	3.1%

The discount rate assumptions are developed using a bond yield curve constructed from a population of high-quality, non-callable, corporate bond issues with maturities ranging from six months to nineteen years. A discount rate is estimated for and is based on the durations of the underlying plans.

The expected long-term rate of return used for the Company’s pension plans is determined in each local jurisdiction and is based on the assets held in that jurisdiction, the expected rate of returns for the type of assets held and any guaranteed rate of return provided by the investment. The other assumptions used to measure the pension obligations, including discount rate, vary by country based on specific local requirements and information.

Non-U.S. pension plan assets are typically managed by decentralized fiduciary committees. The disclosure below of asset categories is presented in aggregate for 12 defined benefit plans in 7 countries; however, there is variation in asset allocation policy from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country. Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary. The Company has no significant concentration of risk in the assets of its pension plans.

The allocation of the pension plan assets are presented in the following table as weighted averages:

	Year Ended December 31, 2022
	Target Asset Allocation Percentage	Percentage of Plan Assets
Equity securities	3.8%	3.8%
Debt securities	82.2%	76.1%
Real estate	0.6%	0.8%
Other	13.4%	19.3%
Total	100.0%	100.0%

The fair values of the pension plan assets by asset category are as follows:

	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable	Not
	Identical Assets	Inputs	Inputs	Subject to
Asset Category	Level 1	Level 2	Level 3	Leveling [1]	Total
Equities:
Global equity funds	$—	$326	$—	$12	$338
Fixed income securities:
Governments	—	762	—	—	762
Corporate bonds	—	415	—	—	415
Global fixed income at net asset value	—	50	—	—	50
Real estate [2]	—	11	—	—	11
Other [3]	—	1	—	4	5
Cash & cash equivalents [4]	16	20	—	—	36
Subtotal	$16	$1,585	$—	$16	$1,617
Other assets & liabilities [5]					—
Total at December 31, 2022					$1,617

(1)
In accordance with ASU 2015-07, Fair Value Measurement (Topic 820), certain investments that are measured at fair value using net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension assets.
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

The Company made total contributions of approximately $34 to the global defined benefit pension plans in 2022, including a one-time contribution of $27. Contributions do not reflect benefits to be paid directly from corporate assets. The Company estimates contributions to be made to its pension plans will approximate $6 in 2023.

Benefit payments, including amounts to be paid from the plans and corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $87 in 2023, $87 in 2024, $88 in 2025, $87 in 2026, $91 in 2027, and $458 from 2028 through 2032.

NOTE 16. RELATED-PARTY TRANSACTIONS

An annual dividend for Series A Preferred Stock was declared as of December 31, 2021 and settled in shares during January 2022. The Company issued 7,539,697 shares in January 2022 to Mariposa Acquisition IV, LLC, a related entity that is controlled by the co-chair of the Company’s Board of Directors. In addition, the Company incurred advisory fees of $4 during both the years ended December 31, 2022 and 2021, payable to Mariposa Capital, LLC, an entity owned by the co-chair of the Company’s Board of Directors.

During the year ended December 31, 2022, the Company issued and sold 800,000 shares of the Company’s 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $800. Of the 800,000 shares issued and sold, 200,000 shares were sold to Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), which is the aggregate owner of more than 5% of the Company's outstanding stock, for an aggregate purchase price of $200. During the year ended December 31, 2022, the Company declared dividends of 632,379 shares of common stock on the Series B Preferred Stock held by the Viking Purchasers, with 486,234 shares issued in 2022, and 146,145 shares issued in January 2023.

The Company has entered into sales contracts with Royal Oak Enterprises, an entity controlled by the co-chair of the Company's Board of Directors, and recorded $9 in net revenues for the year ended December 31, 2022, and as of December 31, 2022 had $6 in accounts receivable, net of allowances.

From time to time, the Company also enters into other immaterial related-party transactions.

NOTE 17. CONTINGENCIES

The Company is involved in various litigation matters and is subject to claims from time to time from customers and various government entities. While it is not feasible to determine the outcome of any of these uncertainties, it is the opinion of management that their outcomes will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

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

The outstanding liability for these obligations was $16 and $6, and was included in other noncurrent liabilities as of December 31, 2022 and 2021, respectively.

NOTE 18. SHAREHOLDERS' EQUITY

Shareholders' equity

Series A Preferred Stock

The Company has 4,000,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2022.

The holders of the Series A Preferred Stock are entitled to receive an annual dividend in the form of common shares or cash, at the Company’s sole option (for which the Company settled in shares subsequent to year end) based on the increase in the market price of the Company’s common stock (the "Annual Dividend Amount"). The Annual Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 141,194,638 shares. As of December 31, 2021, the Annual Dividend Amount was calculated based on the appreciation of the Company’s share price of $24.3968 over the highest price previously used in calculating the Annual Dividend Amount of $17.8829. As of December 31, 2022, an annual dividend was not declared as the volume-weighted average market price per share of the Company's common shares for the last ten trading days of the calendar year was not above the highest previously used dividend price of $24.3968.

The annual dividend declared as of December 31, 2021 resulted in 7,539,697 shares of common stock issued to the Series A Preferred Stock holders in January 2022.

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

Each share of Series A Preferred Stock is convertible into one common share at the option of the holder until conversion. If there is more than one holder of Series A Preferred Stock, a holder of Series A Preferred Stock may exercise its rights independently of any other holder of Series A Preferred Stock. The Series A Preferred Stock will be automatically converted into shares of common stock on a one for one basis upon the last day of 2026.

Stock repurchases

The Company is authorized to purchase up to an aggregate of $250 of shares of the Company’s common stock pursuant to the stock repurchase program ("SRP"), which will expire on February 29, 2024 unless otherwise modified or terminated by the Company's Board of Directors. The SRP authorizes open market, private, and accelerated share repurchase transactions. During the year ended December 31, 2022, the Company repurchased 2,505,723 shares of common stock for approximately $44. As of December 31, 2022, the Company had approximately $206 of authorized repurchases remaining under the SRP.

Redeemable Convertible Preferred Stock

Series B Preferred Stock

During the year ended December 31, 2022, the Company issued and sold, for an aggregate purchase price of $800, 800,000 shares of the Company’s 5.5% Series B Preferred Stock, par value $0.0001 per share. The holders of the Series B Preferred Stock are entitled to dividends at the rate of 5.5% per annum, payable in cash or the Company’s common stock, at the Company's election. The Series B Preferred Stock ranks senior to the Company's common stock and Series A Preferred Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company. The Series B Preferred Stock is classified as redeemable convertible preferred stock on the consolidated balance sheets due to a provision that a change in control or de-listing of the Company could require the Company to redeem the Series B Preferred Stock for cash at the election of the holder.

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

Dividends

The holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% as and when declared by the Board of Directors, prior and in preference to any declaration or payment of any dividend on the Company's common stock and Series A Preferred Stock. Series B Preferred Stock dividends are cumulative and accrued quarterly, in cash or in common stock, based on an annual 5.5% dividend rate. The Company declared and issued Series B Preferred Stock dividends of $33 or 1,944,939 shares of common stock during the year ended December 31, 2022. The Company declared a Series B Preferred Stock dividend of $11 or 584,584 shares of common stock in December 2022 and issued the shares in January 2023. If regular dividends are to be paid in shares of common stock, then each holder shall be entitled to receive such number of whole shares of common stock as is determined by dividing the pro rata amount of regular dividends to which a holder is entitled by the average price per share of common stock over the dividend determination period from dividend notice until the payment date.

NOTE 19. SHARE-BASED COMPENSATION

The Company maintains a 2019 Equity Incentive Plan (the “2019 Plan”), which allows for grants of share-based awards.

Stock Options

At December 31, 2022, there were 13,574,813 share-based awards collectively available for grant under the 2019 Plan. The 2019 Plan generally provides for awards to vest no earlier than one year from the date of grant, although most awards entitle the recipient to common shares if specified market or performance conditions are achieved, if applicable, and vest over a minimum of three years. The share-based awards granted to employees include stock options and time-based restricted stock units, as follows:

In 2017 upon its initial public offering, the Company issued 162,500 nonqualified stock options to independent, non-executive directors at exercise price of $11.50 per share with contractual terms of five years from the date of the acquisition of APi Group (the "APi Acquisition"). These stock options were performance based and vested on the consummation of the APi Acquisition. The Company has not granted stock options since 2017.

The following table summarizes the changes in the number of common shares underlying options for 2022 (shares in whole numbers and per share values in whole dollars):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	162,500	$11.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2021	162,500	$11.50	2.8	$1
Granted	—	—
Exercised	(37,500)	11.50
Forfeited	—	—
Outstanding at December 31, 2022	125,000	$11.50	1.8	$1
Exercisable at December 31, 2022	125,000	$11.50	1.8	$1

Restricted Stock Units

The Company has issued Time-Based Restricted Stock Units ("RSUs"), Performance-Based Restricted Stock Units with EBITDA-based performance conditions (“PSUs”), and Performance-Based Restricted Stock Units with share-price targets ("MSUs"), which are independent of stock option grants and all generally subject to forfeiture if employment terminates prior to vesting. Forfeitures are estimated and recorded using historical forfeiture rates. During the year ended December 31, 2022, the Company awarded new RSUs, PSUs, and MSUs, detailed below (shares in whole numbers and per share values in whole dollars).

Time-Based Restricted Stock Units

The RSUs entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year service period from date of grant. The time-based RSUs granted to the Company’s directors vest at the end of the anniversary date of their grant date.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2021	761,126	$13.23	1.2
Granted	509,748	19.41
Vested	(466,235)	12.48
Forfeited	(77,006)	14.11
Outstanding at December 31, 2022	727,633	$17.95	0.9
Expected to vest at December 31, 2022	709,741	$17.92	0.9

EBITDA Performance-Based Restricted Stock Units

The PSUs entitle recipients to shares of the Company's common stock if specified performance conditions are achieved. During the year ended December 31, 2022, the Company approved and granted PSUs with EBITDA-based financial performance conditions. PSUs vest, if at all, following a three-year performance period. If the performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

	Performance- Based Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2021	552,329	$19.12	2.0
Granted	542,223	20.77
Vested	—	—
Forfeited	(102,293)	19.50
Change in units based on performance expectations	(133,902)	19.50
Outstanding at December 31, 2022	858,357	$20.06	1.5
Expected to vest at December 31, 2022	820,826	$20.04	1.5

Market Performance-Based Restricted Stock Units

The MSUs entitle the recipient to shares of the Company's common stock if specified market conditions are achieved. During the year ended December 31, 2022, the Company approved and granted 444,926 MSUs with certain share-price targets. Total MSUs granted during the year ended December 31, 2022 had a weighted-average grant date fair value of $16.31. The MSUs will vest 100%, if at all, on the later of March 9, 2025, the third anniversary of the grant date, and the date that such performance condition is satisfied (but no later than March 9, 2027). For awards subject to a market condition, the grant-date fair value is estimated using a Monte Carlo valuation model. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards is not reversed if vesting does not actually occur. The Monte Carlo model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment. Expected volatility is calculated based on the historical volatility and implied volatility of the Company's common stock, and the risk-free interest rate is based on U.S. Treasury yield curve rates with maturities consistent with the three-year vesting period. The key assumptions used in valuing these market-based awards were as follows:

Risk-free interest rate	1.85%
Dividend yield	—
Expected volatility	45%

The Company recognized $14 and $8 of compensation expense during the years ended December 31, 2022 and 2021, respectively, for the RSUs, PSUs, and MSUs in total. Total unrecognized compensation related to unvested RSUs, PSUs, and MSUs as of December 31, 2022 was approximately $7, which is expected to be recognized over a weighted average period of approximately 0.9 years, 1.5 years, and 2.2 years, respectively. The Company's actual tax benefits realized from the tax deductions related to the vesting of RSUs for the years ended December 31, 2022 and 2021 was $1 and $3, respectively.

NOTE 20. EARNINGS (LOSS) PER SHARE

Net income is allocated between the Company’s common shares and other participating securities based on their participation rights. The Series A Preferred Stock and Series B Preferred Stock, represent participating securities. Earnings attributable to Series A Preferred Stock and Series B Preferred Stock are not included in earnings attributable to common shares in calculating earnings per common share (the two-class method). For periods of net loss, there is no impact from the two-class method on earnings per share (“EPS”) as net loss is allocated to common shares because Series A Preferred Stock and Series B Preferred Stock shares are not contractually obligated to share the loss.

The following table sets forth the computation of earnings (loss) per common share using the two-class method. The dilutive effect of outstanding Series A Preferred Stock, Series B Preferred Stock, the Series A Preferred Stock dividend, and the Series B Preferred Stock dividend is reflected in diluted EPS using the if-converted method and options, restricted shares, and performance shares are reflected using the treasury stock method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Series A Preferred Stock, Series B Preferred Stock, restricted and performance shares, and stock options are anti-dilutive. (amounts in millions, except share and per share amounts):

	For the Years Ended December 31,
	2022	2021
Basic earnings (loss) per common share:
Net income	$73	$47
Less income attributable to Series A Preferred Stock	(3)	(184)
Less income attributable to Series B Preferred Stock	(3)	—
Less stock dividend attributable to Series B Preferred Stock	(44)	—
Net income (loss) attributable to common shareholders	$23	$(137)

Weighted average shares outstanding - basic	233,201,569	205,758,208
Income (loss) per common share - basic	$0.10	$(0.67)

Diluted earnings (loss) per common share:
Net income	$73	$47
Less income attributable to Series A Preferred Stock	(3)	(184)
Less stock dividend attributable to Series B Preferred Stock	(44)	—
Net income (loss) attributable to common shareholders - diluted	$26	$(137)

Weighted average shares outstanding - diluted	233,201,569	205,758,208
Dilutive securities:
RSUs, warrants, and stock options (1)	359,178	—
Shares issuable upon conversion of Series B Preferred Shares	32,520,000	—
Weighted average shares outstanding - diluted	266,080,747	205,758,208
Income (loss) per common share - diluted	$0.10	$(0.67)

(1)
The following items were excluded from the calculation of diluted shares as their inclusion would be anti-dilutive:
a.
For the years ended December 31, 2022 and 2021, 4,000,000 shares of Series A Preferred Stock, which are convertible to the same number of common shares.
b.
For the year ended December 31, 2021, 162,500 stock options to purchase the same number of common shares.
c.
For the year ended December 31, 2021, 7,539,697 common share equivalents, which represent the dividend that the Series A Preferred Stock holders are entitled to receive. (See additional description in Note 18 - "Shareholders' Equity")
d.
For the year ended December 31, 2021, 761,126 RSUs and 552,329 PSUs.

NOTE 21. SEGMENT INFORMATION

The Company has combined the leadership responsibility and full accountability for two of its operating segments. As a result, beginning in 2022, the information for the legacy Industrial Services segment was combined with the legacy Specialty Services segment to form a new operating and reportable segment called Specialty Services. Accordingly, the Company presents financial information for the Safety Services and Specialty Services segments, the two operating segments and also the reportable segments. Refer to Note 2 - "Significant Accounting Policies" for more information. The information in the tables below has been retroactively adjusted to reflect these changes in reporting segments.

The Company manages its operations under two operating segments which represent the Company’s two reportable segments: Safety Services and Specialty Services. This structure is generally focused on various businesses related to contracting services and maintenance of industrial and commercial facilities. Both reportable segments derive their revenues from installation, inspection, maintenance, service and repair, retrofitting and upgrading, engineering and design, distribution, fabrication and various types of other services in over 20 countries.

The Safety Services segment focuses on end-to-end integrated occupancy systems (fire protection services, HVAC, and entry systems), including design, installation, inspection and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial and special-hazard settings.

The Specialty Services segment provides a variety of infrastructure services and specialized industrial plant services, which includes maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer and telecommunications infrastructure. This segment's services include engineering and design, fabrication, installation, maintenance service and repair, retrofitting and upgrading, pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance to customers within the energy industry. Customers within this segment vary from private and public utilities, communications, healthcare, education, transportation, manufacturing, industrial plants and governmental agencies throughout North America.

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

Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income (loss) to EBITDA:

	For the Year Ended December 31, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$4,575	$2,030	$(47)	$6,558
EBITDA Reconciliation
Operating income (loss)	$256	$97	$(191)	$162
Plus:
Investment income and other, net	1	7	1	9
Non-service pension benefit	42	—	—	42
Gain on extinguishment of debt, net	—	—	5	5
Depreciation	26	46	5	77
Amortization	167	56	4	227
EBITDA	$492	$206	$(176)	$522
Total assets	$6,029	$1,281	$781	$8,091
Capital expenditures	25	49	5	79

	For the Year Ended December 31, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$2,080	$1,907	$(47)	$3,940
EBITDA Reconciliation
Operating income (loss)	$207	$78	$(149)	$136
Plus:
Investment income and other, net	6	9	(3)	12
Loss on extinguishment of debt, net	—	—	(9)	(9)
Depreciation	8	61	6	75
Amortization	66	57	4	127
EBITDA	$287	$205	$(151)	$341
Total assets	$2,170	$1,299	$1,690	$5,159
Capital expenditures	6	48	1	55

	For the Year Ended December 31, 2020
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,639	$1,960	$(12)	$3,587
EBITDA Reconciliation
Operating income (loss)	$8	$(56)	$(118)	$(166)
Plus:
Investment income and other, net	13	17	4	34
Depreciation	6	71	4	81
Amortization	113	65	4	182
EBITDA	$140	$97	$(106)	$131
Total assets	$2,134	$1,270	$661	$4,065
Capital expenditures	2	34	2	38

NOTE 22. SUBSEQUENT EVENTS

On January 6, 2023, the Company repaid an aggregate amount of $200, $100 to both the 2019 Term Loan and 2021 Term Loan. As a result, the 2019 Term Loan and the 2021 Term Loan have remaining principal amounts of $1,027 and $985, respectively.

During February 2023, the Company entered into a non-binding agreement to sell a property within the Safety Services segment for a sale price of approximately $19. The transaction is expected to close in the second quarter of 2023.

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

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of December 31, 2022 due to the material weaknesses in internal control over financial reporting described below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to the material weaknesses in internal control over financial reporting identified and further described below.

As permitted by SEC guidance, management has excluded from its assessment of internal control over financial reporting the internal controls related to the Chubb Fire & Security business acquired on January 3, 2022. As of and for the year ended December 31, 2022, total assets and total operating revenues excluded from management’s assessment of internal control over financial reporting related to this business represented approximately 47% and 31% of the Company’s consolidated total assets and total operating revenues, respectively.

Management identified a material weakness over user access controls related to an information technology system which resulted from insufficient risk assessment. As a result of the user access control deficiencies, process level controls at certain entities that use information from the affected system cannot be relied upon. Additionally, management identified a material weakness related to ineffective operation of process level controls over revenue recognition, which resulted from insufficient training.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

These control deficiencies did not result in material misstatements identified in the preparation of consolidated financial statements as of and for the year ended December 31, 2022. However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements would not have been prevented or detected on a timely basis.

KPMG LLP, the Company’s independent registered public accounting firm, has audited our consolidated financial statements included in this report, and has also issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, which is included elsewhere in this Form 10-K.

2022 Remediation Activities

In its 2021 Item 9A filed on Form 10-K, management indicated that full remediation of identified material weaknesses would most likely extend over multiple years. While we believe that we have taken meaningful steps to improve our internal control over financial reporting to remediate the previously reported material weaknesses, certain IT general controls and process level controls were implemented late in 2022. Therefore, while we were able to remediate most of the previously identified material weaknesses, full remediation was not realized as of December 31, 2022.

The Company performed the following remediation activities in 2022:

•
We hired additional accounting, finance and IT personnel, including senior management, with assigned responsibility and accountability for financial reporting processes and internal controls. Further, we provided U.S. GAAP and internal controls training for employees and contractors involved with our internal control over financial reporting processes;
•
We conducted a detailed review and re-documentation of key policies, business processes and controls and have made control design changes to ensure that control objectives are met. We have updated many of our financial reporting policies and procedures and enhanced testing for internal controls;
•
We enhanced the information and communication processes to ensure the organization communicates information internally in a timely manner, including information regarding objectives, responsibilities and the functioning of internal controls over financial reporting. These enhancements include more frequent discussion of significant business transactions and the impact of these transactions on the Company’s financial reporting, and improving communication to employees regarding their responsibilities for ensuring that effective internal controls are maintained; and
•
Except as otherwise noted in this report, we established information technology (IT) and other critical systems infrastructure, and have enhanced the information technology general control (ITGC) framework to support all business applications and infrastructure. We obtained and evaluated Service Organization Control reports from outside service providers for key applications utilized in financial reporting to ensure controls at the service organizations, in combination with the Company’s own controls, achieve the Company’s objectives and assertions related to financial reporting.

As a result of the remediation activities during 2022, we remediated the prior year material weaknesses except as noted in our current report.

Ongoing Remediation Plan

We will continue to strengthen our internal control over financial reporting and are committed to ensuring that such controls are operating effectively. We are implementing process and control improvements to address the above material weakness as follows:

•
We will conduct additional training with control owners and reviewers within operations and finance with a specific focus on sufficient documentation and evidence in the execution of the controls;
•
We will conduct an evaluation of ITGCs and related policies, with a focus on risk assessment procedures and controls related to access to IT systems and implement an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes.

As anticipated, a remediation effort of this magnitude takes multiple years to complete and we have made significant progress in 2021 and 2022 with the Company’s multi-year remediation plans. Based on this progress, management believes full remediation of current material weaknesses can be achieved within the next year. In addition, under the direction of the Audit Committee of the Board of Directors, we will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to refine policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company.

The material weaknesses in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. There is no assurance that the remediation will be fully effective. As described above, these material weaknesses have not been remediated as of the filing date of this Annual Report. If these remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022.

Other than changes described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information on executive officers required by this item is incorporated by reference from "Executive Officers" in Part I of this Annual Report on Form 10-K. Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed no later than 120 days after December 31, 2022 (the "Definitive Proxy Statement").

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

Equity Compensation Plan Information

The following table provides information about the Company's equity compensation plans under which the Company's equity securities are authorized for issuance as of December 31, 2022.

	As of December 31, 2022
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders
2019 Plan (1)	2,030,916	$—		13,574,813
Equity compensation plans not approved by security holders
Director Stock Options (2)	125,000	11.50		—
Total	2,155,916	$0.67	(3)	13,574,813

(1)
Included in the total number of securities in column (a) is 2,030,916 time-based restricted stock units, EBITDA performance-based restricted stock units, and market performance-based restricted stock units, which have no exercise price.
(2)
Represents stock options previously issued in connection with its initial public offering to the Company's then non-founder directors.
(3)
The weighted average exercise price of outstanding options, warrants, and rights (excluding time-based restricted stock units, EBITDA performance-based restricted stock units, and market performance-based restricted stock units) is $11.50.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements, schedules and exhibits are filed as part of this Form 10-K:

(a)(1) Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 50 through 98.

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

2.4#

Amendment to Stock Purchase Agreement by and between Carrier Global Corporation, Carrier Investments UK Limited, Chubb Limited and APi Group Corporation dated as of January 3, 2022 (incorporated by reference to Exhibit 2.4 to the registrant’s Annual Report on Form 10-K filed on March 1, 2022).

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

4.1	Description of Capital Stock. (incorporated by reference to Exhibit 4.1 to the registrant's Annual Report on Form 10-K filed on March 1, 2022).

4.2

Indenture, dated as of June 22, 2021, by and among APi Group Corporation, the guarantors party thereto and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 22, 2021).

4.3

Supplemental Indenture, dated as of April 1, 2022, among APi Group DE, Inc., APi Group Corporation, the guarantors party thereto and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on April 1, 2022).

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

10.29*	Executive Officer Severance Policy.

10.30†*	Offer Letter, dated January 13, 2022, between the Company and Kristina Morton.

10.31†*	Offer Letter, dated June 23, 2022, between the Company and Louis Lambert.

21.1*	List of subsidiaries of the registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification by Russell Becker, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Kevin Krumm, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Russell Becker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Kevin Krumm, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

# The schedules to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a copy of any schedule omitted from the agreements to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

APi Group Corporation

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(in millions)

	Balance at beginning of period	Credit loss expense	Write-offs	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2022	$3	$4	$(4)	$3
Year ended December 31, 2021	4	1	(2)	3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APi Group Corporation

Date: March 1, 2023	By:	/s/ Russell A. Becker
Russell A. Becker
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Russell A. Becker	President and Chief Executive Officer (principal executive officer)	March 1, 2023
Russell A. Becker
/s/ Kevin S. Krumm	Chief Financial Officer (principal financial officer)	March 1, 2023
Kevin S. Krumm
/s/ Sir Martin E. Franklin	Co-Chairman of the Board	March 1, 2023
Sir Martin E. Franklin
/s/ James E. Lillie	Co-Chairman of the Board	March 1, 2023
James E. Lillie
/s/ Ian G. H. Ashken	Director	March 1, 2023
Ian G. H. Ashken
/s/ David S. Blitzer	Director	March 1, 2023
David S. Blitzer
/s/ Paula D. Loop	Director	March 1, 2023
Paula D. Loop
/s/ Anthony E. Malkin	Director	March 1, 2023
Anthony E. Malkin
/s/ Thomas V. Milroy	Director	March 1, 2023
Thomas V. Milroy
/s/ Cyrus D. Walker	Director	March 1, 2023
Cyrus D. Walker
/s/ Carrie A. Wheeler	Director	March 1, 2023
Carrie A. Wheeler