Form 10-Q
period 2023-03-31
APi Group Corp
filed 2023-05-04
CIK 1796209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 235,212,900 shares of common stock as of April 27, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APi Group Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$363	$605
Accounts receivable, net of allowances of $3 and $3 at March 31, 2023 and December 31, 2022, respectively	1,221	1,313
Inventories	163	163
Contract assets	490	459
Prepaid expenses and other current assets	127	112
Total current assets	2,364	2,652

Property and equipment, net	412	407
Operating lease right of use assets	209	222
Goodwill	2,405	2,382
Intangible assets, net	1,734	1,784
Deferred tax assets	111	108
Pension and post-retirement assets	404	392
Other assets	127	144
Total assets	$7,766	$8,091

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$6	$206
Accounts payable	442	490
Contingent consideration and compensation liabilities	32	27
Accrued salaries and wages	244	337
Contract liabilities	469	463
Operating and finance leases	72	73
Other accrued liabilities	284	325
Total current liabilities	1,549	1,921

Long-term debt, less current portion	2,588	2,583
Pension and post-retirement obligations	38	40
Contingent consideration and compensation liabilities	4	6
Operating and finance leases	155	166
Deferred tax liabilities	344	340
Other noncurrent liabilities	126	111
Total liabilities	4,804	5,167

Commitments and contingencies (Note 14)

5.5% Series B Redeemable Convertible Preferred Stock, $0.0001 par value, 800,000 authorized shares, 800,000 shares issued and outstanding at March 31, 2023 and December 31, 2022; aggregate liquidation preference of $840	797	797

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock; $0.0001 par value, 500,000,000 authorized shares, 235,212,900 shares and 233,403,912 shares issued at March 31, 2023 and December 31, 2022, respectively (excluding 584,584 shares declared for stock dividend at December 31, 2022)	—	—
Additional paid-in capital	2,569	2,558
Accumulated deficit	(138)	(164)
Accumulated other comprehensive loss	(266)	(267)
Total shareholders’ equity	2,165	2,127
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$7,766	$8,091

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net revenues	$1,614	$1,471
Cost of revenues	1,189	1,095
Gross profit	425	376
Selling, general, and administrative expenses	352	383
Operating income (loss)	73	(7)
Interest expense, net	37	27
Loss on extinguishment of debt, net	3	—
Non-service pension benefit	(3)	(11)
Investment income and other, net	(2)	—
Other expense, net	35	16
Income (loss) before income taxes	38	(23)
Income tax provision (benefit)	12	(16)
Net income (loss)	$26	$(7)
Net income (loss) attributable to common shareholders:
Stock dividend on Series B Preferred Stock	(11)	(11)
Net income (loss) attributable to common shareholders	$15	$(18)
Net income (loss) per common share:
Basic	$0.05	$(0.08)
Diluted	0.05	(0.08)
Weighted average shares outstanding:
Basic	234	232
Diluted	267	232

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$26	$(7)
Other comprehensive (loss) income:
Fair value change - derivatives, net of tax benefit (expense) of $3, and ($3), respectively	(13)	9
Foreign currency translation adjustment	14	(59)
Comprehensive income (loss)	$27	$(57)

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	4,000,000	$—	233,403,912	$—	$2,558	$(164)	$(267)	$2,127
Net income	—	—	—	—	—	26	—	26
Fair value change - derivatives	—	—	—	—	—	—	(13)	(13)
Foreign currency translation adjustment	—	—	—	—	—	—	14	14
Series B Preferred Stock dividend	—	—	1,082,877	—	—	—	—	—
Share repurchases	—	—	(541,316)	—	(12)	—	—	(12)
Profit sharing plan contributions	—	—	631,194	—	14	—	—	14
Share-based compensation and other, net	—	—	636,233	—	9	—	—	9
Balance, March 31, 2023	4,000,000	$—	235,212,900	$—	$2,569	$(138)	$(266)	$2,165

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	4,000,000	$—	224,625,193	$—	$2,560	$(237)	$—	$2,323
Net loss	—	—	—	—	—	(7)	—	(7)
Fair value change - derivatives	—	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	—	(59)	(59)
Series A Preferred Stock dividend	—	—	7,539,697	—	—	—	—	—
Series B Preferred Stock dividend	—	—	519,469	—	—	—	—	—
Share repurchases	—	—	(531,431)	—	(11)	—	—	(11)
Profit sharing plan contributions	—	—	622,655	—	15	—	—	15
Share-based compensation and other, net	—	—	413,029	—	8	—	—	8
Balance, March 31, 2022	4,000,000	$—	233,188,612	$—	$2,572	$(244)	$(50)	$2,278

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$26	$(7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19	19
Amortization	55	57
Deferred taxes	—	(10)
Share-based compensation expense	5	3
Profit-sharing expense	5	3
Non-cash lease expense	18	16
Net periodic pension benefit	(3)	(11)
Loss on extinguishment of debt, net	3	—
Other, net	(4)	5
Pension contributions	(1)	(27)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	96	60
Contract assets	(30)	(55)
Inventories	—	(9)
Prepaid expenses and other current assets	(15)	(31)
Accounts payable	(47)	(32)
Accrued liabilities and income taxes payable	(112)	(96)
Contract liabilities	5	20
Other assets and liabilities	(21)	(23)
Net cash used in operating activities	(1)	(118)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(10)	(2,875)
Purchases of property and equipment	(21)	(12)
Proceeds from sales of property, equipment, and businesses	4	3
Net cash used in investing activities	(27)	(2,884)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,101
Payments on long-term borrowings	(202)	(30)
Payments of debt issuance costs	—	(25)
Repurchases of common stock	(12)	(11)
Proceeds from equity issuances	—	797
Restricted shares tendered for taxes	(2)	(1)
Net cash (used in) provided by financing activities	(216)	1,831
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	2	(2)
Net decrease in cash, cash equivalents, and restricted cash	(242)	(1,173)
Cash, cash equivalents, and restricted cash, beginning of period	607	1,491
Cash, cash equivalents, and restricted cash, end of period	$365	$318
Supplemental cash flow disclosures:
Cash paid for interest	$27	$24
Cash paid for income taxes, net of refunds	19	8
Accrued consideration issued in business combinations	1	—
Shares of common stock issued to profit sharing plan	14	15

See notes to condensed consolidated financial statements.

APi Group Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in millions, except shares and where noted otherwise)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

APi Group Corporation (the “Company” or “APG”) is a global, market-leading business services provider of safety and specialty services in over 500 locations worldwide.

Principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements (the “Interim Statements”) include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These Interim Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheets as of December 31, 2022 were derived from audited financial statements for the year then ended but do not include all of the information and footnotes required by U.S. GAAP with respect to annual financial statements. In the opinion of management, the Interim Statements include all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s consolidated financial position, results of operations and cash flows for the dates and periods presented. It is recommended that these Interim Statements be read in conjunction with the Company’s audited annual consolidated financial statements and accompanying footnotes thereto for the year ended December 31, 2022. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Cash, cash equivalents, and restricted cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Restricted cash is reported as other current assets in the condensed consolidated balance sheets. Restricted cash reflects collateral against certain bank guarantees.

Investments

The Company holds investments in joint ventures which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company’s share of earnings from the joint ventures was $2 and less than $1 during the three months ended March 31, 2023 and 2022, respectively. The earnings are recorded within investment income and other, net in the condensed consolidated statements of operations. The investment balances were $6 and $4 as of March 31, 2023 and December 31, 2022, respectively, and are recorded within other assets in the condensed consolidated balance sheets.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has not adopted any additional accounting pronouncements since the 2022 audited annual consolidated financial statements. See the Company's Form 10-K filed on March 1, 2023 for information pertaining to the effects of recently adopted and other recent accounting pronouncements.

NOTE 3. BUSINESS COMBINATIONS

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

2022 Chubb Acquisition

During 2022, the Company completed its acquisition of the Chubb fire and security business (the "Chubb Acquisition"). The Chubb fire and security business (the "Chubb business" or "Chubb") is a globally recognized fire safety and security services provider, offering customers complete and reliable services from design and installation to monitoring and on-going maintenance and recurring services. The Chubb business is headquartered in the United Kingdom, and has operations in 17 countries, expanding the Company's geographic footprint to a total of over 20 countries. The results of the Chubb business are reported within the Company's Safety Services segment.

Based on U.S. income tax principles related to acquisitions of non-U.S. entities, the Company does not expect any of the amount of goodwill to be deductible for U.S. income tax purposes. See Note 6 - "Goodwill and Intangibles" for the goodwill assigned to the Safety Services segment.

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

The total contingent compensation arrangement liability was $21 and $19 at March 31, 2023 and December 31, 2022, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $31 and $25, inclusive of the $21 and $19, accrued as of March 31, 2023 and December 31, 2022, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.

The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 7 - "Fair Value of Financial Instruments."

The total liability for deferred payments was $11 and $9 at March 31, 2023 and December 31, 2022, respectively, and is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented.

NOTE 4. Restructuring

During 2022, the Company announced its multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs through fiscal year 2024.

Since the Chubb Acquisition, the Company has incurred pre-tax restructuring costs within the Safety Services segment of $30 in connection with the Chubb restructuring program. In total, the Company estimates that it will recognize approximately $105 of restructuring costs related to the Chubb restructuring program by the end of fiscal year 2024. As of March 31, 2023, the Company had $17 in restructuring liabilities recorded in other accrued liabilities on the condensed consolidated balance sheets for this plan.

The following table summarizes the Company's restructuring program for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Balance as of December 31, 2022	$22
Charged to cost of revenues - employee related	—
Charged to selling, general, and administrative expenses - employee related	—
Payments	(5)
Currency translation adjustment	—
Balance as of March 31, 2023	$17

NOTE 5. NET REVENUES

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

The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the three months ended March 31, 2023 and 2022. During 2023, the Company moved an immaterial business component within the Safety Services segment from the HVAC to Life Safety reporting unit and prior period amounts in this table have been recast to reflect current period presentation. Disaggregated net revenues information is as follows:

	Three Months Ended March 31, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$1,068	$—	$—	$1,068
Heating, Ventilation, and Air Conditioning ("HVAC")	123	—	—	123
Infrastructure/Utility	—	240	—	240
Fabrication	—	55	—	55
Specialty Contracting	—	135	—	135
Corporate and Eliminations	—	—	(7)	(7)
Net revenues	$1,191	$430	$(7)	$1,614

	Three Months Ended March 31, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$963	$—	$—	$963
HVAC	111	—	—	111
Infrastructure/Utility	—	142	—	142
Fabrication	—	54	—	54
Specialty Contracting	—	216	—	216
Corporate and Eliminations	—	—	(15)	(15)
Net revenues	$1,074	$412	$(15)	$1,471

	Three Months Ended March 31, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$560	$417	$(7)	$970
France	156	—	—	156
Other	475	13	—	488
Net revenues	$1,191	$430	$(7)	$1,614

	Three Months Ended March 31, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$474	$409	$(15)	$868
France	148	—	—	148
Other	452	3	—	455
Net revenues	$1,074	$412	$(15)	$1,471

For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at March 31, 2023 was $2,606. The Company expects to recognize revenue on approximately 89% of the remaining performance obligations over the next twelve months.

Contract assets and liabilities

Contract assets and contract liabilities are classified as current in the condensed consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets, and contract liabilities from contracts with customers as of March 31, 2023 and December 31, 2022 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at March 31, 2023	$1,221	$490	$469
Balance at December 31, 2022	1,313	459	463

The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At March 31, 2023 and December 31, 2022, retentions receivable were $142 and $150, respectively, while the portions that may not be received within one year were $31 and $35, respectively.

NOTE 6. GOODWILL AND INTANGIBLES

Goodwill

The following table provides disclosure of goodwill by segment as of March 31, 2023 and December 31, 2022. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2023 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2022	2,201	181	2,382
Acquisitions	11	—	11
Foreign currency translation	12	—	12
Goodwill as of March 31, 2023	$2,224	$181	$2,405

Intangibles

The Company’s identifiable intangible assets are comprised of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.7	$153	$(133)	$20
Customer relationships	9.9	1,512	(404)	1,108
Trade names and trademarks	12.9	706	(100)	606
Total		$2,371	$(637)	$1,734

	December 31, 2022
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.9	$153	$(126)	$27
Customer relationships	10.0	1,508	(367)	1,141
Trade names and trademarks	13.2	704	(88)	616
Total		$2,365	$(581)	$1,784

Amortization expense recognized on identifiable intangible assets is as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$7	$3
Selling, general, and administrative expenses	48	54
Total intangible asset amortization expense	$55	$57

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

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements at March 31, 2023
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$2	$—	$2
Cash flow hedges - cross currency contracts	—	17	—	17
Cash flow hedges - foreign currency forward contracts	—	—	—	—
Net investment hedges - cross currency contracts	—	30	—	30
Fair value hedges - cross currency contracts	—	42	—	42
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Total	$—	$91	$—	$91

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(4)	(4)
Total	$—	$—	$(4)	$(4)

	Fair Value Measurements at December 31, 2022
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$14	$—	$14
Cash flow hedges - cross currency contracts	—	17	—	17
Cash flow hedges - foreign currency forward contracts	—	—	—	—
Net investment hedges - cross currency contracts	—	32	—	32
Fair value hedges - cross currency contracts	—	50	—	50
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Total	$—	$113	$—	$113

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(4)	(4)
Total	$—	$—	$(4)	$(4)

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

The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Three Months Ended March 31, 2023
Balance as of December 31, 2022	$4
Issuances	—
Settlements	—
Adjustments to fair value	—
Balance as of March 31, 2023	$4
Number of open contingent consideration arrangements at the end of the period	3
Maximum potential payout at the end of the period	$4

At March 31, 2023, the remaining open contingent consideration arrangements are set to expire at various dates through 2024. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three months ended March 31, 2023.

Fair value estimates

The following table presents the carrying amount and fair value of the Company’s term loans and senior notes (instruments defined in Note 10 – “Debt”), including current portions and excluding unamortized debt issuance costs. The fair values are estimated by discounting future cash flows at current interest rates for borrowing arrangements with similar terms and conditions. The inputs used to calculated fair value are considered to be Level 2 inputs under the fair value hierarchy. During the three months ended March 31, 2023, the Company repaid an aggregate amount of $200, $100 to each of the 2019 Term Loan and 2021 Term Loan.

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Term Loan	$1,027	$1,025	$1,127	$1,120
2021 Term Loan	985	983	1,085	1,075
4.125% Senior Notes	337	289	337	284
4.750% Senior Notes	277	245	277	243

NOTE 8. DERIVATIVES

The Company uses foreign currency forward contracts, cross-currency swaps, and interest rate swap agreements to manage risks associated with foreign currency exchange rates, net investments in foreign operations, and interest rates. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records derivatives as assets and liabilities on the condensed consolidated balance sheets at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge under ASC 815, Derivatives and Hedging. Cash flows from derivatives are classified in the condensed consolidated statements of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued.

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

Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements generally do not call for collateral and no cash collateral had been received or pledged related to the underlying derivatives as of March 31, 2023.

The following table presents the fair value of derivative instruments:

	March 31, 2023			December 31, 2022
	Outstanding Gross		Other	Outstanding Gross		Other
	Notional Amount	Other Assets	Noncurrent liabilities	Notional Amount	Other Assets	Noncurrent liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,120	$2	$—	$1,120	$14	$—
Cross currency contracts	120	17	—	120	17	—
Foreign currency forward contracts	12	—	—	—	—	—
Fair value hedges:
Cross currency contracts	721	42	—	721	50	—
Net investment hedges:
Cross currency contracts	230	30	—	230	32	—
Total derivatives designated as hedging instruments	$2,203	$91	$—	$2,191	$113	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	104	—	—	118	—	—
Total derivatives not designated as hedging instruments	$104	$—	$—	$118	$—	$—

Total derivatives	$2,307	$91	$—	$2,309	$113	$—

The following table presents the effect of derivatives on the condensed consolidated statements of operations:

		Amount of income (expense) recognized in income
	Location of income (expense)	Three Months Ended March 31,
Derivatives	recognized in income	2023	2022
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$2	$(3)
Cross currency contracts	Investment income and other, net	(1)	3
Cross currency contracts	Interest expense, net	1	—
Foreign currency forward contracts	Investment income and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment income and other, net	(8)	6
Cross currency contracts	Interest expense, net	1	—
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	1	1
Not designated as hedging instruments:
Foreign currency forward contracts	Investment income and other, net	—	1

Currency Effects

The income (expense) from derivatives designed to offset foreign currency exposure and recorded in investment income and other, net were offset by foreign currency transaction gains and losses resulting in a net gain (loss) of $0 million and ($1) million for the three months ended March 31, 2023 and 2022, respectively.

The following table presents the effect of cash flow and fair value hedge accounting on accumulated other comprehensive income (loss) ("AOCI"):

	Amount of gain (loss)			Amount of gain (loss)
	recognized in other			reclassified from
	comprehensive income			AOCI into income
	Three Months Ended March 31,		Location of gain (loss) reclassified from	Three Months Ended March 31,
Derivatives	2023	2022	AOCI into income	2023	2022
Cash flow hedging relationships:
Interest rate swaps	$(13)	$20	Interest expense, net	$(4)	$—
Cross currency contracts	1	(1)	Investment income and other, net	1	(3)
Forward currency forward contracts	—	—	Investment income and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	$—	$(12)	Investment income and other, net	$7	$(6)
Net investment hedging relationships:
Cross currency contracts	$(1)	$3	Investment income and other, net	$(3)	$1

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

During 2022, the Company terminated the previously outstanding $720 notional amount interest rate swap with a maturity date in October 2024 ("2024 Interest Rate Swap"). The present value as of the date of termination of the 2024 Interest Rate Swap is recorded in AOCI on the condensed consolidated balance sheets. The fair value previously recognized in AOCI related to interest rate movements of the 2024 Interest Rate Swap is being amortized to interest expense on a straight-line basis through October 2024. As of March 31, 2023, approximately $26 of unrealized pre-tax gains remained in AOCI.

During 2022, the Company entered into an aggregate $720 notional amount interest rate swap ("2026 Interest Rate Swap") that exchanges a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 3.64% over the term of the agreement, which matures in October 2026.

During the three months ended March 31, 2023, the aggregate $400 notional forward-starting swaps ("2028 Interest Rate Swap") the Company entered into during 2022 became effective. These interest rate swaps exchange a variable rate of interest (LIBOR) for an average fixed rate of interest of approximately 3.46% over the term of the agreements, which mature in January 2028.

As of March 31, 2023, the Company had $1,120 notional amount outstanding in swap agreements, which includes the aggregate $400 notional 2028 Interest Rate Swap, and the $720 notional 2026 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (LIBOR) payments. As of March 31, 2023, the weighted average fixed rate of interest on these swaps was approximately 3.58%. Variations in the assets and liability balances are primarily driven by changes in the applicable forward yield curves related to LIBOR.

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

Foreign currency forward contracts

The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including inventory purchases and intercompany charges and other payments. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts are recorded in other comprehensive income until the hedged items affect earnings, at which time the hedge gain or loss is reclassified into current earnings.

The Company periodically assesses whether its currency exchange contracts are effective, and when a contract is determined to be no longer effective as a hedge, the Company discontinues hedge accounting prospectively.

Fair value hedges

The Company has certain intercompany loans subject to changes in foreign currency exchange rates. To hedge these exposures, during 2022, the Company entered into three cross currency swaps each with maturity dates of January 2027. These contracts are designated as fair value hedges with gross notional U.S. dollar equivalents of $271, $241, and $209 in GBP, CAD, and EUR, respectively. The Company measures the effectiveness of fair value hedges of anticipated transactions on a spot-to-spot basis. Accordingly, the spot-to-spot change in the derivative fair values are recorded in the condensed consolidated statements of operations and perfectly offset the spot-to-spot change in the underlying intercompany loans, and as such, these hedges are deemed highly effective. The excluded component of the fair values of these derivatives is reported in AOCI within shareholders’ equity in the condensed consolidated balance sheets. Any cash flows associated with these instruments are included in operating activities in the condensed consolidated statements of cash flows.

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

Foreign currency contracts

The Company uses foreign currency forward contracts to mitigate the foreign currency exposure of certain foreign currency transactions. Fair market value gains or losses on foreign currency forward contracts not designated as hedging instruments were included in the results of operations and are classified in investment income and other, net in the condensed consolidated statements of operations.

NOTE 9. PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of March 31, 2023 and December 31, 2022 are as follows:

	Estimated Useful Lives (In Years)	March 31, 2023	December 31, 2022
Land	N/A	$31	$30
Building	39	98	98
Machinery and equipment	1-20	325	313
Autos and trucks	4-10	118	116
Office equipment	3-7	52	35
Leasehold improvements	1-15	33	33
Total cost		657	625
Accumulated depreciation		(245)	(218)
Property and equipment, net		$412	$407

Depreciation expense related to property and equipment, including finance leases, was $19 and $19 during the three months ended March 31, 2023 and 2022, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the condensed consolidated statements of operations.

NOTE 10. DEBT

Debt obligations consist of the following:

	Maturity Date	March 31, 2023	December 31, 2022
Term loan facility
2019 Term Loan	October 1, 2026	$1,027	$1,127
2021 Term Loan	January 3, 2029	985	1,085
Revolving Credit Facility	October 1, 2026	—	—
Senior notes
4.125% Senior Notes	July 15, 2029	337	337
4.750% Senior Notes	October 15, 2029	277	277
Other obligations		6	6
Total debt obligations		2,632	2,832
Less: unamortized deferred financing costs		(38)	(43)
Total debt, net of deferred financing costs		2,594	2,789
Less: short-term and current portion of long-term debt		(6)	(206)
Long-term debt, less current portion		$2,588	$2,583

Term loan facility

As of March 31, 2023, the Company had $1,027 of principal outstanding under the $1,200 term loan (the "2019 Term Loan") with a maturity date of October 1, 2026. During the three months ended March 31, 2023, the Company made a payment of $100 on the 2019 Term Loan. The interest rate applicable to the 2019 Term Loan is, at the Company's option, either (a) a base rate plus an applicable margin equal to 1.50% or (b) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.50%.

As of March 31, 2023, the Company had $985 of principal outstanding under the $1,100 term loan (the "2021 Term Loan") with a maturity date of January 3, 2029. During the three months ended March 31, 2023, the Company made a payment of $100 on the 2021 Term Loan. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 1.75% or (2) Stock Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.75%.

The interest rate applicable to borrowings under the $500 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25%, or (2) a Eurocurrency rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25%.

Swap activity

As of March 31, 2023, the Company had a four-year interest rate swap with respect to $720 of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a fixed rate of 3.64% per annum. Accordingly, the Company's fixed interest rate per annum on the swapped $720 notional value of the 2019 Term Loan is 3.64% through its maturity. The remaining $307 of the 2019 Term Loan balance will bear interest based on one-month LIBOR plus 250 basis points, but the rate will fluctuate as LIBOR fluctuates.

During the three months ended March 31, 2023, the Company began a five-year interest rate swap on the 2021 Term Loan exchanging one-month LIBOR for a rate of 3.46%. Accordingly, the Company's fixed interest rate per annum on the swapped $400 notional value of the 2021 Term Loan is 3.46% through its maturity. The remaining $585 of the 2021 Term Loan balance will bear interest based on one-month LIBOR plus 275 basis points, but the rate will fluctuate as LIBOR fluctuates. Refer to Note 8 - "Derivatives" for additional information.

At March 31, 2023 and December 31, 2022, the Company had no amounts outstanding under the Revolving Credit Facility, and $446 was available for both March 31, 2023 and December 31, 2022, after giving effect to $54 of outstanding letters of credit for both periods.

As of March 31, 2023 and December 31, 2022, the Company was in compliance with all applicable debt covenants.

Senior notes

4.125% Senior Notes

During 2021, the Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (the “4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The Company repurchased $13 of the 4.125% Senior Notes in September 2022 and the balance as of March 31, 2023 was $337.

4.750% Senior Notes

During 2021, the Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes") issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries. The Company repurchased $23 of the 4.750% Senior Notes in September 2022 and the balance as of March 31, 2023 was $277.

The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of March 31, 2023 and December 31, 2022.

Other obligations

As of March 31, 2023 and December 31, 2022, the Company had $6 and $6 in notes outstanding, respectively, for working capital purposes and the acquisition of equipment and vehicles.

Note 11. Income Taxes

The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, and discrete items. The Company’s effective tax rate was 30.6% and 71.3% for the three months ended March 31, 2023 and 2022, respectively. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the three months ended March 31, 2023 and 2022 is due to nondeductible permanent items, state taxes, and the reversal of the Company’s indefinite reinvestment assertion.

As of March 31, 2023, the Company’s deferred tax assets included a valuation allowance of $101 primarily related to certain net operating loss, capital loss, and tax credit carryforwards of the Company’s foreign subsidiaries. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of March 31, 2023, the Company had gross federal, state, and foreign net operating loss carryforwards of approximately $0, $21, and $105, respectively. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2027. The foreign net operating losses generally have carryback periods of three years, carryforward periods of twenty years, or are indefinite, and begin to expire in 2036.

The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities in the condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the total gross unrecognized tax benefits were $7 and $8, respectively. The Company had accrued gross interest and penalties as of March 31, 2023 and December 31, 2022 of $2 and $2, respectively. During the three months ended March 31, 2023 and 2022, the Company did not recognize net interest expense.

If all of the Company’s unrecognized tax benefits as of March 31, 2023 were recognized, $9 would impact the Company’s effective tax rate. The Company expects $1 of unrecognized tax benefits to expire in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. As of March 31, 2023, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2014. There are various other audits in state and foreign jurisdictions. No adjustments have been proposed and the Company does not expect the results of the audits to have a material impact on the Interim Statements.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which includes changes to the U.S. corporate income tax system, including a 15% minimum tax based on “adjusted financial statement income” for certain large corporations which is effective for taxable years beginning after December 31, 2022, and a 1% excise tax on share repurchases after December 31, 2022. While these tax law changes are not expected to have a material adverse effect on the Company's results of operations going forward, it is unclear how this legislation will be implemented by the U.S. Department of Treasury and what, if any, impact it will have on the Company's effective tax rate. The Company will continue to evaluate the impact of the Inflation Reduction Act as further information becomes available.

Note 12. Employee Benefit Plans

Multiemployer pension plans

Certain subsidiaries of the Company contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within costs of revenues on the condensed consolidated statements of operations. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time and the plans in which they participate vary depending upon the location, the number of ongoing projects, and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $23 and $24 during the three months ended March 31, 2023 and 2022, respectively.

Defined benefit pension plans

The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants and frozen for accrual of future service.

The components of the net periodic pension benefit for the defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2023	2022
Service cost	$1	$2
Interest cost	15	9
Expected return on plan assets	(18)	(20)
Net periodic pension benefit	$(2)	$(9)

Profit sharing plans

The Company has a trustee-administered profit sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors, which may be settled in shares of the Company's common stock or in cash. In connection with these plans, the Company recognized $5 and $3 in expense during the three months ended March 31, 2023 and 2022, respectively.

Employee stock purchase plan

Most of the Company’s employees in the U.S. and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. The Company recognized $2 and $1 of expense during the three months ended March 31, 2023 and 2022, respectively.

Note 13. Related-Party Transactions

The Company incurred advisory fees of $1 during the three months ended March 31, 2023 and 2022, payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors. In addition, dividends for Series A Preferred Stock were declared as of December 31, 2021 and settled in shares during January 2022. The Company issued 7,539,697 shares in January 2022 to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company's Board of Directors.

During 2022, the Company issued and sold 800,000 shares of the Company’s 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $800. Of the 800,000 shares issued and sold, 200,000 shares were sold to Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), which is the aggregate owner of more than 5% of the Company's outstanding stock. The Company declared dividends of 124,573 and 129,867 shares of common stock on the Series B Preferred Stock held by the Viking Purchasers during the three months ended March 31, 2023 and 2022, respectively.

The Company has entered into sales contracts with Royal Oak Enterprises, an entity controlled by a co-chair of the Company's Board of Directors, and recorded $2 in net revenues for the three months ended March 31, 2023, respectively, and as of March 31, 2023 had $4 in accounts receivable, net of allowances.

From time to time, the Company also enters into other immaterial related-party transactions.

NOTE 14. Commitments and contingencies

The Company is involved in various litigation matters and is subject to claims from time to time from customers and various government entities. While it is not feasible to determine the outcome of any of these uncertainties, it is the opinion of management that their outcomes will not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Environmental obligations

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

The outstanding liability for these obligations was $18 and $16, and was included in other noncurrent liabilities on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

NOTE 15. SHAREHOLDERS’ EQUITY and REdeemable convertible preferred stock

Shareholders' equity

Series A Preferred Stock

The Company has 4,000,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2023 ("Series A Preferred Stock"). The Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis on the last day of 2026. The holders of the Series A Preferred Stock are entitled to receive an annual dividend in the form of common stock or cash, at the Company’s sole option, based on the increase in the market price of the Company’s common stock.

Stock repurchases

The Company is authorized to purchase up to an aggregate of $250 of shares of the Company’s common stock pursuant to the stock repurchase program ("SRP"), which will expire on February 29, 2024 unless otherwise modified or terminated by the Company's Board of Directors. The SRP authorizes open market, private, and accelerated share repurchase transactions. During the three months ended March 31, 2023 and 2022, the Company repurchased 541,316 and 531,431 shares of common stock for aggregate payments of approximately $12 and $11, respectively. As of March 31, 2023, the Company had approximately $195 of authorized repurchases remaining under the SRP.

Redeemable Convertible Preferred Stock

Series B Preferred Stock

During 2022, the Company authorized, issued, and sold, for an aggregate purchase price of $800, 800,000 shares of the Company’s 5.5% Series B Preferred Stock, par value $0.0001 per share. The holders of the Series B Preferred Stock are entitled to dividends at the rate of 5.5% per annum, payable in cash or the Company’s common stock, at the Company's election. The Series B Preferred Stock ranks senior to the Company's common stock and Series A Preferred Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company. The Series B Preferred Stock is classified as redeemable convertible preferred stock on the condensed consolidated balance sheets due to a provision that a change in control or de-listing of the Company could require the Company to redeem the Series B Preferred Stock for cash at the election of the holder.

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

Dividends

The holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% as and when declared by the Board of Directors, prior and in preference to any declaration or payment of any dividend on the Company's common stock and Series A Preferred Stock. Series B Preferred Stock dividends are cumulative and accrued quarterly, in cash or in common stock, based on an annual 5.5% dividend rate. The Company declared a Series B Preferred Stock dividend of $11 or 584,584 shares of common stock in December 2022 and issued the shares in January 2023. The Company declared and issued a Series B Preferred Stock dividend of $11 or 498,293 shares of common stock and $11 or 519,469 shares of common stock during the three months ended March 31, 2023 and 2022, respectively. If regular dividends are to be paid in shares of common stock, then each holder shall be entitled to receive such number of whole shares of common stock as is determined by dividing the pro rata amount of regular dividends to which a holder is entitled by the average price per share of common stock over the dividend determination period from dividend notice until the payment date.

Note 16. Earnings Per Share

Net income is allocated between the Company’s common shares and other participating securities based on their participation rights. The Series A Preferred Stock and Series B Preferred Stock represent participating securities. Earnings attributable to Series A Preferred Stock and Series B Preferred Stock are not included in earnings attributable to common shares in calculating earnings per common share (the two-class method). For periods of net loss, there is no impact from the two-class method on earnings per common share (“EPS”) as net loss is allocated to common shares because Series A Preferred Stock and Series B Preferred Stock shares are not contractually obligated to share the loss.

The following table sets forth the computation of EPS using the two-class method. The dilutive effect of outstanding Series A Preferred Stock, Series B Preferred Stock, the Series A Preferred Stock dividend, and the Series B Preferred Stock dividend is reflected in diluted EPS using the if-converted method and options, restricted shares, and performance shares are reflected using the treasury stock method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Series A Preferred Stock, Series B Preferred Stock, restricted and performance shares, and stock options are anti-dilutive. (Amounts in millions, except share and per share amounts.)

	Three Months Ended March 31,
	2023	2022
Basic earnings (loss) per common share:
Net income (loss)	$26	$(7)
Less income attributable to Series A Preferred Stock	(1)	—
Less income attributable to Series B Preferred Stock	(2)	—
Less stock dividend attributable to Series B Preferred Stock	(11)	(11)
Net income (loss) attributable to common shareholders	$12	$(18)

Weighted average shares outstanding - basic	234,386,758	232,237,099
Income (loss) per common share - basic	$0.05	$(0.08)

Diluted earnings (loss) per common share:
Net income (loss)	$26	$(7)
Less income attributable to Series A Preferred Stock	(1)	—
Less stock dividend attributable to Series B Preferred Stock	(11)	(11)
Net income (loss) attributable to common shareholders - diluted	$14	$(18)

Weighted average shares outstanding - basic	234,386,758	232,237,099
Dilutive securities: (1)
Restricted stock units, warrants, and stock options	265,515	—
Shares issuable upon conversion of Series B Preferred Shares	32,520,000	—
Weighted average shares outstanding - diluted	267,172,273	232,237,099
Income (loss) per common share - diluted	$0.05	$(0.08)

1.
The following items were excluded from the calculation of diluted shares as their inclusion would be anti-dilutive:
a.
For the three months ended March 31, 2023 and 2022, 4,000,000 shares of Series A Preferred Stock, which are convertible to the same number of common shares.
b.
For the three months ended March 31, 2022, 800,000 shares of Series B Preferred Stock, which are convertible to 32,520,000 common shares.

c.
For the three months ended March 31, 2022, 162,500 stock options to purchase the same number of common shares.
d.
For the three months ended March 31, 2022, 2,378,318 time-based and performance-based restricted stock units.

Note 17. SEgment information

The Company manages its operations under two operating segments which represent the Company’s two reportable segments: Safety Services and Specialty Services. This structure is generally focused on various businesses related to contracting services and maintenance of industrial and commercial facilities. Both reportable segments derive their revenues from installation, inspection, maintenance, service and repair, retrofitting and upgrading, engineering and design, distribution, fabrication, and various types of other services in over 20 countries.

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

The accounting policies of the reportable segments are the same as those described in Note 1 – “Basis of Presentation and Significant Accounting Policies.” All intercompany transactions and balances are eliminated in consolidation. Intercompany revenues and costs between entities within a reportable segment are eliminated to arrive at segment totals and eliminations between segments are separately presented. Corporate results include amounts related to corporate functions such as administrative costs, professional fees, acquisition-related transaction costs (exclusive of acquisition integration costs, which are included within the segment results of the acquired businesses), and other discrete items.

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

Summarized financial information for the Company’s reportable segments is presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income (loss) to EBITDA:

	Three Months Ended March 31, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,191	$430	$(7)	$1,614
EBITDA Reconciliation
Operating income (loss)	$96	$—	$(23)	$73
Plus:
Investment income and other, net	—	2	—	2
Non-service pension benefit	3	—	—	3
Loss on extinguishment of debt, net	—	—	(3)	(3)
Depreciation	6	12	1	19
Amortization	41	13	1	55
EBITDA	$146	$27	$(24)	$149
Total assets	$6,001	$1,247	$518	$7,766
Capital expenditures	5	15	1	21

	Three Months Ended March 31, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,074	$412	$(15)	$1,471
EBITDA Reconciliation
Operating income (loss)	$63	$(7)	$(63)	$(7)
Plus:
Investment income and other, net	—	1	(1)	$—
Non-service pension benefit	11	—	—	$11
Depreciation	7	12	—	$19
Amortization	42	14	1	$57
EBITDA	$123	$20	$(63)	$80
Total assets	$6,423	$1,254	$465	$8,142
Capital expenditures	6	6	—	12

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These forward-looking statements are based on beliefs and assumptions as of the date such statements are made and are subject to risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “expect”, “anticipate”, “project”, “will”, “should”, “believe”, “intend”, “plan”, “estimate”, “potential”, “target”, “would”, and similar expressions, although not all forward-looking statements contain these identifying terms.

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
•
our expectations regarding the acquisition (the "Chubb Acquisition") of the Chubb fire and security business (the "Chubb business" or "Chubb"), including the operational challenges and the expected benefits of the acquisition and future growth, expansion, cross-selling and other value creation opportunities; and
•
our beliefs regarding the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity.

These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report and in our Annual Report on Form 10-K, filed on March 1, 2023, including those described under “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in such Form 10-K, and other filings we make with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the following:

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
•
our expectations regarding the acquisition of the Chubb business, including the expected benefits of the acquisition and future value creation opportunities; and
•
our compliance with certain financial maintenance covenants in our credit agreement and the effect on our liquidity of any failure to comply with such covenants.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section should be read in conjunction with the interim unaudited condensed consolidated financial statements (the "Interim Statements") and related notes included in this quarterly report, and the Company's 2022 audited annual consolidated financial statements, the related notes thereto and under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other disclosures contained in our Annual Report on Form 10-K, including financial results for the year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under the “Cautionary Note Regarding Forward Looking Statements” section of this quarterly report.

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

For financial information about our operating segments, see Note 17 – “Segment Information” to our condensed consolidated financial statements included herein.

Recent Developments and Certain Factors and Trends Affecting our Results of Operations

Restructuring

During 2022, we announced our multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs through fiscal year 2024.

Since the Chubb Acquisition, we have incurred pre-tax restructuring costs within the Safety Services segment of $30 million in connection with the Chubb restructuring program. In total, we estimate that we will recognize approximately $105 million of restructuring costs related to the Chubb restructuring program by the end of fiscal year 2024.

For additional information about our restructuring activity, see Note 4 – “Restructuring" to our condensed consolidated financial statements included herein.

Economic, Industry and Market Factors

We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect their planned capital and maintenance budgets in certain end markets. Market, regulatory and industry factors could affect demand for our services. Availability of transportation and transmission capacity and fluctuations in market prices for energy and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, have resulted, and may continue to result, in lower proposals and lower profit on the services we provide. In the face of increased pricing pressure on key materials, such as steel, or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. Increased competition for skilled labor resources and higher labor costs can reduce our profitability and impact our ability to deliver timely service to our customers. We have experienced supply chain disruptions, which have negatively impacted the source and supply of materials needed to perform our work. In addition, fluctuations in foreign currencies may have an impact on our financial position and results of operations. However, we believe that our exposure to transactional gains or losses resulting from changes in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In cases where operational transactions represent a material currency risk, we generally enter into cross-currency swaps. Refer to Note 8 - "Derivatives" to our condensed consolidated financial statements included in this quarterly report for additional information on our hedging activities. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.

Effect of Seasonality and Cyclical Nature of Business

Our net revenues and results of operations can be subject to variability stemming from seasonal and other variations. Seasonal variations can be influenced by weather conditions impacting customer spending patterns, contract award seasons, and project schedules, as well as the timing of holidays. Consequently, net revenues for our businesses are typically lower during the first quarter due to the prevalence of unfavorable weather conditions within our North American operations, which can cause project delays and affect productivity.

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

Recent Accounting Pronouncements

A summary of recent accounting pronouncements is included in Note 2 – “Recent Accounting Pronouncements” to our condensed consolidated financial statements included herein.

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

Loss on extinguishment of debt, net

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

Critical Accounting Policies and Estimates

For information regarding our Critical Accounting Policies, see the “Critical Accounting Policies” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations

The following is a discussion of our financial condition and results of operations during the three months ended March 31, 2023 and the three months ended March 31, 2022.

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

	Three Months Ended March 31,		Change
($ in millions)	2023	2022	$	%
Net revenues	$1,614	$1,471	$143	9.7%
Cost of revenues	1,189	1,095	94	8.6%
Gross profit	425	376	49	13.0%
Selling, general, and administrative expenses	352	383	(31)	(8.1)%
Operating income (loss)	73	(7)	80	NM
Interest expense, net	37	27	10	37.0%
Loss on extinguishment of debt, net	3	—	3	NM
Non-service pension benefit	(3)	(11)	(8)	(72.7)%
Investment income and other, net	(2)	—	(2)	NM
Other expense, net	35	16	19	118.8%
Income (loss) before income taxes	38	(23)	61	NM
Income tax provision (benefit)	12	(16)	28	NM
Net income (loss)	$26	$(7)	$33	NM

NM = Not meaningful

Net revenues

Net revenues for the three months ended March 31, 2023 were $1,614 million compared to $1,471 million for the same period in 2022, an increase of $143 million or 9.7%. The increase in net revenues was primarily driven by growth within our Safety Services and Specialty Services segments. In addition, the increase in net revenues was driven by growth in inspection, service, and monitoring revenue. This increase was partially offset by the impact of foreign currency exchange rates.

Gross profit

The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2023	2022	$	%
Gross profit	$425	$376	$49	13.0%
Gross margin	26.3%	25.6%

Our gross profit for the three months ended March 31, 2023 was $425 million compared to $376 million for the same period in 2022, an increase of $49 million, or 13.0%. Gross margin was 26.3%, an increase of 70 basis points compared to prior year, primarily due to disciplined project and customer selection within our Safety Services and Specialty Services segments, as well as an improved mix of inspection, service, and monitoring revenue, which generates higher margins.

Operating expenses

The following table presents operating expenses and operating margin (operating income (loss) as a percentage of net revenues) for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2023	2022	$	%
Selling, general, and administrative expenses	$352	$383	$(31)	(8.1)%
SG&A expenses as a % of net revenues	21.8%	26.0%
Operating margin	4.5%	(0.5)%

SG&A expenses (excluding amortization) (Non-GAAP)	$304	$329	$(25)	(7.6)%
SG&A expenses (excluding amortization) as a % of net revenues (Non-GAAP)	18.8%	22.4%

Selling, general, and administrative expenses

Our SG&A expenses for the three months ended March 31, 2023 were $352 million compared to $383 million for the same period in 2022, a decrease of $31 million. SG&A expenses as a percentage of net revenues was 21.8% during the three months ended March 31, 2023 compared to 26.0% for the same period in 2022. The decrease was driven by lower acquisition and integration related expenses incurred in the three months ended March 31, 2023 compared to the same period in the prior year. The decrease in the three months ended March 31, 2023 was partially offset by changes in estimates to acquired liabilities. The decrease in SG&A expenses as a percentage of net revenues was primarily attributable to a higher volume of revenues while operating expenses decreased compared to the same period in the prior year as explained above. Our SG&A expenses excluding amortization for the three months ended March 31, 2023 were $304 million, or 18.8% of net revenues, compared to $329 million, or 22.4% of net revenues, for the same period of 2022 primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Interest expense, net

Interest expense was $37 million and $27 million for the three months ended March 31, 2023 and 2022, respectively. The increase in interest expense was primarily due to higher interest rates on our floating interest rate debt in the current year, partially offset by a decrease in the outstanding principal amounts of our floating rate debt.

Loss on extinguishment of debt, net

During the three months ended March 31, 2023, we made payments of $100 million and $100 million of the outstanding principal amount of the 2019 Term Loan and 2021 Term Loan, respectively. In connection with the payments, we recognized a net loss on debt extinguishment of $3 million.

Non-service pension benefit

The non-service pension benefit was $3 million and $11 million for the three months ended March 31, 2023 and 2022, respectively. The change was due to higher interest costs due to higher discount rates and lower expected return on asset benefit compared to the same period of the prior year.

Investment income and other, net

Investment income and other, net was $2 million and $0 million for the three months ended March 31, 2023 and 2022, respectively. The increase in investment income was primarily due to an increase in earnings from joint ventures.

Income tax provision (benefit)

The income tax provision for the three months ended March 31, 2023 was $12 million compared to a benefit of $16 million in the same period of the prior year. This change was driven by generated income before taxes in the three months ended March 31, 2023 compared to a loss before taxes for the same period in 2022, as well as the reversal of the permanent reinvestment assertion, which drove $9 million of the benefit in 2022. The effective tax rate for the three months ended March 31, 2023 was 30.6%, compared to 71.3% in the same period of 2022. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, state taxes, and the reversal of our indefinite reinvestment assertion.

Net income (loss) and EBITDA

The following table presents net income (loss) and EBITDA for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2023	2022	$	%
Net income (loss)	$26	$(7)	$33	NM
EBITDA (non-GAAP)	149	80	69	86.3%
Net income (loss) as a % of net revenues	1.6%	(0.5)%
EBITDA as a % of net revenues	9.2%	5.4%

NM = Not meaningful

Our net income for the three months ended March 31, 2023 was $26 million compared to a loss of $7 million for the same period in 2022, an increase of $33 million. The improvement primarily resulted from growth within our Safety Services and Specialty Services segments, disciplined project and customer selection, and an improved mix of inspection, service, and monitoring revenue. The increase was also due to a higher volume of revenues while operating expenses decreased driven by lower acquisition and integration related expenses. Net income as a percentage of net revenues for the three months ended March 31, 2023 and 2022 was 1.6% and (0.5)%, respectively. EBITDA for the three months ended March 31, 2023 was $149 million compared to $80 million for the same period in 2022, an increase of $69 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Operating Segment Results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022

	Net Revenues
	Three Months Ended March 31,		Change
($ in millions)	2023	2022	$	%
Safety Services	$1,191	$1,074	$117	10.9%
Specialty Services	430	412	18	4.4%
Corporate and Eliminations	(7)	(15)	NM	NM
	$1,614	$1,471	$143	9.7%

	Operating Income (Loss)
	Three Months Ended March 31,		Change
($ in millions)	2023	2022	$	%
Safety Services	$96	$63	$33	52.4%
Safety Services operating margin	8.1%	5.9%
Specialty Services	$—	$(7)	$7	100.0%
Specialty Services operating margin	0.0%	(1.7)%
Corporate and Eliminations	$(23)	$(63)	NM	NM
	$73	$(7)	$80	NM

	EBITDA
	Three Months Ended March 31,		Change
($ in millions)	2023	2022	$	%
Safety Services	$146	$123	$23	18.7%
Safety Services EBITDA as a % of net revenues	12.3%	11.5%
Specialty Services	$27	$20	$7	35.0%
Specialty Services EBITDA as a % of net revenues	6.3%	4.9%
Corporate and Eliminations	$(24)	$(63)	NM	NM
	$149	$80	$69	86.3%

NM = Not meaningful

The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Safety Services

Safety Services net revenues for the three months ended March 31, 2023 increased by $117 million or 10.9% compared to the same period in the prior year. The increase was primarily driven by increased inspection, service, and monitoring revenue and contract revenue within our Life Safety businesses. This increase was also due to continued strength in our end markets and strategic pricing improvements. This increase was partially offset by impacts of foreign currency exchange rates.

Safety Services operating margin for the three months ended March 31, 2023 and 2022 was approximately 8.1% and 5.9%, respectively. The increase was primarily the result of disciplined project and customer selection in our service business. The increase was also driven by lower acquisition and integration related expenses incurred in the three months ended March 31, 2023 compared to the same period in the prior year. Safety Services EBITDA as a percentage of net revenues for the three months ended March 31, 2023 and 2022 was approximately 12.3% and 11.5%, respectively. This increase was primarily related to the factors discussed above.

Specialty Services

Specialty Services net revenues for the three months ended March 31, 2023 increased by $18 million or 4.4% compared to the same period in the prior year. The increase was primarily driven by increased activity in the infrastructure and utility markets for emergency service work during the three months ended March 31, 2023 compared to the same period in the prior year.

Specialty Services operating margin for the three months ended March 31, 2023 and 2022 was approximately 0.0% and (1.7)%, respectively. The increase was primarily the result of disciplined project and customer selection in the infrastructure market during the three months ended March 31, 2023. This increase was also attributable to a higher volume of projects while certain indirect costs remained consistent with prior periods. Specialty Services EBITDA as a percentage of net revenues for the three months ended March 31, 2023 and 2022 was approximately 6.3% and 4.9%, respectively, due to the factors discussed above.

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

The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization) for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Reported SG&A expenses	$352	$383
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(48)	(54)
SG&A expenses (excluding amortization)	$304	$329

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

The following table presents a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Reported net income (loss)	$26	$(7)
Adjustments to reconcile net income (loss) to EBITDA:
Interest expense, net	37	27
Income tax provision (benefit)	12	(16)
Depreciation	19	19
Amortization	55	57
EBITDA	$149	$80

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, our access to our $500 million five-year senior secured revolving credit facility (the "Revolving Credit Facility") and the proceeds from debt offerings. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, and inflation, over which we have no control.

As of March 31, 2023, we had $809 million of total liquidity, comprising $363 million in cash and cash equivalents and $446 million ($500 million less outstanding letters of credit of approximately $54 million, which reduce availability) of available borrowings under our Revolving Credit Facility.

During 2022, we issued and sold 800,000 shares of Series B Preferred Stock (defined below) for an aggregate purchase price of $800 million, and entered into an amendment to our credit agreement. As part of this amendment, we incurred a $1,100 million seven-year incremental term loan ("2021 Term Loan"), the Revolving Credit Facility was upsized by $200 million to $500 million, the maturity date of the Revolving Credit Facility was extended five years, and the letter of credit sublimit was increased by $100 million to $250 million.

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

In 2022, our Board of Directors authorized a stock repurchase program, authorizing the purchase of up to an aggregate of $250 million of common stock through February 2024. During the three months ended March 31, 2023, we repurchased 541,316 shares of common stock for aggregate payments of approximately $12 million under this stock repurchase program, leaving approximately $195 million of authorized repurchases.

Cash Flows

The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2023	2022
Net cash used in operating activities	$(1)	$(118)
Net cash used in investing activities	(27)	(2,884)
Net cash (used in) provided by financing activities	(216)	1,831
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	2	(2)
Net decrease in cash, cash equivalents, and restricted cash	$(242)	$(1,173)
Cash, cash equivalents, and restricted cash, end of period	$365	$318

Net Cash Used in Operating Activities

Net cash used in operating activities was $1 million for the three months ended March 31, 2023 compared to $118 million for the same period in 2022. The decrease in cash used in operating activities is primarily due to an increase in net income in the period. This decrease in cash used is also driven by lower working capital needs associated with the various services we provided in the three months ended March 31, 2023 compared to the same period of the prior year. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed. The decrease in cash used in operating activities in the current year is also due to a one-time contribution to an assumed pension plan of $27 million during the three months ended March 31, 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $27 million for the three months ended March 31, 2023 compared to $2,884 million for the same period in 2022. During 2022, we completed the Chubb Acquisition resulting in the use of $2,875 million for acquisitions during the three months ended March 31, 2022 compared to $10 million for the same period in 2023. The decrease in cash used in investing activities in the current year was partially offset by an increase in purchases of property and equipment. We purchased $21 million and $12 million of property and equipment during the three months ended March 31, 2023 and 2022, respectively.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $216 million for the three months ended March 31, 2023 compared to $1,831 million provided by financing activities for the same period in 2022. The decrease in cash provided by financing activities was primarily driven by equity and debt issuances in the three months ended March 31, 2022 related to the Chubb Acquisition. In the three months ended March 31, 2022, cash provided by financing activities was higher due to $1,101 million of proceeds from the issuance of the 2021 Term Loan and other debt, and $797 million of proceeds from the issuance of Series B Preferred Stock. The decrease in cash provided by financing activities in the three months ended March 31, 2023 was also driven by $202 million of payments on long-term borrowings.

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

The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of March 31, 2023 was 2.26:1.00.

During the three months ended March 31, 2023, we repaid an aggregate amount of $200 million, $100 million to each of the 2019 Term Loan and 2021 Term Loan. As a result, the 2019 Term Loan and the 2021 Term Loan have remaining principal amounts of $1,027 million and $985 million, respectively. We had no amounts outstanding under the Revolving Credit Facility, under which $446 million was available after giving effect to $54 million of outstanding letters of credit, which reduces availability.

Senior Notes

On June 22, 2021, APi Group DE completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay a previously outstanding term loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. As of March 31, 2023, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.

On October 21, 2021, APi Escrow Corp, a wholly-owned subsidiary of the Company, completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb Acquisition. As of March 31, 2023, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.

Debt Covenants

We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes and Credit Agreement as of March 31, 2023 and December 31, 2022.

Issuance of Series B Preferred Stock

During 2022, we issued and sold 800,000 shares of our 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock"), for an aggregate purchase price of $800 million, pursuant to securities purchase agreements entered into on July 26, 2021 with certain investors. The net proceeds from the Series B Preferred Stock issuance were used to fund a portion of the consideration for the Chubb Acquisition.

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

Material Cash Requirements from Known Contractual and Other Obligations

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the Interim Statements and expected to be satisfied using cash generated from operations:

•
Operating and Finance Leases – See Note 11 – "Leases" in the Annual Report on Form 10-K filed on March 1, 2023. We have not had material changes to our lease obligations during the three months ended March 31, 2023.
•
Debt – See Note 10 – "Debt" for future principal payments and interest rates on our debt instruments.
•
Tax Obligations – See Note 11 – "Income Taxes."
•
Pension obligations – See Note 12 – "Employee Benefit Plans."

We make investments in our properties and equipment to enable continued expansion and effective performance of our business. Our capital expenditures are expected to be approximately 1.5% of annual net revenues.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of March 31, 2023, our outstanding variable interest rate debt was primarily related to our 2019 Term Loan and our 2021 Term Loan. As of March 31, 2023, we had $1,027 million outstanding on the 2019 Term Loan and $985 million outstanding on the 2021 Term Loan. To mitigate increases in variable interest rates, we have a four-year interest rate swap with respect to $720 million of notional value of the 2019 Term Loan, exchanging one-month LIBOR for a rate of 3.64% per annum. This expense will be offset by the amortization through October 2024 of the remaining gain of $26 million recognized from the termination of the previously outstanding $720 million notional amount interest rate swap resulting in an effective rate on the $720 million of notional value of the 2019 Term Loan of 3.97%. The remaining floating $307 million of our 2019 Term Loan balance will bear interest based on one-month LIBOR plus 250 basis points. We have five-year interest rate swaps with respect to $400 million of the notional value of the 2021 Term Loan, exchanging one-month LIBOR for a rate an average fixed rate of 3.46%. The 2021 Term Loan balance will bear interest based on one-month LIBOR plus 275 basis points, but the rate will fluctuate as LIBOR fluctuates. As of March 31, 2023, excluding letters of credit outstanding of $54 million, we had no amounts of outstanding revolving loans under our Credit Agreement.

A 100-basis point increase in the applicable interest rates under our credit facilities (including the unhedged portions of our 2019 Term Loan and 2021 Term Loan debt) would have increased our interest expense by approximately $4 million for the three months ended March 31, 2023.

While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis. The ICE Benchmark Administration intends to cease the publication of U.S. dollar LIBOR for all tenors (excluding one-week and two-month) on June 30, 2023. The discontinuation of the one-month LIBOR after 2023 and the replacement with an alternative reference rate, such as the Secured Overnight Financing Rate, may adversely impact interest rates and our interest expense could increase.

Foreign currency risk

We have operations in over 20 countries globally. Revenues generated from foreign operations represented approximately 40% of our consolidated net revenues for the three months ended March 31, 2023. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the three months ended March 31, 2023. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment income and other, net, in the condensed consolidated statements of operations and were a gain (loss) of $0 million and ($1) million three months ended March 31, 2023 and 2022, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation gains (losses) totaled approximately $14 million and ($59) million for the three months ended March 31, 2023 and 2022, respectively.

Our exposure to fluctuations in foreign currency exchange rates may continue to increase in the future if we continue to expand our operations outside of the U.S. We seek to manage foreign currency exposure by minimizing our consolidated net assets and liability positions in currencies other than the functional currency of our foreign subsidiaries. However, we believe that our exposure to transactional gains or losses resulting from fluctuations in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In order to manage foreign currency risk related to transactions in foreign currencies and the Chubb business intercompany financing structure, we entered into cross-currency swaps to manage the foreign currency risk of certain intercompany loans. We also occasionally use foreign currency contracts as a way to mitigate foreign currency exposure.

Other market risk

We are also exposed to market risks impacting our customer base due to the potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain ongoing discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, management believes it takes appropriate action to manage market and other risks, but there is no assurance management will be able to reasonably identify all risks with respect to the collectability of these assets. See also “Revenue Recognition from Contracts with Customers” under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of March 31, 2023 due to the material weaknesses in internal control over financial reporting described below, which were previously disclosed in Item 9A. “Controls and Procedures” of our Form 10-K for the year ended December 31, 2022.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2023 due to the material weaknesses in internal control over financial reporting identified and further described below.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We continue to have previously identified control deficiencies that are not remediated as of March 31, 2023 related to user access controls related to an information technology system which resulted from insufficient risk assessment and ineffective operation of process level controls over revenue recognition, which resulted from insufficient training. As a result of the user access control deficiencies, process level controls at certain entities that use information from the affected system cannot be relied upon. These control deficiencies constitute material weaknesses in our internal control over financial reporting as of March 31, 2023.

Ongoing Remediation Plan

Management has undertaken various steps to continue remediating such control deficiencies and has seen improved results versus December 31, 2022. Steps taken by us during the three months ended March 31, 2023 include the following:

•
Reduced privileged access to those accounts necessary to carry on system activities; and
•
Established weekly and monthly monitoring of privileged access activity.

We plan to continue our efforts to strengthen our internal control over financial reporting and are committed to ensuring that such controls are operating effectively. We are implementing process and control improvements to address the above material weakness as follows:

•
We will conduct additional training with control owners and reviewers within operations and finance with a specific focus on sufficient documentation and evidence in the execution of the controls; and
•
We will conduct an evaluation of information technology general controls ("ITGCs") and related policies, with a focus on risk assessment procedures and controls related to access to information technology ("IT") systems and implement an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes.

As anticipated, a remediation effort of this magnitude takes multiple years to complete and we have made significant progress with the Company’s multi-year remediation plans. Based on this progress, management believes full remediation of current material weaknesses can be achieved by year end. In addition, under the direction of the Audit Committee of the Board of Directors, we will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to refine policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company.

The material weaknesses in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. There is no assurance that the remediation will be fully effective. As described above, these material weaknesses have not been remediated as of the filing date of this quarterly report. If these remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

Changes in Internal Control over Financial Reporting

We are executing our remediation plans to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Other than changes described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk factors

There have been no material changes to our risk factors contained in Part I, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company's purchase of equity securities during the three months ended March 31, 2023:

During the Three Months Ended March 31, 2023	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2023 - January 31, 2023	32,754	$18.73	32,754	$205
February 1, 2023 - February 28, 2023	—	—	—	—
March 1, 2023 - March 31, 2023	508,562	21.63	508,562	195
Total	541,316	$21.45	541,316	$195

(1)
During 2022, we announced that our Board of Directors authorized a stock repurchase program (“SRP”) to purchase up to an aggregate of $250 million of shares of our common stock. Acquisitions pursuant to the SRP may be made from time to time through a combination of open market repurchases in compliance with Rule 10b-18 under the Exchange Act, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions, at our discretion, as permitted by securities laws and other legal requirements. In connection with the SRP, we may enter into Rule 10b5-1 trading plans which would generally permit us to repurchase shares at times when it might otherwise be prevented from doing so under the securities laws. The SRP will expire on February 29, 2024 unless otherwise modified or earlier terminated by our Board of Directors at any time in its sole discretion.

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

APi GROUP CORPORATION

May 4, 2023	/s/ Russell A. Becker
Russell A. Becker
Chief Executive Officer
(Duly Authorized Officer)

May 4, 2023	/s/ Kevin S. Krumm
Kevin S. Krumm
Chief Financial Officer
(Principal Financial Officer)