Form 10-Q
period 2023-06-30
APi Group Corp
filed 2023-08-03
CIK 1796209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 235,785,994 shares of common stock as of July 27, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APi Group Corporation

Condensed Consolidated Balance Sheets (Unaudited)

(In millions, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$368	$605
Accounts receivable, net of allowances of $4 and $3 at June 30, 2023 and December 31, 2022, respectively	1,318	1,313
Inventories	170	163
Contract assets	509	459
Prepaid expenses and other current assets	167	112
Total current assets	2,532	2,652

Property and equipment, net	418	407
Operating lease right of use assets	221	222
Goodwill	2,444	2,382
Intangible assets, net	1,703	1,784
Deferred tax assets	106	108
Pension and post-retirement assets	420	392
Other assets	130	144
Total assets	$7,974	$8,091

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$6	$206
Accounts payable	473	490
Contingent consideration and compensation liabilities	17	27
Accrued salaries and wages	296	337
Contract liabilities	491	463
Operating and finance leases	73	73
Other accrued liabilities	295	325
Total current liabilities	1,651	1,921

Long-term debt, less current portion	2,590	2,583
Pension and post-retirement obligations	38	40
Contingent consideration and compensation liabilities	8	6
Operating and finance leases	168	166
Deferred tax liabilities	351	340
Other noncurrent liabilities	124	111
Total liabilities	4,930	5,167

Commitments and contingencies (Note 14)

5.5% Series B Redeemable Convertible Preferred Stock, $0.0001 par value, 800,000 authorized shares, 800,000 shares issued and outstanding at June 30, 2023 and December 31, 2022; aggregate liquidation preference of $840	797	797

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock; $0.0001 par value, 500,000,000 authorized shares, 235,270,405 shares and 233,403,912 shares issued at June 30, 2023 and December 31, 2022, respectively (excluding 584,584 shares declared for stock dividend at December 31, 2022)	—	—
Additional paid-in capital	2,565	2,558
Accumulated deficit	(90)	(164)
Accumulated other comprehensive loss	(228)	(267)
Total shareholders’ equity	2,247	2,127
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$7,974	$8,091

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Operations (Unaudited)

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$1,771	$1,649	$3,385	$3,120
Cost of revenues	1,275	1,214	2,464	2,309
Gross profit	496	435	921	811
Selling, general, and administrative expenses	389	376	741	759
Operating income	107	59	180	52
Interest expense, net	38	28	75	55
Loss on extinguishment of debt, net	—	—	3	—
Non-service pension benefit	(3)	(11)	(6)	(22)
Investment income and other, net	(3)	(2)	(5)	(2)
Other expense, net	32	15	67	31
Income before income taxes	75	44	113	21
Income tax provision (benefit)	27	14	39	(2)
Net income	$48	$30	$74	$23
Net income attributable to common shareholders:
Stock dividend on Series B Preferred Stock	(11)	(11)	(22)	(22)
Net income attributable to common shareholders	$37	$19	$52	$1
Net income per common share:
Basic	$0.12	$0.06	$0.17	$0.01
Diluted	0.12	0.06	0.17	0.01
Weighted average shares outstanding:
Basic	235	233	235	233
Diluted	270	266	268	266

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$48	$30	$74	$23
Other comprehensive income (loss):
Fair value change - derivatives, net of tax benefit (expense) of ($5), ($8), ($2), and ($11), respectively	15	22	6	31
Foreign currency translation adjustment	27	(166)	41	(225)
Comprehensive income (loss)	$90	$(114)	$121	$(171)

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)

(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2022	4,000,000	$—	233,403,912	$—	$2,558	$(164)	$(267)	$2,127
Net income	—	—	—	—	—	26	—	26
Fair value change - derivatives	—	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	—	—	14	14
(Gain) loss on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Series B Preferred Stock dividend	—	—	1,082,877	—	—	—	—	—
Share repurchases	—	—	(541,316)	—	(12)	—	—	(12)
Profit sharing plan contributions	—	—	631,194	—	14	—	—	14
Share-based compensation and other, net	—	—	636,233	—	9	—	—	9
Balance, March 31, 2023	4,000,000	$—	235,212,900	$—	$2,569	$(138)	$(266)	$2,165
Net income	—	—	—	—	—	48	—	48
Fair value change - derivatives	—	—	—	—	—	—	15	15
Foreign currency translation adjustment	—	—	—	—	—	—	27	27
(Gain) loss on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Series B Preferred Stock dividend	—	—	436,992	—	—	—	—	—
Share repurchases	—	—	(428,688)	—	(11)	—	—	(11)
Share-based compensation and other, net	—	—	49,201	—	7	—	—	7
Balance, June 30, 2023	4,000,000	$—	235,270,405	$—	$2,565	$(90)	$(228)	$2,247

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, December 31, 2021	4,000,000	$—	224,625,193	$—	$2,560	$(237)	$—	$2,323
Net loss	—	—	—	—	—	(7)	—	(7)
Fair value change - derivatives	—	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	—	(59)	(59)
Series A Preferred Stock dividend	—	—	7,539,697	—	—	—	—	—
Series B Preferred Stock dividend	—	—	519,469	—	—	—	—	—
Share repurchases	—	—	(531,431)	—	(11)	—	—	(11)
Profit sharing plan contributions	—	—	622,655	—	15	—	—	15
Share-based compensation and other, net	—	—	413,029	—	8	—	—	8
Balance, March 31,2022	4,000,000	$—	233,188,612	$—	$2,572	$(244)	$(50)	$2,278
Net income	—	—	—	—	—	30	—	30
Fair value change - derivatives	—	—	—	—	—	—	22	22
Foreign currency translation adjustment	—	—	—	—	—	—	(166)	(166)
Series B Preferred Stock dividend	—	—	686,455	—	—	—	—	—
Share repurchases	—	—	(681,329)	—	(11)	—	—	(11)
Share-based compensation and other, net	—	—	24,584	—	3	—	—	3
Balance, June 30, 2022	4,000,000	$—	233,218,322	$—	$2,564	$(214)	$(194)	$2,156

See notes to condensed consolidated financial statements.

APi Group Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$74	$23
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38	38
Amortization	111	114
Restructuring charges	4	8
Deferred taxes	3	(11)
Share-based compensation expense	11	9
Profit-sharing expense	10	6
Non-cash lease expense	36	33
Net periodic pension benefit	(6)	(22)
Loss on extinguishment of debt, net	3	—
Other, net	(7)	12
Pension contributions	(2)	(27)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	12	(57)
Contract assets	(47)	(91)
Inventories	(6)	(19)
Prepaid expenses and other current assets	(50)	(25)
Accounts payable	(18)	34
Accrued liabilities and income taxes payable	(63)	(49)
Contract liabilities	21	29
Other assets and liabilities	(51)	(69)
Net cash provided by (used in) operating activities	73	(64)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(45)	(2,875)
Purchases of property and equipment	(46)	(34)
Proceeds from sales of property, equipment, and businesses	9	6
Net cash used in investing activities	(82)	(2,903)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,101
Payments on long-term borrowings	(204)	(31)
Payments of debt issuance costs	—	(25)
Repurchases of common stock	(23)	(22)
Proceeds from equity issuances	—	797
Payments of acquisition-related consideration	(3)	(1)
Restricted shares tendered for taxes	(2)	(1)
Net cash (used in) provided by financing activities	(232)	1,818
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	4	(9)
Net decrease in cash, cash equivalents, and restricted cash	(237)	(1,158)
Cash, cash equivalents, and restricted cash, beginning of period	607	1,491
Cash, cash equivalents, and restricted cash, end of period	$370	$333
Supplemental cash flow disclosures:
Cash paid for interest	$79	$48
Cash paid for income taxes, net of refunds	48	16
Accrued consideration issued in business combinations	4	—
Shares of common stock issued to profit sharing plan	14	13

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

Principles of consolidation

The accompanying interim unaudited condensed consolidated financial statements (the “Interim Statements”) include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These Interim Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheets as of December 31, 2022, were derived from audited financial statements for the year then ended but do not include all of the information and footnotes required by U.S. GAAP with respect to annual financial statements. In the opinion of management, the Interim Statements include all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the dates and periods presented. It is recommended that these Interim Statements be read in conjunction with the Company’s audited annual consolidated financial statements and accompanying footnotes thereto for the year ended December 31, 2022. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.

Cash, cash equivalents, and restricted cash

The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Restricted cash is reported as other current assets in the condensed consolidated balance sheets. Restricted cash reflects collateral against certain bank guarantees.

Investments

The Company holds investments in joint ventures, which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company’s share of earnings from the joint ventures was $2 and $1 during the three months ended June 30, 2023 and 2022, respectively, and $4 and $1 during the six months ended June 30, 2023 and 2022, respectively. The earnings are recorded within investment income and other, net in the condensed consolidated statements of operations. The investment balances were $6 and $4 as of June 30, 2023 and December 31, 2022, respectively, and are recorded within other assets in the condensed consolidated balance sheets.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has not adopted any additional accounting pronouncements since the 2022 audited annual consolidated financial statements. See the Company's Form 10-K filed on March 1, 2023 for information pertaining to the effects of recently adopted and other recent accounting pronouncements.

NOTE 3. BUSINESS COMBINATIONS

The Company regularly evaluates potential acquisitions that strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. Acquisitions are accounted for as business combinations using the acquisition method of accounting. As such, the Company makes a preliminary allocation of the purchase price to the tangible assets, identifiable intangible assets acquired, and liabilities assumed. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. The purchase price is allocated to acquired assets and liabilities assumed based upon their estimated fair values, with limited exceptions as permitted pursuant to U.S. GAAP, as determined based on estimates and assumptions deemed reasonable by the Company. The Company engages third-party valuation specialists to assist with the preparation of critical assumptions and calculations of the fair value of acquired tangible and intangible assets in connection with significant acquisitions. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Goodwill is attributable to the workforce of the acquired businesses, the complementary strategic fit and resulting synergies these businesses bring to existing operations, and the opportunities in new markets expected to be achieved from the expanded platform.

2023 Acquisitions

On June 30, 2023, the Company completed an acquisition included within the Safety Services segment. Consideration for the acquisition included cash paid at closing of $30, cash deposited into escrow for future deferred payments of $5, and accrued consideration of $3.

The accounting for this acquisition remains preliminary. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

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

Based on U.S. income tax principles related to acquisitions of non-U.S. entities, none of the total amount of goodwill is deductible for U.S. income tax purposes.

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

Accrued consideration

The Company’s acquisition purchase agreements typically include deferred payment provisions, often to sellers who become employees of the Company or its subsidiaries. The provisions are made up of three general types of arrangements, contingent compensation and contingent consideration (both of which are contingent on the future performance of the acquired entity) and deferred payments related to indemnities. Contingent compensation arrangements are typically contingent on the former owner’s future employment with the Company, and the related amounts are recognized over the required employment period, which is typically one to four years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition and are paid over a one to four year period. The liability for deferred payments is recognized at the date of acquisition based on the Company’s best estimate and is typically payable over a one to three year period. Deferred payments are not contingent on any future performance or employment obligations and can be offset for working capital true-ups, and representations and warranty items.

The total contingent compensation arrangement liability was $5 and $19 at June 30, 2023, and December 31, 2022, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $14 and $25, inclusive of the $5 and $19, accrued as of June 30, 2023, and December 31, 2022, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.

The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 7 - "Fair Value of Financial Instruments."

The total liability for deferred payments was $13 and $9 at June 30, 2023 and December 31, 2022, respectively, and is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented.

NOTE 4. Restructuring

During 2022, the Company announced its multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs through fiscal year 2024.

During the six months ended June 30, 2023, the Company incurred pre-tax restructuring costs within the Safety Services segment of $4 in connection with the Chubb restructuring program. Since the Chubb Acquisition through June 30, 2023, the Company had incurred aggregate restructuring costs of $34. In total, the Company estimates that it will recognize approximately $105 of restructuring costs related to the Chubb restructuring program by the end of fiscal year 2024. As of June 30, 2023, the Company had $15 in restructuring liabilities recorded in other accrued liabilities on the condensed consolidated balance sheets for this plan.

The following table summarizes the Company's restructuring program for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Balance at the beginning of the period	$22	$—
Charged to cost of revenues - employee related	—	2
Charged to selling, general, and administrative expenses - employee related	4	9
Payments	(11)	(3)
Currency translation adjustment	—	—
Balance at the end of the period	$15	$8

Additionally, the Company incurred $3 of related costs as part of the overall Chubb restructuring program, including right of use asset impairment charges related to the abandonment of leases.

NOTE 5. NET REVENUES

Contracts with customers

The Company derives net revenues primarily from contracts with a duration of less than one week to three years (with the majority of contracts with durations of less than six months), which are subject to multiple pricing options, including fixed price, unit price, time and material, or cost plus a markup. Net revenues are primarily recognized by the Company over time utilizing the cost-to-cost measure of progress. Net revenues recognized at a point in time primarily relate to distribution contracts and short-term time and material contracts. The Company also enters into fixed-price service contracts related to monitoring, maintenance, and inspection of safety systems.

The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing, and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the three and six months ended June 30, 2023, and 2022. During 2023, the Company moved an immaterial business component within the Safety Services segment from the HVAC to the Life Safety reporting unit, and prior period amounts in this table have been recast to reflect the current period presentation. The Company also recorded an immaterial revision of $74 for the three-month period ended June 30, 2022, to reclassify revenues from the Infrastructure/Utility service type to the Specialty Contracting service type within its Specialty Services segment. The revision of service type revenues did not impact the Specialty Services segment disaggregated revenues for the six months ended June 30, 2022. Disaggregated net revenues information is as follows:

	Three Months Ended June 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$1,098	$—	$—	$1,098
Heating, Ventilation, and Air Conditioning ("HVAC")	127	—	—	127
Infrastructure/Utility	—	307	—	307
Fabrication	—	58	—	58
Specialty Contracting	—	190	—	190
Corporate and Eliminations	—	—	(9)	(9)
Net revenues	$1,225	$555	$(9)	$1,771

	Three Months Ended June 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$1,019	$—	$—	$1,019
HVAC	127	—	—	127
Infrastructure/Utility	—	292	—	292
Fabrication	—	53	—	53
Specialty Contracting	—	173	—	173
Corporate and Eliminations	—	—	(15)	(15)
Net revenues	$1,146	$518	$(15)	$1,649

	Six Months Ended June 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$2,166	$—	$—	$2,166
HVAC	250	—	—	250
Infrastructure/Utility	—	547	—	547
Fabrication	—	113	—	113
Specialty Contracting	—	325	—	325
Corporate and Eliminations	—	—	(16)	(16)
Net revenues	$2,416	$985	$(16)	$3,385

	Six Months Ended June 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Life Safety	$1,982	$—	$—	$1,982
HVAC	238	—	—	238
Infrastructure/Utility	—	508	—	508
Fabrication	—	107	—	107
Specialty Contracting	—	315	—	315
Corporate and Eliminations	—	—	(30)	(30)
Net revenues	$2,220	$930	$(30)	$3,120

	Three Months Ended June 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$583	$549	$(9)	$1,123
France	150	—	—	150
Other	492	6	—	498
Net revenues	$1,225	$555	$(9)	$1,771

	Three Months Ended June 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$534	$507	$(15)	$1,026
France	144	—	—	144
Other	468	11	—	479
Net revenues	$1,146	$518	$(15)	$1,649

	Six Months Ended June 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,143	$966	$(16)	$2,093
France	306	—	—	306
Other	967	19	—	986
Net revenues	$2,416	$985	$(16)	$3,385

	Six Months Ended June 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,008	$916	$(30)	$1,894
France	292	—	—	292
Other	920	14	—	934
Net revenues	$2,220	$930	$(30)	$3,120

For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at June 30, 2023 was $2,401. The Company expects to recognize revenue on approximately 88% of the remaining performance obligations over the next twelve months.

Contract assets and liabilities

Contract assets and contract liabilities are classified as current in the condensed consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets, and contract liabilities from contracts with customers as of June 30, 2023 and December 31, 2022 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at June 30, 2023	$1,318	$509	$491
Balance at December 31, 2022	1,313	459	463

The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At June 30, 2023 and December 31, 2022, retentions receivable were $140 and $150, respectively, while the portions that may not be received within one year were $27 and $35, respectively.

NOTE 6. GOODWILL AND INTANGIBLES

Goodwill

The following table provides disclosure of goodwill by segment as of June 30, 2023 and December 31, 2022. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2023 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2022	$2,201	$181	$2,382
Acquisitions	31	—	31
Foreign currency translation	31	—	31
Goodwill as of June 30, 2023	$2,263	$181	$2,444

Intangibles

The Company’s identifiable intangible assets are comprised of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.5	$155	$(141)	$14
Customer relationships	9.7	1,529	(442)	1,087
Trade names and trademarks	12.7	714	(112)	602
Total		$2,398	$(695)	$1,703

	December 31, 2022
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.9	$153	$(126)	$27
Customer relationships	10.0	1,508	(367)	1,141
Trade names and trademarks	13.2	704	(88)	616
Total		$2,365	$(581)	$1,784

Amortization expense recognized on identifiable intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$6	$4	$13	$7
Selling, general, and administrative expenses	50	53	98	107
Total intangible asset amortization expense	$56	$57	$111	$114

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

U.S. GAAP defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance discusses valuation techniques such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. As the basis for evaluating such inputs, a three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows:

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

Recurring fair value measurements

The Company’s financial assets and liabilities (adjusted to fair value at least quarterly) are derivative instruments and contingent consideration obligations. In the condensed consolidated balance sheets, derivative instruments are primarily included in other noncurrent assets and other noncurrent liabilities, and contingent consideration obligations are primarily included in contingent consideration and compensation liabilities.

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements at June 30, 2023
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$25	$—	$25
Cash flow hedges - cross currency contracts	—	14	—	14
Cash flow hedges - foreign currency forward contracts	—	—	—	—
Net investment hedges - cross currency contracts	—	26	—	26
Fair value hedges - cross currency contracts	—	33	—	33
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	1	—	1
Total	$—	$99	$—	$99

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	(1)	—	(1)
Contingent consideration obligations	—	—	(6)	(6)
Total	$—	$(1)	$(6)	$(7)

	Fair Value Measurements at December 31, 2022
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$14	$—	$14
Cash flow hedges - cross currency contracts	—	17	—	17
Cash flow hedges - foreign currency forward contracts	—	—	—	—
Net investment hedges - cross currency contracts	—	32	—	32
Fair value hedges - cross currency contracts	—	50	—	50
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Total	$—	$113	$—	$113

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(4)	(4)
Total	$—	$—	$(4)	$(4)

The Company determines the fair value of its derivative instruments designated as hedge instruments using standard pricing models and market-based assumptions for all inputs such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2.

Contingent consideration obligations

The value of the contingent consideration obligations is determined using a probability-weighted discounted cash flow method. This fair value measurement is based on unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. This analysis reflects the contractual terms of the purchase agreements (e.g., potential payment amounts, length of measurement periods, manner of calculating any amounts due) and utilizes assumptions with regard to future cash flows, probabilities of achieving such future cash flows, and a discount rate. Depending on the contractual terms of the purchase agreement, the probabilities of achieving future cash flows or earnings generally represent the only significant unobservable inputs. The contingent consideration obligations are measured at fair value each reporting period, and changes in estimates of fair value are recognized in earnings.

The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Six Months Ended, June 30, 2023
Balance as of December 31, 2022	$4
Issuances	3
Settlements	(1)
Adjustments to fair value	—
Balance as of June 30, 2023	$6
Number of open contingent consideration arrangements at the end of the period	2
Maximum potential payout at the end of the period	$6

At June 30, 2023, the remaining open contingent consideration arrangements are set to expire at various dates through 2025. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three and six months ended June 30, 2023.

Fair value estimates

The following table presents the carrying amount and fair value of the Company’s term loans and senior notes (instruments defined in Note 10 – “Debt”), including current portions and excluding unamortized debt issuance costs. The fair values are estimated by discounting future cash flows at current interest rates for borrowing arrangements with similar terms and conditions. The inputs used to calculated fair value are considered to be Level 2 inputs under the fair value hierarchy. During the first quarter of 2023, the Company repaid an aggregate amount of $200, $100 to each of the 2019 Term Loan and 2021 Term Loan.

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Term Loan	$1,027	$1,027	$1,127	$1,120
2021 Term Loan	985	986	1,085	1,075
4.125% Senior Notes	337	290	337	284
4.750% Senior Notes	277	248	277	243

NOTE 8. DERIVATIVES

The Company uses foreign currency forward contracts, cross-currency swaps, and interest rate swap agreements to manage risks associated with foreign currency exchange rates, net investments in foreign operations, and interest rates. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records derivatives as assets and liabilities on the condensed consolidated balance sheets at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge under ASC 815, Derivatives and Hedging. Cash flows from derivatives are classified in the condensed consolidated statements of cash flows in the same category as the cash flows from items subject to designated hedge or undesignated (economic) hedge relationships. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued.

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

Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements do not call for collateral, and no cash collateral had been received or pledged related to the underlying derivatives as of June 30, 2023.

The following table presents the fair value of derivative instruments:

	June 30, 2023			December 31, 2022
	Outstanding Gross		Other	Outstanding Gross		Other
	Notional Amount	Other Assets	Noncurrent liabilities	Notional Amount	Other Assets	Noncurrent liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,120	$25	$—	$1,120	$14	$—
Cross currency contracts	120	14	—	120	17	—
Foreign currency forward contracts	12	—	—	—	—	—
Fair value hedges:
Cross currency contracts	721	33	—	721	50	—
Net investment hedges:
Cross currency contracts	230	26	—	230	32	—
Total derivatives designated as hedging instruments	2,203	98	—	2,191	113	—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	102	1	1	118	—	—
Total derivatives not designated as hedging instruments	102	1	1	118	—	—

Total derivatives	$2,305	$99	$1	$2,309	$113	$—

The following table presents the effect of derivatives on the condensed consolidated statements of operations:

		Amount of income (expense) recognized in income
	Location of income (expense)	Three Months Ended June 30,
Derivatives	recognized in income	2023	2022
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$7	$(2)
Cross currency contracts	Investment income and other, net	(1)	6
Cross currency contracts	Interest expense, net	(1)	1
Foreign currency forward contracts	Investment income and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment income and other, net	(13)	37
Cross currency contracts	Interest expense, net	1	1
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	1	1
Not designated as hedging instruments:
Foreign currency forward contracts	Investment income and other, net	(1)	2

		Amount of income (expense) recognized in income
	Location of income (expense)	Six Months Ended June 30,
Derivatives	recognized in income	2023	2022
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$15	$(4)
Cross currency contracts	Investment income and other, net	(2)	9
Cross currency contracts	Interest expense, net	1	1
Foreign currency forward contracts	Investment income and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment income and other, net	(22)	43
Cross currency contracts	Interest expense, net	1	1
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	2	2
Not designated as hedging instruments:
Foreign currency forward contracts	Investment income and other, net	(1)	3

Currency Effects

The income (expense) from derivatives designed to offset foreign currency exposure and recorded in investment income and other, net were offset by foreign currency transaction gains and losses resulting in a net gain (loss) of $0 million and ($1) million for the three months ended June 30, 2023 and 2022, respectively, and $0 million and ($2) million for the six months ended June 30, 2023 and 2022, respectively.

The following table presents the effect of cash flow and fair value hedge accounting on accumulated other comprehensive income (loss) ("AOCI"):

	Amount of gain (loss)			Amount of gain (loss)
	recognized in other			reclassified from
	comprehensive income			AOCI into income
	Three Months Ended June 30,		Location of gain (loss) reclassified from	Three Months Ended June 30,
Derivatives	2023	2022	AOCI into income	2023	2022
Cash flow hedging relationships:
Interest rate swaps	$17	$8	Interest expense, net	$4	$—
Cross currency contracts	(2)	3	Investment income and other, net	(1)	6
Forward currency forward contracts	—	—	Investment income and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	4	8	Investment income and other, net	(14)	37
Net investment hedging relationships:
Cross currency contracts	(4)	13	Investment income and other, net	1	—

	Amount of gain (loss)			Amount of gain (loss)
	recognized in other			reclassified from
	comprehensive income			AOCI into income
	Six Months Ended June 30,		Location of gain (loss) reclassified from	Six Months Ended June 30,
Derivatives	2023	2022	AOCI into income	2023	2022
Cash flow hedging relationships:
Interest rate swaps	$8	$28	Interest expense, net	$8	$—
Cross currency contracts	(1)	2	Investment income and other, net	(2)	9
Forward currency forward contracts	—	—	Investment income and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	4	(4)	Investment income and other, net	(22)	43
Net investment hedging relationships:
Cross currency contracts	(5)	15	Investment income and other, net	—	—

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

During 2022, the Company terminated the previously outstanding $720 notional amount interest rate swap with a maturity date in October 2024 ("2024 Interest Rate Swap"). The present value as of the date of termination of the 2024 Interest Rate Swap is recorded in AOCI on the condensed consolidated balance sheets. The fair value previously recognized in AOCI related to interest rate movements of the 2024 Interest Rate Swap is being amortized to interest expense on a straight-line basis through October 2024. As of June 30, 2023, approximately $22 of unrealized pre-tax gains remained in AOCI.

During 2022, the Company entered into an aggregate $720 notional amount interest rate swap ("2026 Interest Rate Swap"), as amended on May 19, 2023 in connection with the 2019 Term Loan transition to the Secured Overnight Financing Rate ("SOFR"). Refer to Note 10 - "Debt" for additional information. The 2026 Interest Rate Swap exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.59% over the term of the agreement, which matures in October 2026.

During the first quarter of 2023, the aggregate $400 notional forward-starting swaps became effective ("2028 Interest Rate Swap"), as amended on May 19, 2023 in connection with the 2021 Term Loan transition to SOFR. Refer to Note 10 - "Debt" for additional information. These interest rate swaps exchange a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.41% over the term of the agreements, which mature in January 2028.

As of June 30, 2023, the Company had $1,120 notional amount outstanding in swap agreements, which includes the aggregate $400 notional 2028 Interest Rate Swap, and the $720 notional 2026 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (SOFR) payments. As of June 30, 2023, the weighted average fixed rate of interest on these swaps was approximately 3.52%. Variations in the assets and liability balances are primarily driven by changes in the applicable forward yield curves related to SOFR.

Cross-currency swaps

The Company enters into cross-currency exchange contracts utilized to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and to hedge exposures of certain intercompany loans subject to changes in foreign currency exchange rates. The Company periodically assesses whether its currency exchange contracts are effective, and when a contract is determined to be no longer effective as a hedge, the Company discontinues hedge accounting prospectively.

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

Fair value hedges

The Company has certain intercompany loans subject to changes in foreign currency exchange rates. To hedge these exposures, during 2022, the Company entered into three cross-currency swaps each with maturity dates of January 2027. These contracts are designated as fair value hedges with gross notional U.S. dollar equivalents of $271, $241, and $209 in GBP, CAD, and EUR, respectively. The Company measures the effectiveness of fair value hedges of anticipated transactions on a spot-to-spot basis. Accordingly, the spot-to-spot change in the derivative fair values are recorded in the condensed consolidated statements of operations and perfectly offset the spot-to-spot change in the underlying intercompany loans, and as such, these hedges are deemed highly effective. The excluded component of the fair values of these derivatives is reported in AOCI within shareholders’ equity in the condensed consolidated balance sheets. Any cash flows associated with these instruments are included in operating activities in the condensed consolidated statements of cash flows.

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

The fair value previously recognized in AOCI related to interest rate movements of the dedesignated swap is being amortized to interest expense on a straight-line basis through the third quarter of 2029.

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
NOTE 9. PROPERTY AND EQUIPMENT, NET

The components of property and equipment as of June 30, 2023, and December 31, 2022 are as follows:

	Estimated Useful Lives (In Years)	June 30, 2023	December 31, 2022
Land	N/A	$31	$30
Building	39	99	98
Machinery and equipment	1-20	334	313
Autos and trucks	4-10	118	116
Office equipment	5-7	58	35
Leasehold improvements	1-15	36	33
Total cost		676	625
Accumulated depreciation		(258)	(218)
Property and equipment, net		$418	$407

Depreciation expense related to property and equipment, including finance leases, was $19 during the three months ended June 30, 2023 and 2022, and $38 during the six months ended June 30, 2023 and 2022, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the condensed consolidated statements of operations.

NOTE 10. DEBT

Debt obligations consist of the following:

	Maturity Date	June 30, 2023	December 31, 2022
Term loan facility
2019 Term Loan	October 1, 2026	$1,027	$1,127
2021 Term Loan	January 3, 2029	985	1,085
Revolving Credit Facility	October 1, 2026	—	—
Senior notes
4.125% Senior Notes	July 15, 2029	337	337
4.750% Senior Notes	October 15, 2029	277	277
Other obligations		6	6
Total debt obligations		2,632	2,832
Less: unamortized deferred financing costs		(36)	(43)
Total debt, net of deferred financing costs		2,596	2,789
Less: short-term and current portion of long-term debt		(6)	(206)
Long-term debt, less current portion		$2,590	$2,583

Term loan facility

The Company amended its credit agreement during the three months ended June 30, 2023, which provided for amended interest rates applicable to the Company's existing 2019 Term Loan and 2021 Term Loan and future borrowings under the revolving credit facility. In May 2023, the Company entered into an amendment to the credit agreement to replace the London Inter-Bank Offered Rate ("LIBOR") index with Term SOFR.

As of June 30, 2023, the Company had $1,027 of principal outstanding under the $1,200 term loan (the "2019 Term Loan") with a maturity date of October 1, 2026. During the six months ended June 30, 2023, the Company made a payment of $100 on the 2019 Term Loan. The interest rate applicable to the 2019 Term Loan is, at the Company's option, either (a) a base rate plus an applicable margin equal to 1.50% or (b) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.50% plus a credit spread adjustment ("CSA").

As of June 30, 2023, the Company had $985 of principal outstanding under the $1,100 term loan (the "2021 Term Loan") with a maturity date of January 3, 2029. During the six months ended June 30, 2023, the Company made a payment of $100 on the 2021 Term Loan. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 1.75% or (2) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.75% plus a CSA.

The interest rate applicable to borrowings under the $500 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25%, or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a CSA.

Swap activity

In the three months ended June 30, 2023, the Company amended its existing interest rate swaps in connection with the transition to SOFR for the 2019 Term Loan and 2021 Term Loan.

As of June 30, 2023, the Company had a four-year interest rate swap with respect to $720 of notional value of the 2019 Term Loan, exchanging one-month SOFR for a fixed rate of 3.59% per annum. Accordingly, the Company's fixed interest rate per annum on the swapped $720 notional value of the 2019 Term Loan is 3.59% through its maturity. The remaining $307 of the 2019 Term Loan balance will bear interest based on one-month SOFR plus 250 basis points, but the rate will fluctuate as SOFR fluctuates.

During the first quarter of 2023, the Company began a five-year interest rate swap on the 2021 Term Loan exchanging one-month SOFR for a rate of 3.41%. Accordingly, the Company's fixed interest rate per annum on the swapped $400 notional value of the 2021 Term Loan is 3.41% through its maturity. The remaining $585 of the 2021 Term Loan balance will bear interest based on one-month SOFR plus 275 basis points, but the rate will fluctuate as SOFR fluctuates. Refer to Note 8 - "Derivatives" for additional information.

As of June 30, 2023 and December 31, 2022, the Company had no amounts outstanding under the Revolving Credit Facility, and $483 and $446 was available at June 30, 2023 and December 31, 2022, respectively, after giving effect to $17 and $54 of outstanding letters of credit, respectively.

As of June 30, 2023 and December 31, 2022, the Company was in compliance with all applicable debt covenants.

Senior notes

4.125% Senior Notes

During 2021, the Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (the “4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The Company repurchased $13 of the 4.125% Senior Notes in September 2022 and the balance as of June 30, 2023 was $337.

4.750% Senior Notes

During 2021, the Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes") issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries. The Company repurchased $23 of the 4.750% Senior Notes in September 2022 and the balance as of June 30, 2023 was $277.

The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of June 30, 2023, and December 31, 2022.

Other obligations

As of each of June 30, 2023 and December 31, 2022, the Company had $6 in notes outstanding for working capital purposes and the acquisition of equipment and vehicles.

Note 11. Income Taxes

The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, and discrete items. The Company’s effective tax rate was 37.2% and 31.8% for the three months ended June 30, 2023 and 2022, and 35.0% and (11.3%) for the six months ended June 30, 2023, and 2022, respectively. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the three and six months ended June 30, 2023 and 2022 is due to nondeductible permanent items, state taxes, and the reversal of the Company’s indefinite reinvestment assertion.

As of June 30, 2023, the Company’s deferred tax assets included a valuation allowance of $108 primarily related to certain net operating loss, capital loss, and tax credit carryforwards of the Company’s foreign subsidiaries. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of June 30, 2023, the Company had gross federal, state, and foreign net operating loss carryforwards of approximately $0, $21, and $105, respectively. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2027. The foreign net operating losses have carryback periods of three years, carryforward periods of twenty years, or are indefinite, and begin to expire in 2036.

The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities in the condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated statements of operations. As of June 30, 2023, and December 31, 2022, the total gross unrecognized tax benefits were $7 and $8, respectively. The Company had accrued gross interest and penalties as of each of June 30, 2023 and

December 31, 2022 of $2. During the three and six months ended June 30, 2023 and 2022, the Company did not recognize net interest expense.

If all of the Company’s unrecognized tax benefits as of June 30, 2023, were recognized, $8 would impact the Company’s effective tax rate. The Company does not expect any unrecognized tax benefits to expire in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. As of June 30, 2023, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2014. There are various other audits in state and foreign jurisdictions, including an ongoing IRS exam related to the 2019 final S Corporation return. No adjustments have been proposed and the Company does not expect the results of the audits to have a material impact on the Interim Statements.

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

On June 20, 2023, an annuity purchase transaction, commonly known as a “buy-in”, was executed for the two pension plans in the United Kingdom. Under the terms of the contract, which is issued by a third-party insurance company with no affiliation to the Company, all pension obligations will be funded by the insurer’s annuity payments, but the plans still retain full legal responsibility to pay the benefits to plan participants using the insurance payments. As the plans maintain full legal responsibility, with the annuity contracts being assets of the plans, settlement accounting has not been applied and the contracts represent a change in investment strategy and not a significant change in the plan structure requiring a remeasurement at the interim date. Given the funded status of the plans, the Company does not expect any future contributions to be required.

The components of the net periodic pension benefit for the defined benefit pension plans are as follows:

	Three Months Ended June 30,
	2023	2022
Service cost	$1	$4
Interest cost	16	8
Expected return on plan assets	(19)	(18)
Net periodic pension benefit	$(2)	$(6)

	Six Months Ended June 30,
	2023	2022
Service cost	$2	$6
Interest cost	31	17
Expected return on plan assets	(37)	(38)
Net periodic pension benefit	$(4)	$(15)

Multiemployer pension plans

Certain subsidiaries of the Company contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within costs of revenues on the condensed consolidated statements of operations. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time and the plans in which they participate vary depending upon the location, the number of ongoing projects, and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $27 and $27 during the three months ended June 30, 2023 and 2022, respectively and $50 and $51 during the six months ended June 30, 2023 and 2022, respectively.

Profit sharing plans

The Company has a trustee-administered profit-sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit-Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors, which may be settled in shares of the Company's common stock or in cash. In connection with these plans, the Company recognized $5 and $4 in expense during the three months ended June 30, 2023 and 2022, respectively, and $10 and $6 in expense during the six months ended June 30, 2023 and 2022, respectively.

Employee stock purchase plan

Most of the Company’s employees in the U.S. and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. The Company recognized $1 of expense during each of the three months ended June 30, 2023 and 2022, and $3 and $2 of expense during the six months ended June 30, 2023 and 2022, respectively.

Note 13. Related-Party Transactions

The Company incurred advisory fees of $1 during each of the three months ended June 30, 2023 and 2022 and $2 during each of the six months ended June 30, 2023 and 2022, in each case payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors. In addition, dividends for Series A Preferred Stock were declared as of December 31, 2021 and settled in shares during January 2022. The Company issued 7,539,697 shares in January 2022 to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company's Board of Directors.

During 2022, the Company issued and sold 800,000 shares of the Company’s 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $800. Of the 800,000 shares issued and sold, 200,000 shares were sold to Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), which is the aggregate owner of more than 5% of the Company's outstanding stock. The Company declared dividends of 109,247 and 171,613 shares of common stock on the Series B Preferred Stock held by the Viking Purchasers during the three months ended June 30, 2023, and 2022, respectively. The Company declared dividends of 233,820 and 301,480 shares of common stock on the Series B Preferred Stock held by the Viking Purchasers during the six months ended June 30, 2023, and 2022, respectively.

The Company has entered into sales contracts with Royal Oak Enterprises, an entity controlled by a co-chair of the Company's Board of Directors, and recorded less than $1 and $2 in net revenues for the three and six months ended June 30, 2023, respectively, and as of June 30, 2023 had $2 in accounts receivable, net of allowances.

From time to time, the Company also enters other immaterial related-party transactions.

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

The outstanding liability for these obligations was $18 and $16, and was included in other noncurrent liabilities on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

NOTE 15. SHAREHOLDERS’ EQUITY and REdeemable convertible preferred stock

Shareholders' equity

Series A Preferred Stock

The Company had 4,000,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2023 ("Series A Preferred Stock"). The Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis on the last day of 2026. The holders of the Series A Preferred Stock are entitled to receive an annual dividend in the form of common stock or cash, at the Company’s sole option, based on the increase in the market price of the Company’s common stock.

Stock Repurchases

The Company is authorized to purchase up to an aggregate of $250 of shares of the Company’s common stock pursuant to the stock repurchase program ("SRP"), which will expire on February 29, 2024, unless otherwise modified or terminated by the Company's Board of Directors. The SRP authorizes open market, private, and accelerated share repurchase transactions. During the three months ended June 30, 2023, and 2022, the Company repurchased 428,688 and 681,329 shares of common stock for aggregate payments of approximately $11 and $11, respectively. During the six months ended June 30, 2023 and 2022, the Company repurchased 970,004 and 1,212,760 shares of common stock for approximately $23 and $22, respectively. As of June 30, 2023, the Company had approximately $184 of authorized repurchases remaining under the SRP.

Redeemable Convertible Preferred Stock

Series B Preferred Stock

During 2022, the Company authorized, issued, and sold, for an aggregate purchase price of $800, 800,000 shares of the Company’s 5.5% Series B Preferred Stock, par value $0.0001 per share. The holders of the Series B Preferred Stock are entitled to dividends at the rate of 5.5% per annum, payable in cash or the Company’s common stock, at the Company's election. The Series B Preferred Stock ranks senior to the Company's common stock and Series A Preferred Stock with respect to dividend rights and rights upon voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company. The Series B Preferred Stock is classified as redeemable convertible preferred stock on the condensed consolidated balance sheets due to a provision that a change in control or de-listing of the Company could require the Company to redeem the Series B Preferred Stock for cash at the election of the holder.

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

Dividends

The holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% as and when declared by the Board of Directors, prior and in preference to any declaration or payment of any dividend on the Company's common stock and Series A Preferred Stock. Series B Preferred Stock dividends are cumulative and accrued quarterly, in cash or in common stock, based on an annual 5.5% dividend rate. The Company declared a Series B Preferred Stock dividend of $11 or 584,584 shares of common stock in December 2022 and issued the shares in January 2023. The Company declared and issued a Series B Preferred Stock dividend of $11 or 436,992 shares of common stock and $11 or 686,455 shares of common stock during the three months ended June 30, 2023, and 2022, respectively. The Company declared and issued a Series B Preferred Stock dividend of $22 or 935,285 shares of common stock and $22 or 1,205,924 shares of common stock during the six months ended June 30, 2023, and 2022, respectively. If regular dividends are to be paid in shares of common stock, then each holder shall be entitled to receive such number of whole shares of common stock as is determined by dividing the pro rata amount of regular dividends to which a holder is entitled by the average price per share of common stock over the dividend determination period from dividend notice until the payment date.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per common share:
Net income	$48	$30	$74	$23
Less income allocable to Series A Preferred Stock	(4)	(2)	(6)	—
Less income allocable to Series B Preferred Stock	(5)	(2)	(6)	—
Less stock dividend attributable to Series B Preferred Stock	(11)	(11)	(22)	(22)
Net income attributable to common shareholders	$28	$15	$40	$1

Weighted average shares outstanding - basic	235,182,839	233,104,873	234,784,799	232,670,986
Income per common share - basic	$0.12	$0.06	$0.17	$0.01

Diluted earnings per common share:
Net income	$48	$30	$74	$23
Less income allocable to Series A Preferred Stock	(5)	(2)	(6)	—
Less stock dividend attributable to Series B Preferred Stock	(11)	(11)	(22)	(22)
Net income attributable to common shareholders - diluted	$32	$17	$46	$1

Weighted average shares outstanding - basic	235,182,839	233,104,873	234,784,799	232,670,986
Dilutive securities: (1)
Restricted stock units, warrants, and stock options	240,255	297,797	252,885	367,863
Shares issuable upon conversion of Series B Preferred Shares	32,520,000	32,520,000	32,520,000	32,520,000
Shares issuable pursuant to the Series A Preferred Stock dividend (2)	1,618,596	—	809,298	—
Weighted average shares outstanding - diluted	269,561,690	265,922,670	268,366,982	265,558,849
Income per common share - diluted	$0.12	$0.06	$0.17	$0.01

1.
For all periods presented, 4,000,000 shares of Series A Preferred Stock, which are convertible to the same number of common shares, have been excluded from the calculation of diluted shares, as their inclusion would be anti-dilutive.
2.
For the three months ended June 30, 2023, dilutive securities include common share equivalents which represent the annual dividend, payable in the form of common shares or cash at the Company's sole option, that Series A Preferred Shares would be entitled to receive assuming that the volume weighted average price of the Company’s common shares for the last ten trading days of the period would be the same average price during the last ten trading days of the calendar year. The holders of the Series A Preferred Stock are entitled to receive an annual dividend based on the increase in the market price of the Company’s common stock (the "Annual Dividend Amount"). The Annual Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 141,194,638 shares. During 2023, the Annual Dividend Amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $24.3968.

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

The Safety Services segment focuses on end-to-end integrated occupancy systems (fire protection solutions, HVAC, and entry systems), including design, installation, inspection, and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high-tech, industrial and special-hazard settings.

The Specialty Services segment provides a variety of infrastructure services and specialized industrial plant services, which include maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer, and telecommunications infrastructure. This segment’s services include engineering and design, fabrication, installation, maintenance service and repair, retrofitting and upgrading, pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance to customers within the energy industry. Customers within this segment vary from private and public utilities, communications, healthcare, education, transportation, manufacturing, industrial plants, and governmental agencies throughout North America.

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

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. As appropriate, the Company supplements the reporting of consolidated financial information determined in accordance with U.S. GAAP with certain non-U.S. GAAP financial measures, including EBITDA. The Company believes these non-U.S. GAAP measures provide meaningful information and help investors understand the Company’s financial results and assess its prospects for future performance. The Company uses EBITDA to evaluate its performance, both internally and as compared with its peers because it excludes certain items that may not be indicative of the Company’s core operating results for its reportable segments. Segment EBITDA is calculated in a manner consistent with consolidated EBITDA.

Summarized financial information for the Company’s reportable segments is presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income (loss) to EBITDA:

	Three Months Ended June 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,225	$555	$(9)	$1,771
EBITDA Reconciliation
Operating income (loss)	$98	$41	$(32)	$107
Plus:
Investment income and other, net	—	3	—	3
Non-service pension benefit	3	—	—	3
Loss on extinguishment of debt, net	—	—	—	—
Depreciation	7	12	—	19
Amortization	42	13	1	56
EBITDA	$150	$69	$(31)	$188
Total assets	$6,107	$1,328	$539	$7,974
Capital expenditures	9	16	—	25

	Three Months Ended June 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,146	$518	$(15)	$1,649
EBITDA Reconciliation
Operating income (loss)	$63	$32	$(36)	$59
Plus:
Investment income and other, net	1	2	(1)	2
Non-service pension benefit	11	—	—	11
Depreciation	5	11	3	19
Amortization	41	15	1	57
EBITDA	$121	$60	$(33)	$148
Total assets	$6,156	$1,305	$593	$8,054
Capital expenditures	5	15	2	22

	Six Months Ended June 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$2,416	$985	$(16)	$3,385
EBITDA Reconciliation
Operating income (loss)	$194	$41	$(55)	$180
Plus:
Investment income and other, net	—	5	—	5
Non-service pension benefit	6	—	—	6
Loss on extinguishment of debt, net	—	—	(3)	(3)
Depreciation	13	24	1	38
Amortization	83	26	2	111
EBITDA	$296	$96	$(55)	$337
Total assets	$6,107	$1,328	$539	$7,974
Capital expenditures	14	31	1	46

	Six Months Ended June 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$2,220	$930	$(30)	$3,120
EBITDA Reconciliation
Operating income (loss)	$126	$25	$(99)	$52
Plus:
Investment income and other, net	1	3	(2)	2
Non-service pension benefit	22	—	—	22
Depreciation	12	23	3	38
Amortization	83	29	2	114
EBITDA	$244	$80	$(96)	$228
Total assets	$6,156	$1,305	$593	$8,054
Capital expenditures	11	21	2	34

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
•
the impact of health, safety, and environmental laws and regulations, and the costs associated with compliance with such laws and regulations;
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

The factors identified above are believed to be important factors, but not necessarily all of the important factors, which could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Other factors not discussed herein could also have a material adverse effect on us. You should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. These forward-looking statements speak only as of the date of this quarterly report. We assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future, except as required by applicable law.

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

We operate our business under two primary operating segments, which are also our reportable segments:

•
Safety Services – A leading provider of safety services in North America, Asia Pacific, and Europe, focusing on end-to-end integrated occupancy systems (fire protection solutions, Heating, Ventilation, and Air Conditioning (“HVAC”) and entry systems), including design, installation, inspection and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high-tech, industrial and special-hazard settings.
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

During the six months ended June 30, 2023, we have incurred pre-tax restructuring costs within the Safety Services segment of $4 million in connection with the Chubb restructuring program. In total, we estimate that we will recognize approximately $105 million of restructuring costs related to the Chubb restructuring program by the end of fiscal year 2024.

For additional information about our restructuring activity, see Note 4 – “Restructuring" to our condensed consolidated financial statements included herein.

Economic, Industry and Market Factors

We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect their planned capital and maintenance budgets in certain end markets. Market, regulatory, and industry factors could affect demand for our services. Availability of transportation and transmission capacity and fluctuations in market prices for energy and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, have resulted and may continue to result, in lower proposals and lower profit on the services we provide. In the face of increased pricing pressure on key materials, such as steel, or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. Increased competition for skilled labor resources and higher labor costs can reduce our profitability and impact our ability to deliver timely service to our customers. We have experienced supply chain disruptions, which have negatively impacted the source and supply of materials needed to perform our work. In addition, fluctuations in foreign currencies may have an impact on our financial position and the results of operations. However, we believe that our exposure to transactional gains or losses resulting from changes in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In cases where operational transactions represent a material currency risk, we generally enter into cross-currency swaps. Refer to Note 8 - "Derivatives" to our condensed consolidated financial statements included in this quarterly report for additional information on our hedging activities. While we actively monitor economic, industry, and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity, and cash flows, and we may be unable to fully mitigate, or benefit from such changes.

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

Gross profit

Our gross profit is influenced by direct labor, materials, and subcontract costs. Our profit margins are also influenced by raw material costs, contract mix, weather, and proper coordination with contract providers. Labor-intensive contracts usually drive higher margins than those contracts that include material, subcontract, and equipment costs.

Selling, general, and administrative expenses ("SG&A")

Selling expenses consist primarily of compensation and associated costs for sales and marketing personnel, costs of advertising, trade shows, and corporate marketing. General and administrative expenses consist primarily of compensation and associated costs for executive management, personnel, facility leases, administrative expenses associated with accounting, finance, legal, information systems, leadership development, human resources, risk management, and overhead associated with these functions. General and administrative expenses also include outside professional fees and other corporate expenses.

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

Results of Operations

The following is a discussion of our financial condition and results of operations during the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022.

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Three Months Ended June 30,		Change
($ in millions)	2023	2022	$	%
Net revenues	$1,771	$1,649	$122	7.4%
Cost of revenues	1,275	1,214	61	5.0%
Gross profit	496	435	61	14.0%
Selling, general, and administrative expenses	389	376	13	3.5%
Operating income	107	59	48	81.4%
Interest expense, net	38	28	10	35.7%
Non-service pension benefit	(3)	(11)	(8)	(72.7)%
Investment income and other, net	(3)	(2)	1	50.0%
Other expense, net	32	15	17	113.3%
Income before income taxes	75	44	31	70.5%
Income tax provision	27	14	13	92.9%
Net income	$48	$30	$18	60.0%

NM = Not meaningful

Net revenues

Net revenues for the three months ended June 30, 2023 were $1,771 million compared to $1,649 million for the same period in 2022, an increase of $122 million or 7.4%. The increase in net revenues was driven by growth within our Safety Services and Specialty Services segments. In addition, the increase in net revenues was driven by growth in inspection, service, and monitoring revenue.

Gross profit

The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2023	2022	$	%
Gross profit	$496	$435	$61	14.0%
Gross margin	28.0%	26.4%

Our gross profit for the three months ended June 30, 2023 was $496 million compared to $435 million for the same period in 2022, an increase of $61 million, or 14.0%. Gross margin was 28.0%, an increase of 160 basis points compared to the prior year, primarily due to disciplined project and customer selection in our Safety Services and Specialty Services segments and pricing improvements in our Safety Services segment.

Operating expenses

The following table presents operating expenses and operating margin (operating income as a percentage of net revenues) for the three months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2023	2022	$	%
Selling, general, and administrative expenses	$389	$376	$13	3.5%
SG&A expenses as a % of net revenues	22.0%	22.8%
Operating margin	6.0%	3.6%

SG&A expenses (excluding amortization) (Non-GAAP)	$339	$323	$16	5.0%
SG&A expenses (excluding amortization) as a % of net revenues (Non-GAAP)	19.1%	19.6%

Selling, general, and administrative expenses

Our SG&A expenses for the three months ended June 30, 2023 were $389 million compared to $376 million for the same period in 2022, an increase of $13 million. SG&A expenses as a percentage of net revenues was 22.0% during the three months ended June 30, 2023 compared to 22.8% for the same period in 2022. The decrease in SG&A expenses as a percentage of net revenues was primarily attributable to lower acquisition and integration related expenses incurred in the three months ended June 30, 2023 compared to the same period in the prior year. Our SG&A expenses excluding amortization for the three months ended June 30, 2023 were $339 million, or 19.1% of net revenues, compared to $323 million, or 19.6% of net revenues, for the same period of 2022 primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Interest expense, net

Interest expense was $38 million and $28 million for the three months ended June 30, 2023 and 2022, respectively. The increase in interest expense was primarily due to higher interest rates on our floating interest rate debt in the current year, partially offset by a decrease in the outstanding principal amounts of our floating rate debt.

Non-service pension benefit

The non-service pension benefit was $3 million and $11 million for the three months ended June 30, 2023 and 2022, respectively. The change was due to higher interest costs due to higher discount rates and lower expected return on asset benefit compared to the same period of the prior year.

Investment income and other, net

Investment income and other, net was $3 million and $2 million for the three months ended June 30, 2023 and 2022, respectively. The increase in investment income was primarily due to an increase in earnings from joint ventures.

Income tax provision

The income tax provision for the three months ended June 30, 2023 was $27 million compared to $14 million in the same period of the prior year. This change was driven by generated income before taxes in the three months ended June 30, 2023 compared to a loss before taxes for the same period in 2022. The effective tax rate for the three months ended June 30, 2023 was 37.2%, compared to 31.8% in the same period of 2022. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items and state taxes.

Net income and EBITDA

The following table presents net income and EBITDA for the three months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2023	2022	$	%
Net income	$48	$30	$18	60.0%
EBITDA (non-GAAP)	188	148	40	27.0%
Net income as a % of net revenues	2.7%	1.8%
EBITDA as a % of net revenues	10.6%	9.0%

Our net income for the three months ended June 30, 2023 was $48 million compared to $30 million for the same period in 2022, an increase of $18 million. The improvement primarily resulted from an increase in inspection, service, and monitoring revenue and disciplined project and customer selection within our Safety Services and Specialty Services segments, and pricing improvements in our Safety Services segment. The increase was also due to a decrease in operating expenses driven by lower acquisition and integration related expenses. The net income increase was partially offset by a decrease in the non-service pension benefit compared to the same period in 2022. Net income as a percentage of net revenues for the three months ended June 30, 2023 and 2022 was 2.7% and 1.8%, respectively. EBITDA for the three months ended June 30, 2023 was $188 million compared to $148 million for the same period in 2022, an increase of $40 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Operating Segment Results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022

	Net Revenues
	Three Months Ended June 30,		Change
($ in millions)	2023	2022	$	%
Safety Services	$1,225	$1,146	$79	6.9%
Specialty Services	555	518	37	7.1%
Corporate and Eliminations	(9)	(15)	NM	NM
	$1,771	$1,649	$122	7.4%

	Operating Income (Loss)
	Three Months Ended June 30,		Change
($ in millions)	2023	2022	$	%
Safety Services	$98	$63	$35	55.6%
Safety Services operating margin	8.0%	5.5%
Specialty Services	$41	$32	$9	28.1%
Specialty Services operating margin	7.4%	6.2%
Corporate and Eliminations	$(32)	$(36)	NM	NM
	$107	$59	$48	81.4%

	EBITDA
	Three Months Ended June 30,		Change
($ in millions)	2023	2022	$	%
Safety Services	$150	$121	$29	24.0%
Safety Services EBITDA as a % of net revenues	12.2%	10.6%
Specialty Services	$69	$60	$9	15.0%
Specialty Services EBITDA as a % of net revenues	12.4%	11.6%
Corporate and Eliminations	$(31)	$(33)	NM	NM
	$188	$148	$40	27.0%

NM = Not meaningful

The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Safety Services

Safety Services net revenues for the three months ended June 30, 2023 increased by $79 million or 6.9% compared to the same period in the prior year. The increase was primarily driven by increased inspection, service, and monitoring revenue. This increase was also due to continued strength in our end markets and strategic pricing improvements.

Safety Services operating margin for the three months ended June 30, 2023 and 2022 was approximately 8.0% and 5.5%, respectively. The increase was primarily the result of growth in inspection, service, and monitoring revenue, disciplined project and customer selection, and pricing improvements across the segment. The increase was also driven by lower acquisition and integration related expenses incurred in the three months ended June 30, 2023 compared to the same period in the prior year. Safety Services EBITDA as a percentage of net revenues for the three months ended June 30, 2023 and 2022 was approximately 12.2% and 10.6%, respectively. This increase was primarily related to the factors discussed above.

Specialty Services

Specialty Services net revenues for the three months ended June 30, 2023 increased by $37 million or 7.1% compared to the same period in the prior year. The increase was primarily driven by increased service revenue across the segment during the three months ended June 30, 2023 compared to the same period in the prior year.

Specialty Services operating margin for the three months ended June 30, 2023 and 2022 was approximately 7.4% and 6.2%, respectively. The increase was primarily the result of disciplined project and customer selection and better leverage of overhead expenses during the three months ended June 30, 2023. Specialty Services EBITDA as a percentage of net revenues for the three months ended June 30, 2023 and 2022 was approximately 12.4% and 11.6%, respectively, due to the factors discussed above.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

	Six Months Ended June 30,		Change
($ in millions)	2023	2022	$	%
Net revenues	$3,385	$3,120	$265	8.5%
Cost of revenues	2,464	2,309	155	6.7%
Gross profit	921	811	110	13.6%
Selling, general, and administrative expenses	741	759	(18)	(2.4)%
Operating income	180	52	128	246.2%
Interest expense, net	75	55	20	36.4%
Loss on extinguishment of debt, net	3	—	3	NM
Non-service pension benefit	(6)	(22)	(16)	(72.7)%
Investment income and other, net	(5)	(2)	3	150.0%
Other expense, net	67	31	36	116.1%
Income before income taxes	113	21	92	438.1%
Income tax provision (benefit)	39	(2)	41	NM
Net income	$74	$23	$51	221.7%

NM = Not meaningful

Net revenues

Net revenues for the six months ended June 30, 2023 were $3,385 million compared to $3,120 million for the same period in 2022, an increase of $265 million or 8.5%. The increase in net revenues occurred in both the Safety Services and Specialty Services segments and was driven by growth in inspection, service, and monitoring revenue. This increase was partially offset by the impact of foreign currency exchange rates.

Gross profit

The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2023	2022	$	%
Gross profit	$921	$811	$110	13.6%
Gross margin	27.2%	26.0%

Our gross profit for the six months ended June 30, 2023 was $921 million compared to $811 million for the same period in 2022, an increase of $110 million, or 13.6%. Gross margin was 27.2%, an increase of 120 basis points compared to the prior year, primarily due to disciplined project and customer selection within our Safety Services and Specialty Services segments and pricing improvements, as well as an improved mix of inspection, service, and monitoring revenue, which generates higher margins.

Operating expenses

The following table presents operating expenses and operating margin (operating income (loss) as a percentage of net revenues) for the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2023	2022	$	%
Selling, general, and administrative expenses	$741	$759	$(18)	(2.4)%
SG&A expense as a % of net revenues	21.9%	24.3%
Operating margin	5.3%	1.7%

SG&A expenses (excluding amortization) (Non-GAAP)	$643	$652	$(9)	(1.4)%
SG&A expenses (excluding amortization) as a % of net revenues	19.0%	20.9%

Selling, general, and administrative expenses

Our SG&A expenses for the six months ended June 30, 2023 were $741 million compared to $759 million for the same period in 2022, a decrease of $18 million. SG&A expenses as a percentage of net revenues was 21.9% during the six months ended June 30, 2023 compared to 24.3% for the same period in 2022. The decrease was driven by lower acquisition and integration related expenses incurred in the six months ended June 30, 2023 compared to the same period in the prior year. The decrease in the six months ended June 30, 2023 was partially offset by changes in estimates to acquired liabilities. Our SG&A expenses excluding amortization for the six months ended June 30, 2023 were $643 million, or 19.0% of net revenues, compared to $652 million, or 20.9% of net revenues, for the same period of 2022 primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Interest expense, net

Interest expense was $75 million and $55 million for the six months ended June 30, 2023 and 2022, respectively. The increase in interest expense was primarily due to higher interest rates on our floating interest rate debt in the current year, partially offset by a decrease in the outstanding principal amounts of our floating rate debt.

Loss on extinguishment of debt, net

During the six months ended June 30, 2023, we made payments of $100 million and $100 million of the outstanding principal amount of the 2019 Term Loan and 2021 Term Loan, respectively. In connection with the payments, we recognized a net loss on debt extinguishment of $3 million.

Non-service pension benefit

The non-service pension benefit was $6 million and $22 million for the six months ended June 30, 2023 and 2022, respectively. The change was due to higher interest costs due to higher discount rates and lower expected return on asset benefit compared to the same period of the prior year.

Investment income and other, net

Investment income and other, net was $5 million and $2 million for the six months ended June 30, 2023 and 2022, respectively. The increase in investment income was primarily due to an increase in earnings from joint ventures.

Income tax provision (benefit)

The income tax provision for the six months ended June 30, 2023 was an expense of $39 million compared to a benefit of ($2) million in the same period of the prior year. This change was driven by generated income before taxes in the six months ended June 30, 2023 compared to a loss before taxes for the same period in 2022, as well as the reversal of the permanent reinvestment assertion, which drove $9 million of the benefit in 2022. The effective tax rate for the six months ended June 30, 2023 was 35.0%, compared to (11.3%) in the same period of 2022. The difference in the effective tax rate was driven by discrete and nondeductible permanent items, primarily the reversal of our indefinite reinvestment assertion in 2022. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, state taxes, and discrete items.

Net income and EBITDA

The following table presents net income and EBITDA for the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2023	2022	$	%
Net income	$74	$23	$51	221.7%
EBITDA (non-GAAP)	337	228	109	47.8%
Net income as a % of net revenues	2.2%	0.7%
EBITDA as a % of net revenues	10.0%	7.3%

Our net income for the six months ended June 30, 2023 was $74 million compared to $23 million for the same period in 2022, an increase of $51 million. The improvement primarily resulted from growth in inspection, service, and monitoring revenue and disciplined project and customer selection within our Safety Services and Specialty Services segments and pricing improvements in our Safety Services segment. The increase was also due to a decrease in operating expenses driven by lower acquisition and integration related expenses. The net income increase was partially offset by a decrease in the non-service pension benefit compared to the same period in 2022. Net income as a percentage of net revenues for the six months ended June 30, 2023 and 2022 was 2.2% and 0.7%, respectively. EBITDA for the six months ended June 30, 2023 was $337 million compared to $228 million for the same period in 2022, an increase of $109 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.

Operating Segment Results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022

	Net Revenues
	Six Months Ended June 30,		Change
($ in millions)	2023	2022	$	%
Safety Services	$2,416	$2,220	$196	8.8%
Specialty Services	985	930	55	5.9%
Corporate and Eliminations	(16)	(30)	NM	NM
	$3,385	$3,120	$265	8.5%

	Operating Income (Loss)
	Six Months Ended June 30,		Change
($ in millions)	2023	2022	$	%
Safety Services	$194	$126	$68	54.0%
Safety Services operating margin	8.0%	5.7%
Specialty Services	$41	$25	$16	64.0%
Specialty Services operating margin	4.2%	2.7%
Corporate and Eliminations	$(55)	$(99)	NM	NM
	$180	$52	$128	246.2%

	EBITDA
	Six Months Ended June 30,		Change
($ in millions)	2023	2022	$	%
Safety Services	$296	$244	$52	21.3%
Safety Services EBITDA as a % of net revenues	12.3%	11.0%
Specialty Services	$96	$80	$16	20.0%
Specialty Services EBITDA as a % of net revenues	9.7%	8.6%
Corporate and Eliminations	$(55)	$(96)	NM	NM
	$337	$228	$109	47.8%

NM = Not meaningful

The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Safety Services

Safety Services net revenues for the six months ended June 30, 2023 increased by $196 million or 8.8% compared to the same period in the prior year. The increase was driven by both increased inspection, service, and monitoring revenue. This increase was also due to continued strength in our end markets and strategic pricing improvements. This increase was partially offset by the impact of foreign currency exchange rates.

Safety Services operating margin for the six months ended June 30, 2023 and 2022 was approximately 8.0% and 5.7%, respectively. The increase was primarily the result of disciplined project and customer selection and pricing improvements. The increase was also driven by lower acquisition and integration related expenses incurred in the six months ended June 30, 2023 compared to the same period in the prior year. Safety Services EBITDA as a percentage of net revenues for the six months ended June 30, 2023 and 2022 was approximately 12.3% and 11.0%, respectively. This increase was primarily related to the factors discussed above.

Specialty Services

Specialty Services net revenues for the six months ended June 30, 2023 increased by $55 million or 5.9% compared to the same period in the prior year. The increase was primarily driven by increased service revenue across the segment for emergency service work during the six months ended June 30, 2023 compared to the same period in the prior year.

Specialty Services operating margin for the six months ended June 30, 2023 and 2022 was approximately 4.2% and 2.7%, respectively. The increase was primarily the result of disciplined project and customer selection and better leverage of overhead expenses during the six months ended June 30, 2023. Specialty Services EBITDA as a percentage of net revenues for the six months ended June 30, 2023 and 2022 was approximately 9.7% and 8.6%, respectively, due to the factors discussed above.

Non-GAAP Financial Measures

We supplement our reporting of consolidated financial information determined in accordance with U.S. GAAP with SG&A (excluding amortization) and EBITDA (defined below), which are non-U.S. GAAP financial measures. We use these non-U.S. GAAP financial measures to evaluate our performance, both internally and as compared with our peers because they exclude certain items that may not be indicative of our core operating results. Management believes these measures are useful to investors since they (a) permit investors to view our performance using the same tools that management uses to evaluate our past performance, reportable business segments, and prospects for future performance, (b) permit investors to compare us with our peers, and (c) in the case of EBITDA, determines certain elements of management’s incentive compensation.

These non-U.S. GAAP financial measures, however, have limitations as analytical tools and should not be considered in isolation from, a substitute for, or superior to, the related financial information we report in accordance with U.S. GAAP. The principal limitation of these non-U.S. GAAP financial measures is that they exclude significant expenses required by U.S. GAAP to be recorded in our financial statements and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-U.S. GAAP financial measures. Investors are encouraged to review the following reconciliations of these non-U.S. GAAP financial measures to the most comparable U.S. GAAP financial measures and not to rely on any single financial measure to evaluate our business.

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

The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization) for the periods indicated:

	Three Months Ended June 30,
($ in millions)	2023	2022
Reported SG&A expenses	$389	$376
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(50)	(53)
SG&A expenses (excluding amortization)	$339	$323

	Six Months Ended June 30,
($ in millions)	2023	2022
Reported SG&A expenses	$741	$759
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(98)	(107)
SG&A expenses (excluding amortization)	$643	$652

EBITDA

Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is the measure of profitability used by management to manage its segments and, accordingly, in its segment reporting. We supplement the reporting of our consolidated financial information with EBITDA. We believe this non-U.S. GAAP measure provides meaningful information and helps investors understand our financial results and assess our prospects for future performance. Consolidated EBITDA is calculated in a manner consistent with segment EBITDA, which is a measure of segment profitability.

The following table presents a reconciliation of net income (loss) to EBITDA for the periods indicated:

	Three Months Ended June 30,
($ in millions)	2023	2022
Reported net income (loss)	$48	$30
Adjustments to reconcile net income (loss) to EBITDA:
Interest expense, net	38	28
Income tax provision	27	14
Depreciation	19	19
Amortization	56	57
EBITDA	$188	$148

	Six Months Ended June 30,
($ in millions)	2023	2022
Reported net income	$74	$23
Adjustments to reconcile net income to EBITDA:
Interest expense, net	75	55
Income tax provision (benefit)	39	(2)
Depreciation	38	38
Amortization	111	114
EBITDA	$337	$228

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, access to our $500 million five-year senior secured revolving credit facility (the "Revolving Credit Facility") and the proceeds from debt offerings. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, and inflation, over which we have no control.

As of June 30, 2023, we had $851 million of total liquidity, comprising $368 million in cash and cash equivalents and $483 million ($500 million less outstanding letters of credit of approximately $17 million, which reduce availability) of available borrowings under our Revolving Credit Facility.

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

In 2022, our Board of Directors authorized a stock repurchase program, authorizing the purchase of up to an aggregate of $250 million of common stock through February 2024. During the three and six months ended June 30, 2023, we repurchased 428,688 and 970,004 shares of common stock for aggregate payments of approximately $11 million and $23 million under this stock repurchase program, respectively, leaving approximately $184 million of authorized repurchases.

Cash Flows

The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
($ in millions)	2023	2022
Net cash provided by (used in) operating activities	$73	$(64)
Net cash used in investing activities	(82)	(2,903)
Net cash (used in) provided by financing activities	(232)	1,818
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	4	(9)
Net decrease in cash, cash equivalents, and restricted cash	$(237)	$(1,158)
Cash, cash equivalents, and restricted cash, end of period	$370	$333

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $73 million for the six months ended June 30, 2023 compared to ($64) million of cash used for the same period in 2022. The increase in cash provided by operating activities is primarily due to an increase in net income in the period. This increase in cash provided is also driven by lower working capital needs associated with the various services we provided in the six months ended June 30, 2023 compared to the same period of the prior year. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed. The increase in cash provided by operating activities in the current year is also due to a one-time contribution to an assumed pension plan of $27 million during the six months ended June 30, 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities was $82 million for the six months ended June 30, 2023 compared to $2,903 million for the same period in 2022. During 2022, we completed the Chubb Acquisition resulting in the use of $2,875 million for acquisitions during the six months ended June 30, 2022 compared to $45 million for the same period in 2023. The decrease in cash used in investing activities in the current year was partially offset by an increase in purchases of property and equipment. We purchased $46 million and $34 million of property and equipment during the six months ended June 30, 2023 and 2022, respectively.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was ($232) million for the six months ended June 30, 2023 compared to $1,818 million provided by financing activities for the same period in 2022. The decrease in cash provided by financing activities was primarily driven by equity and debt issuances in the six months ended June 30, 2022 related to the Chubb Acquisition. In the six months ended June 30, 2022, cash provided by financing activities was higher due to $1,101 million of proceeds from the issuance of the 2021 Term Loan and other debt, and $797 million of proceeds from the issuance of Series B Preferred Stock. The increase in cash used in financing activities in the six months ended June 30, 2023 was also driven by $204 million of payments on long-term borrowings.

Financing Activities

Credit Agreement

We have entered into a Credit Agreement by and among APi Group DE, Inc., our wholly-owned subsidiary, as borrower ("APi Group DE"), APG as a guarantor, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank N.A., as administrative agent and as collateral agent (the “Credit Agreement”) which provides for: (1) a term loan facility, pursuant to which we incurred the $1,200 million 2019 Term Loan used to fund a part of the cash portion of the purchase price in the APi Acquisition, and a $1,100 million seven-year incremental term loan ("2021 Term Loan") used to fund a portion of the purchase price in the Chubb acquisition, and (2) a $500 million Revolving Credit Facility of which up to $250 million can be used for the issuance of letters of credit.

The interest rate applicable to the 2019 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 1.50% or (b) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.50% plus a credit spread adjustment ("CSA"). Principal payments on the 2019 Term Loan are due in quarterly installments on the last day of each fiscal quarter, unless prepayments are made, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2019 Term Loan. The 2019 Term Loan matures on October 1, 2026.

The interest rate applicable to the 2021 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 1.75% or (b) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.75% plus a CSA. Principal payments on the 2021 Term Loan will be made in quarterly installments on the last day of each fiscal quarter, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2021 Term Loan. The 2021 Term Loan matures on January 3, 2029. The 2021 Term Loan is subject to the same mandatory prepayment provisions as the 2019 Term Loan.

The interest rate applicable to borrowings under the Revolving Credit Facility is, at our option, either (a) a base rate plus an applicable margin equal to 1.25% or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a CSA.

The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of June 30, 2023 was 2.14:1.00.

During the six months ended June 30, 2023, we repaid an aggregate amount of $200 million, $100 million to each of the 2019 Term Loan and 2021 Term Loan. As a result, the 2019 Term Loan and the 2021 Term Loan have remaining principal amounts of $1,027 million and $985 million, respectively. We had no amounts outstanding under the Revolving Credit Facility, under which $483 million was available after giving effect to $17 million of outstanding letters of credit, which reduces availability.

Senior Notes

On June 22, 2021, APi Group DE completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay a previously outstanding term loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. As of June 30, 2023, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.

On October 21, 2021, APi Escrow Corp, a wholly-owned subsidiary of the Company, completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb Acquisition. As of June 30, 2023, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.

Debt Covenants

We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes and Credit Agreement as of June 30, 2023 and December 31, 2022.

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

Material Cash Requirements from Known Contractual and Other Obligations

Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the Interim Statements and expected to be satisfied using cash generated from operations:

•
Operating and Finance Leases – See Note 11 – "Leases" in the Annual Report on Form 10-K filed on March 1, 2023. We have not had material changes to our lease obligations during the six months ended June 30, 2023.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

As of June 30, 2023, our outstanding variable interest rate debt was primarily related to our 2019 Term Loan and our 2021 Term Loan. As of June 30, 2023, we had $1,027 million outstanding on the 2019 Term Loan and $985 million outstanding on the 2021 Term Loan. To mitigate increases in variable interest rates, we have a four-year interest rate swap with respect to $720 million of notional value of the 2019 Term Loan, exchanging one-month SOFR for a rate of 3.59% per annum. This expense will be offset by the amortization through October 2024 of the remaining gain of $22 million recognized from the termination of the previously outstanding $720 million notional amount interest rate swap resulting in an effective rate on the $720 million of notional value of the 2019 Term Loan of 3.92%. The remaining floating $307 million of our 2019 Term Loan balance will bear interest based on one-month SOFR plus 250 basis points. We have five-year interest rate swaps with respect to $400 million of the notional value of the 2021 Term Loan, exchanging one-month SOFR for a rate an average fixed rate of 3.41%. The 2021 Term Loan balance will bear interest based on one-month SOFR plus 275 basis points, but the rate will fluctuate as SOFR fluctuates. As of June 30, 2023, excluding letters of credit outstanding of $17 million, we had no amounts of outstanding revolving loans under our Credit Agreement.

Foreign currency risk

We have operations in over 20 countries globally. Revenues generated from foreign operations represented approximately 37% and 38% of our consolidated net revenues for the three and six months ended June 30, 2023. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the six months ended June 30, 2023. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment income and other, net, in the condensed consolidated statements of operations and were a gain (loss) of $0 million and ($1) million for the three months ended June 30, 2023 and 2022, respectively, and $0 million and ($2) million for the six months ended June 30, 2023 and 2022, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation gains (losses) totaled approximately $27 million and ($166) million for the three months ended June 30, 2023 and 2022, respectively, and $41 million and ($225) million for the six months ended June 30, 2023 and 2022, respectively.

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

In addition, we are exposed to various supply chain risks, including the market risk of price fluctuations or availability of copper, steel, cable optic fiber, and other materials used as components of supplies or materials utilized in our operations. We are also exposed to increases in energy prices, particularly as they relate to gasoline prices for our vehicle fleet. Disruptions in our supply chain can occur due to market inefficiencies but can also be driven by other events, like cybersecurity breaches, pandemics, or similar disruptive events. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust prices and, as a result, increases in material costs could reduce profitability with respect to projects in progress.

Significant declines in market prices for oil, gas, and other fuel sources may also impact our operations. Prolonged periods of low oil and gas prices may result in projects being delayed or canceled. In a low oil and gas price environment, certain of our businesses could become less profitable or incur losses.

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

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of June 30, 2023 due to the material weaknesses in internal control over financial reporting described below, which were previously disclosed in Item 9A. “Controls and Procedures” of our Form 10-K for the year ended December 31, 2022.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2023 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2023 due to the material weaknesses in internal control over financial reporting identified and further described below.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We continue to have previously identified control deficiencies that are not remediated as of June 30, 2023 related to user access controls related to an information technology system which resulted from insufficient risk assessment and ineffective operation of process level controls over revenue recognition, which resulted from insufficient training. As a result of the user access control deficiencies, process level controls at certain entities that use information from the affected system cannot be relied upon. These control deficiencies constitute material weaknesses in our internal control over financial reporting as of June 30, 2023.

Ongoing Remediation Plan

Management has undertaken various steps to continue remediating such control deficiencies and has seen improved results versus December 31, 2022. Steps taken by us during the three months ended June 30, 2023 include the following:

•
Performed weekly and monthly monitoring of privileged access activity; and
•
Conducted training with operating company personnel related to required level of documentation and proper review of estimates related to revenue recognition.

We plan to continue our efforts to strengthen our internal control over financial reporting and are committed to ensuring that such controls are operating effectively. We are implementing process and control improvements to address the above material weakness as follows:

•
Continue to conduct ongoing training with control owners and reviewers within operations and finance with a specific focus on sufficient documentation and evidence in the execution of the controls; and
•
Perform corporate level review of high risk contracts and their related revenue recognition documentation; and
•
Conduct an evaluation of information technology general controls ("ITGCs") and related policies, with a focus on risk assessment procedures and controls related to access to information technology ("IT") systems and implement an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes.

As anticipated, a remediation effort of this magnitude takes multiple years to complete and we have made significant progress with the Company’s multi-year remediation plans. Based on this progress, management believes full remediation of current material weaknesses can be achieved by year-end. In addition, under the direction of the Audit Committee of the Board of Directors, we will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to refine policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company.

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

Changes in Internal Control over Financial Reporting

We are executing our remediation plans to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Other than changes described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk factors

There have been no material changes to our risk factors contained in Part I, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the Company's purchase of equity securities during the three months ended June 30, 2023:

During the Three Months Ended June 30, 2023	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2023 - April 30, 2023	—	$—	—	$—
May 1, 2023 - May 31, 2023	—	—	—	—
June 1, 2023 - June 30, 2023	428,688	25.66	428,688	184
Total	428,688	$25.66	428,688	$184

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

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

10.24*

Amendment No. 3 to Credit Agreement, dated as of May 19, 2023, by and among APi Group DE, Inc., as borrower, APi Group Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent.

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

APi GROUP CORPORATION

August 3, 2023	/s/ Russell A. Becker
Russell A. Becker
Chief Executive Officer
(Duly Authorized Officer)

August 3, 2023	/s/ Kevin S. Krumm
Kevin S. Krumm
Chief Financial Officer
(Principal Financial Officer)