Form 10-Q
period 2023-09-30
APi Group Corp
filed 2023-11-02
CIK 1796209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to
Commission File Number 001-39275
____________________________________________________________
APi Group Corporation
(Exact Name of Registrant as Specified in its Charter)
____________________________________________________________

Delaware	98-1510303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Old Highway 8 NW New Brighton, Minnesota	55112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (651) 636-4320
____________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 235,559,170 shares of common stock as of October 26, 2023.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APi Group Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$461	$605
Accounts receivable, net of allowances of $4 and $3 at September 30, 2023 and December 31, 2022, respectively	1,280	1,313
Inventories	155	163
Contract assets	530	459
Prepaid expenses and other current assets	226	112
Total current assets	2,652	2,652
Property and equipment, net	377	407
Operating lease right of use assets	227	222
Goodwill	2,404	2,382
Intangible assets, net	1,624	1,784
Deferred tax assets	107	108
Pension and post-retirement assets	407	392
Other assets	151	144
Total assets	$7,949	$8,091

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$256	$206
Accounts payable	431	490
Contingent consideration and compensation liabilities	18	27
Accrued salaries and wages	320	337
Contract liabilities	474	463
Operating and finance leases	72	73
Other accrued liabilities	328	325
Total current liabilities	1,899	1,921
Long-term debt, less current portion	2,342	2,583
Pension and post-retirement obligations	37	40
Contingent consideration and compensation liabilities	10	6
Operating and finance leases	170	166
Deferred tax liabilities	340	340
Other noncurrent liabilities	122	111
Total liabilities	4,920	5,167

Commitments and contingencies (Note 15)

5.5% Series B Redeemable Convertible Preferred Stock, $0.0001 par value, 800,000 authorized shares, 800,000 shares issued and outstanding at September 30, 2023 and December 31, 2022; aggregate liquidation preference of $840	797	797

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock; $0.0001 par value, 500,000,000 authorized shares, 235,146,035 shares and 233,403,912 shares issued at September 30, 2023 and December 31, 2022, respectively (excluding 413,135 and 584,584 shares declared for stock dividend at September 30, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in capital	2,562	2,558
Accumulated deficit	(36)	(164)
Accumulated other comprehensive loss	(294)	(267)
Total shareholders’ equity	2,232	2,127
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$7,949	$8,091

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$1,784	$1,735	$5,169	$4,855
Cost of revenues	1,273	1,295	3,737	3,604
Gross profit	511	440	1,432	1,251
Selling, general, and administrative expenses	407	379	1,148	1,138
Operating income	104	61	284	113
Interest expense, net	37	33	112	88
(Gain) loss on extinguishment of debt, net	—	(5)	3	(5)
Non-service pension benefit	(3)	(10)	(9)	(32)
Investment income and other, net	(4)	(3)	(9)	(5)
Other expense, net	30	15	97	46
Income before income taxes	74	46	187	67
Income tax provision	20	18	59	16
Net income	$54	$28	$128	$51
Net income attributable to common shareholders:
Stock dividend on Series B Preferred Stock	(11)	(11)	(33)	(33)
Net income attributable to common shareholders	$43	$17	$95	$18
Net income per common share:
Basic	$0.15	$0.06	$0.32	$0.06
Diluted	0.15	0.06	0.32	0.06
Weighted average shares outstanding:
Basic	235	234	235	233
Diluted	270	266	269	266
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$54	$28	$128	$51
Other comprehensive income (loss):
Fair value change - derivatives, net of tax benefit (expense) of $—, $(16), $(2), and $(27), respectively	1	51	7	82
Foreign currency translation adjustment	(63)	(86)	(22)	(311)
Comprehensive income (loss)	$(8)	$(7)	$113	$(178)
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	4,000,000	$—	233,403,912	$—	$2,558	$(164)	$(267)	$2,127
Net income	—	—	—	—	—	26	—	26
Fair value change - derivatives	—	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	—	—	14	14
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Series B Preferred Stock dividend	—	—	1,082,877	—	—	—	—	—
Share repurchases	—	—	(541,316)	—	(12)	—	—	(12)
Profit sharing plan contributions	—	—	631,194	—	14	—	—	14
Share-based compensation and other, net	—	—	636,233	—	9	—	—	9
Balance, March 31, 2023	4,000,000	$—	235,212,900	$—	$2,569	$(138)	$(266)	$2,165
Net income	—	—	—	—	—	48	—	48
Fair value change - derivatives	—	—	—	—	—	—	15	15
Foreign currency translation adjustment	—	—	—	—	—	—	27	27
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Series B Preferred Stock dividend	—	—	436,992	—	—	—	—	—
Share repurchases	—	—	(428,688)	—	(11)	—	—	(11)
Share-based compensation and other, net	—	—	49,201	—	7	—	—	7
Balance, June 30, 2023	4,000,000	$—	235,270,405	$—	$2,565	$(90)	$(228)	$2,247
Net income	—	—	—	—	—	54	—	54
Fair value change - derivatives	—	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	—	(63)	(63)
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Share repurchases	—	—	(656,489)	—	(18)	—	—	(18)
Share-based compensation and other, net	—	—	532,119	—	15	—	—	15
Balance, September 30, 2023	4,000,000	$—	235,146,035	$—	$2,562	$(36)	$(294)	$2,232

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	4,000,000	$—	224,625,193	$—	$2,560	$(237)	$—	$2,323
Net loss	—	—	—	—	—	(7)	—	(7)
Fair value change - derivatives	—	—	—	—	—	—	9	9
Foreign currency translation adjustment	—	—	—	—	—	—	(59)	(59)
Series A Preferred Stock dividend	—	—	7,539,697	—	—	—	—	—
Series B Preferred Stock dividend	—	—	519,469	—	—	—	—	—
Share repurchases	—	—	(531,431)	—	(11)	—	—	(11)
Profit sharing plan contributions	—	—	622,655	—	15	—	—	15
Share-based compensation and other, net	—	—	413,029	—	8	—	—	8
Balance, March 31, 2022	4,000,000	$—	233,188,612	$—	$2,572	$(244)	$(50)	$2,278
Net income	—	—	—	—	—	30	—	30
Fair value change - derivatives	—	—	—	—	—	—	22	22
Foreign currency translation adjustment	—	—	—	—	—	—	(166)	(166)
Series B Preferred Stock dividend	—	—	686,455	—	—	—	—	—
Share repurchases	—	—	(681,329)	—	(11)	—	—	(11)
Share-based compensation and other, net	—	—	24,584	—	3	—	—	3
Balance, June 30, 2022	4,000,000	—	233,218,322	—	2,564	(214)	(194)	2,156
Net income	—	—	—	—	—	28	—	28
Fair value change - derivatives	—	—	—	—	—	—	51	51
Foreign currency translation adjustment	—	—	—	—	—	—	(86)	(86)
Series B Preferred Stock dividend	—	—	739,015	—	—	—	—	—
Share repurchases	—	—	(738,572)	—	(11)	—	—	(11)
Share-based compensation and other, net	—	—	567,370	—	12	—	—	12
Balance, September 30, 2022	4,000,000	$—	233,786,135	$—	$2,565	$(186)	$(229)	$2,150
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$128	$51
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59	60
Amortization	167	165
Restructuring charges, net of cash paid	17	12
Deferred taxes	5	(9)
Share-based compensation expense	19	14
Profit-sharing expense	14	10
Non-cash lease expense	55	49
Net periodic pension benefit	(9)	(32)
Loss (gain) on extinguishment of debt, net	3	(5)
Other, net	3	13
Pension contributions	(3)	(27)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	23	(104)
Contract assets	(78)	(134)
Inventories	2	(25)
Prepaid expenses and other current assets	(62)	(25)
Accounts payable	(47)	68
Accrued liabilities and income taxes payable	(27)	(6)
Contract liabilities	9	46
Other assets and liabilities	(61)	(39)
Net cash provided by operating activities	217	82
Cash flows from investing activities:
Acquisitions, net of cash acquired	(57)	(2,881)
Purchases of property and equipment	(64)	(60)
Proceeds from sales of property and equipment	13	10
Net cash used in investing activities	(108)	(2,931)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,104
Payments on long-term borrowings	(206)	(33)
Repurchases of long-term borrowings	—	(30)
Payments of debt issuance costs	—	(25)
Repurchases of common stock	(41)	(33)
Proceeds from equity issuances	—	797
Payments of acquisition-related consideration	(4)	(6)
Restricted shares tendered for taxes	(2)	(1)
Net cash (used in) provided by financing activities	(253)	1,773
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(1)	(17)
Net decrease in cash, cash equivalents, and restricted cash	(145)	(1,093)
Cash, cash equivalents, and restricted cash, beginning of period	607	1,491
Cash, cash equivalents, and restricted cash, end of period	$462	$398
Supplemental cash flow disclosures:
Cash paid for interest	$119	$81
Cash paid for income taxes, net of refunds	70	24
Accrued consideration issued in business combinations	5	1
Shares of common stock issued to profit sharing plan	14	13
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
Investments
The Company holds investments in joint ventures, the majority of which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company exercises control over one joint venture that is consolidated into the Company's financial statements and the results for that joint venture for the three and nine months ended September 30, 2023 were immaterial. The Company’s share of earnings from the non-consolidated joint ventures was $1 and $2 during the three months ended September 30, 2023 and 2022, respectively, and $5 and $3 during the nine months ended September 30, 2023 and 2022, respectively. The earnings are recorded within investment income and other, net in the condensed consolidated statements of operations. The investment balances were $6 and $4 as of September 30, 2023 and December 31, 2022, respectively, and are recorded within other assets in the condensed consolidated balance sheets.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
See the discussion below for information pertaining to the effects of recent accounting pronouncements as updated from the discussion in the Company’s 2022 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on March 1, 2023.

In August 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture would initially measure its assets and liabilities at fair value. ASU 2023-05 is effective for joint ventures with a formation date on or after January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements, but does not expect the impact to be material.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification. This update will improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB codification with the SEC’s regulations. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements, but does not expect the impact to be material.
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
2023 Acquisitions
The Company completed an acquisition included within the Safety Services segment on June 30, 2023 ("Acquisition A23"). Consideration for Acquisition A23 included cash paid at closing of $30, cash deposited into escrow for future deferred payments of $5, and accrued consideration of $3. The results of operations of this acquisition are included in the Company’s condensed consolidated statements of operations from the date of acquisition.
During the nine months ended September 30, 2023, the Company completed four individually immaterial acquisitions for aggregate consideration transferred of $24, made up of cash paid at closing of $22 and accrued consideration of $2. The results of operations of these acquisitions are included in the Company’s condensed consolidated statement of operations from their respective dates of acquisition and were not material.
The Company has not finalized its accounting for the acquisitions and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $38.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

	Acquisition A23	Other 2023 acquisitions
Cash paid at closing	$30	$22
Cash deposited into escrow	5	—
Accrued consideration	3	2
Total net consideration	$38	$24

Accounts receivable	$8	$—
Contract assets	1	—
Intangible assets	13	5
Goodwill	20	19
Accounts payable	(1)	—
Contract liabilities	(3)	—
Net assets acquired	$38	$24
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
The total contingent compensation arrangement liability was $7 and $19 at September 30, 2023, and December 31, 2022, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $15 and $25, inclusive of the $7 and $19, accrued as of September 30, 2023, and December 31, 2022, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.
The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 8 - "Fair Value of Financial Instruments."
The total liability for deferred payments was $14 and $9 at September 30, 2023 and December 31, 2022, respectively, and is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented.
NOTE 4. ASSETS HELD FOR SALE

During the three months ended September 30, 2023, the Company determined its intent to sell an infrastructure/utility operating company in its Specialty Services segment (the "Operating Company"), and classified the net book value of the Operating Company as held for sale in the condensed consolidated balance sheets. As of September 30, 2023, the Operating Company remains classified as held for sale. Pursuant to the authoritative literature, the Company evaluated the recoverability of the carrying value of the assets and liabilities held for sale. During the three months ended September 30, 2023, the Company recorded an impairment charge of $13 in selling, general, and administrative expenses in the condensed consolidated statements of operations related to impairment of goodwill, intangible assets, and other assets.
The following table presents information related to the major classes of assets recorded in prepaid expenses and other current assets and liabilities recorded in other accrued liabilities that were classified as held for sale in the condensed consolidated balance sheets:

September 30, 2023
Accounts receivable	$14
Inventories	2
Contract assets	6
Property and equipment, net	27
Operating lease right of use assets	2
Accounts payable	(8)
Other current liabilities	(3)
Noncurrent operating and finance leases	(3)
Total assets and liabilities held for sale	$37
On October 3, 2023, the Company entered into a definitive agreement to sell the Operating Company for $37. The sale is expected to close before December 31, 2023.

NOTE 5. RESTRUCTURING
During 2022, the Company announced its multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs through fiscal year 2024.
During the nine months ended September 30, 2023, the Company incurred pre-tax restructuring costs within the Safety Services segment of $21 in connection with the Chubb restructuring program. Since the Chubb Acquisition, the Company has incurred aggregate restructuring costs of $51. As of September 30, 2023, the Company had $23 in restructuring liabilities recorded in other accrued liabilities on the condensed consolidated balance sheets for this plan.
In total, the Company estimates that it will recognize approximately $105 of restructuring costs related to the Chubb restructuring program by the end of fiscal year 2024.

For the restructuring program, employee-related costs consist of termination benefits provided to employees who have been involuntarily terminated and voluntary early retirement benefits. Program related costs include costs incurred as a direct result of the restructuring program such as consulting fees and facility relocation costs.
The following table summarizes the Company's restructuring program for the nine months ended September 30, 2023 and 2022:

	Employee termination benefits	Program related costs	Asset write-downs	Total
December 31, 2022	$22	$—	$—	$22
Charges	21	1	4	26
Payments	(18)	—	—	(18)
Reversals	(1)	—	—	(1)
Currency translation adjustment	(1)	—	—	(1)
September 30, 2023	$23	$1	$4	$28

	Employee termination benefits	Program related costs	Asset write-downs	Total
December 31, 2021	$—	$—	$—	$—
Charges	18	—	—	18
Payments	(6)	—	—	(6)
Currency translation adjustment	(1)	—	—	(1)
September 30, 2022	$11	$—	$—	$11
NOTE 6. NET REVENUES
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
The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing, and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the three and nine months ended September 30, 2023, and 2022. During 2023, the Company moved an immaterial business component within the Safety

Services segment from the HVAC to the Life Safety reporting unit, and prior period amounts in this table have been recast to reflect the current period presentation. Disaggregated net revenues information is as follows:

	Three Months Ended September 30, 2023
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,084	$—	$1,084
Heating, Ventilation, and Air Conditioning ("HVAC")	133	—	133
Infrastructure/Utility	—	360	360
Fabrication	—	42	42
Specialty Contracting	—	167	167
Corporate and Eliminations	—	—	(2)
Net revenues	$1,217	$569	$1,784

	Three Months Ended September 30, 2022
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,021	$—	$1,021
HVAC	133	—	133
Infrastructure/Utility	—	341	341
Fabrication	—	87	87
Specialty Contracting	—	162	162
Corporate and Eliminations	—	—	(9)
Net revenues	$1,154	$590	$1,735

	Nine Months Ended September 30, 2023
	Safety Services	Specialty Services	Consolidated
Life Safety	$3,250	$—	$3,250
HVAC	383	—	383
Infrastructure/Utility	—	907	907
Fabrication	—	155	155
Specialty Contracting	—	492	492
Corporate and Eliminations	—	—	(18)
Net revenues	$3,633	$1,554	$5,169

	Nine Months Ended September 30, 2022
	Safety Services	Specialty Services	Consolidated
Life Safety	$3,003	$—	$3,003
HVAC	371	—	371
Infrastructure/Utility	—	849	849
Fabrication	—	194	194
Specialty Contracting	—	477	477
Corporate and Eliminations	—	—	(39)
Net revenues	$3,374	$1,520	$4,855

	Three Months Ended September 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$595	$559	$(2)	$1,152
France	140	—	—	140
Other	482	10	—	492
Net revenues	$1,217	$569	$(2)	$1,784

	Three Months Ended September 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$568	$565	$(9)	$1,124
France	125	—	—	125
Other	461	25	—	486
Net revenues	$1,154	$590	$(9)	$1,735

	Nine Months Ended September 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,738	$1,525	$(18)	$3,245
France	446	—	—	446
Other	1,449	29	—	1,478
Net revenues	$3,633	$1,554	$(18)	$5,169

	Nine Months Ended September 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,576	$1,481	$(39)	$3,018
France	417	—	—	417
Other	1,381	39	—	1,420
Net revenues	$3,374	$1,520	$(39)	$4,855
For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at September 30, 2023 was $2,732. The Company expects to recognize revenue on approximately 87% of the remaining performance obligations over the next twelve months.
Contract assets and liabilities
Contract assets and contract liabilities are classified as current in the condensed consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets, and contract liabilities from contracts with customers as of September 30, 2023 and December 31, 2022 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at September 30, 2023	$1,280	$530	$474
Balance at December 31, 2022	1,313	459	463
The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At September 30, 2023 and December 31, 2022, retentions receivable were $159 and $150, respectively, while the portions that may not be received within one year were $27 and $35, respectively.

NOTE 7. GOODWILL AND INTANGIBLES
Goodwill
The following table provides disclosure of goodwill by segment as of September 30, 2023 and December 31, 2022. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2023 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2022	$2,201	$181	$2,382
Acquisitions	39	—	39
Impairment of goodwill (1)	—	(4)	(4)
Foreign currency translation	(13)	—	(13)
Goodwill as of September 30, 2023	$2,227	$177	$2,404
(1)    During the three months ended September 30, 2023, the Company determined its intent to sell the Operating Company (see Note 4 – “Assets Held for Sale”). Pursuant to the authoritative literature, the Company evaluated the recoverability of the carrying value of the assets and liabilities held for sale and recorded a goodwill impairment charge of $4.
Intangibles
The Company’s identifiable intangible assets are comprised of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.3	$154	$(146)	$8
Customer relationships	9.5	1,513	(477)	1,036
Trade names and trademarks	12.4	702	(122)	580
Total		$2,369	$(745)	$1,624

	December 31, 2022
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.9	$153	$(126)	$27
Customer relationships	10.0	1,508	(367)	1,141
Trade names and trademarks	13.2	704	(88)	616
Total		$2,365	$(581)	$1,784

Amortization expense recognized on identifiable intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$7	$15	$20	$22
Selling, general, and administrative expenses	49	36	147	143
Total intangible asset amortization expense	$56	$51	$167	$165
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
Level 1:Observable inputs such as quoted prices for identical assets or liabilities in active markets.
Level 2:Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3:Unobservable inputs that reflect the Company's own assumptions.
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

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements at September 30, 2023
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$36	$—	$36
Cash flow hedges - cross currency contracts	—	15	—	15
Cash flow hedges - foreign currency forward contracts	—	—	—	—
Net investment hedges - cross currency contracts	—	27	—	27
Fair value hedges - cross currency contracts	—	47	—	47
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	1	—	1
Total	$—	$126	$—	$126

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	(1)	—	(1)
Contingent consideration obligations	—	—	(6)	(6)
Total	$—	$(1)	$(6)	$(7)

	Fair Value Measurements at December 31, 2022
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$14	$—	$14
Cash flow hedges - cross currency contracts	—	17	—	17
Cash flow hedges - foreign currency forward contracts	—	—	—	—
Net investment hedges - cross currency contracts	—	32	—	32
Fair value hedges - cross currency contracts	—	50	—	50
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Total	$—	$113	$—	$113

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(4)	(4)
Total	$—	$—	$(4)	$(4)
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
The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Nine Months Ended, September 30, 2023
Balance as of December 31, 2022	$4
Issuances	3
Settlements	(1)
Adjustments to fair value	—
Balance as of September 30, 2023	$6
Number of open contingent consideration arrangements at the end of the period	2
Maximum potential payout at the end of the period	$6
At September 30, 2023, the remaining open contingent consideration arrangements are set to expire at various dates through 2025. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three and nine months ended September 30, 2023.
Fair value estimates
The following table presents the carrying amount and fair value of the Company’s term loans and senior notes (instruments defined in Note 11 – “Debt”), including current portions and excluding unamortized debt issuance costs. The fair values are estimated by discounting future cash flows at current interest rates for borrowing arrangements with similar terms and conditions. The inputs used to calculated fair value are considered to be Level 2 inputs under the fair value hierarchy. During the first quarter of 2023, the Company repaid an aggregate amount of $200, $100 to each of the 2019 Term Loan and 2021 Term Loan.

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Term Loan	$1,027	$1,027	$1,127	$1,120
2021 Term Loan	985	986	1,085	1,075
4.125% Senior Notes	337	285	337	284
4.750% Senior Notes	277	242	277	243

See Note 19 - "Subsequent Events” for a discussion of the October 2023 repricing of the 2019 Term Loan and 2021 Term Loan, extension of the 2019 Term Loan, and partial repayment of the 2019 Term Loan.
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

The Company is exposed to credit risk in the event of nonperformance of counterparties for foreign currency forward exchange contracts, cross currency swaps, and interest rate swap agreements. The Company monitors its exposure to credit risk by using credit approvals and credit limits and by selecting major global banks and financial institutions as counterparties. The Company does not enter into derivative transactions for trading purposes, and is not party to any derivatives that require collateral to be posted prior to settlement.
Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements do not call for collateral, and no cash collateral had been received or pledged related to the underlying derivatives as of September 30, 2023.
The following table presents the fair value of derivative instruments:

	September 30, 2023			December 31, 2022
	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent liabilities	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,120	$36	$—	$1,120	$14	$—
Cross currency contracts	120	15	—	120	17	—
Foreign currency forward contracts	2	—	—	—	—	—
Fair value hedges:
Cross currency contracts	721	47	—	721	50	—
Net investment hedges:
Cross currency contracts	230	27	—	230	32	—
Total derivatives designated as hedging instruments	2,193	125	—	2,191	113	—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	103	1	(1)	118	—	—
Total derivatives not designated as hedging instruments	103	1	(1)	118	—	—

Total derivatives	$2,296	$126	$(1)	$2,309	$113	$—

The following table presents the after tax effect of derivatives on the condensed consolidated statements of operations:

		Amount of income (expense) recognized in income
Derivatives	Location of income (expense) recognized in income	Three Months Ended September 30,
		2023	2022
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$8	$1
Cross currency contracts	Investment income and other, net	3	7
Cross currency contracts	Interest expense, net	1	1
Foreign currency forward contracts	Investment income and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment income and other, net	22	49
Cross currency contracts	Interest expense, net	1	1
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	1	1
Not designated as hedging instruments:
Foreign currency forward contracts	Investment income and other, net	—	2

		Amount of income (expense) recognized in income
Derivatives	Location of income (expense) recognized in income	Nine Months Ended September 30,
		2023	2022
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$23	$(3)
Cross currency contracts	Investment income and other, net	1	15
Cross currency contracts	Interest expense, net	2	2
Foreign currency forward contracts	Investment income and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment income and other, net	1	92
Cross currency contracts	Interest expense, net	2	3
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	3	3
Not designated as hedging instruments:
Foreign currency forward contracts	Investment income and other, net	—	5
Currency Effects
The income (expense) from derivatives designed to offset foreign currency exposure and recorded in investment income and other, net were offset by foreign currency transaction gains and losses resulting in a net gain (loss) of $0 for both the three months ended September 30, 2023 and 2022, and $0 and $(2) for the nine months ended September 30, 2023 and 2022, respectively.

The following table presents the effect of cash flow and fair value hedge accounting on accumulated other comprehensive income (loss) ("AOCI"):

	Amount of gain (loss) recognized in other comprehensive income		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Three Months Ended September 30,			Three Months Ended September 30,
Derivatives	2023	2022		2023	2022
Cash flow hedging relationships:
Interest rate swaps	$8	$35	Interest expense, net	$4	$1
Cross currency contracts	(2)	—	Investment income and other, net	3	7
Forward currency forward contracts	—	—	Investment income and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	(7)	6	Investment income and other, net	23	51
Net investment hedging relationships:
Cross currency contracts	2	10	Interest expense, net	(1)	(1)

	Amount of gain (loss) recognized in other comprehensive income		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Nine Months Ended September 30,			Nine Months Ended September 30,
Derivatives	2023	2022		2023	2022
Cash flow hedging relationships:
Interest rate swaps	$16	$54	Interest expense, net	$12	$1
Cross currency contracts	(3)	3	Investment income and other, net	1	15
Forward currency forward contracts	—	—	Investment income and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	(3)	1	Investment income and other, net	1	94
Net investment hedging relationships:
Cross currency contracts	(3)	25	Interest expense, net	—	(1)
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
During 2022, the Company terminated the previously outstanding $720 notional amount interest rate swap with a maturity date in October 2024 ("2024 Interest Rate Swap"). The present value as of the date of termination of the 2024 Interest Rate Swap is recorded in AOCI on the condensed consolidated balance sheets. The fair value previously recognized in AOCI related to interest rate movements of the 2024 Interest Rate Swap is being amortized to interest expense on a straight-line basis through October 2024. As of September 30, 2023, approximately $18 of unrealized pre-tax gains remained in AOCI.

During 2022, the Company entered into an aggregate $720 notional amount interest rate swap ("2026 Interest Rate Swap"), as amended on May 19, 2023 in connection with the transition to the Secured Overnight Financing Rate ("SOFR"). Refer to Note 11 - "Debt" for additional information. The 2026 Interest Rate Swap exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.59% over the term of the agreement, which matures in October 2026.
During the first quarter of 2023, the aggregate $400 notional forward-starting swaps became effective ("2028 Interest Rate Swap"), as amended on May 19, 2023 in connection with the transition to SOFR. Refer to Note 11 - "Debt" for additional information. These interest rate swaps exchange a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.41% over the term of the agreements, which mature in January 2028.
As of September 30, 2023, the Company had $1,120 notional amount outstanding in swap agreements, which includes the aggregate $400 notional 2028 Interest Rate Swap, and the $720 notional 2026 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (SOFR) payments for its SOFR based term loans of $2,012. As of September 30, 2023, the weighted average fixed rate of interest on these swaps was approximately 3.52%. Variations in the assets and liability balances are primarily driven by changes in the applicable forward yield curves related to SOFR.
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
NOTE 10. PROPERTY AND EQUIPMENT, NET
The components of property and equipment as of September 30, 2023, and December 31, 2022 are as follows:

	Estimated Useful Lives (In Years)	September 30, 2023	December 31, 2022
Land	N/A	$26	$30
Building	39	83	98
Machinery and equipment	1-20	268	313
Autos and trucks	4-10	112	116
Office equipment	5-7	86	35
Leasehold improvements	1-15	33	33
Total cost		608	625
Accumulated depreciation		(231)	(218)
Property and equipment, net		$377	$407
Depreciation expense related to property and equipment, including finance leases, was $21 and $22 during the three months ended September 30, 2023 and 2022, and $59 and $60 during the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the condensed consolidated statements of operations.

NOTE 11. DEBT
Debt obligations consist of the following:

	Maturity Date	September 30, 2023	December 31, 2022
Term loan facility
2019 Term Loan	October 1, 2026	$1,027	$1,127
2021 Term Loan	January 3, 2029	985	1,085
Revolving Credit Facility	October 1, 2026	—	—
Senior notes
4.125% Senior Notes	July 15, 2029	337	337
4.750% Senior Notes	October 15, 2029	277	277
Other obligations		6	6
Total debt obligations		2,632	2,832
Less: unamortized deferred financing costs		(34)	(43)
Total debt, net of deferred financing costs		2,598	2,789
Less: short-term and current portion of long-term debt		(256)	(206)
Long-term debt, less current portion		$2,342	$2,583
Term loan facility
The Company amended its credit agreement during the second quarter of 2023, which provided for amended interest rates applicable to the Company's existing term loans and future borrowings under the revolving credit facility. In May 2023, the Company entered into an amendment to the credit agreement to replace the London Inter-Bank Offered Rate ("LIBOR") index with Term SOFR.
As of September 30, 2023, the Company had $1,027 of principal outstanding under the $1,200 term loan (the "2019 Term Loan") with a maturity date of October 1, 2026. During the nine months ended September 30, 2023, the Company made a payment of $100 on the 2019 Term Loan. The interest rate applicable to the 2019 Term Loan is, at the Company's option, either (a) a base rate plus an applicable margin equal to 1.50% or (b) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.50% plus a credit spread adjustment ("CSA").
As of September 30, 2023, the Company had $985 of principal outstanding under the $1,100 term loan (the "2021 Term Loan") with a maturity date of January 3, 2029. During the nine months ended September 30, 2023, the Company made a payment of $100 on the 2021 Term Loan. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 1.75% or (2) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.75% plus a CSA.
The interest rate applicable to borrowings under the $500 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25%, or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a CSA.

See Note 19 - "Subsequent Events” for a discussion of the October 2023 repricing of the 2019 Term Loan and 2021 Term Loan, extension of the 2019 Term Loan, and partial repayment of the 2019 Term Loan.
Swap activity
In the three months ended September 30, 2023, the Company amended its existing interest rate swaps in connection with the transition to SOFR for the term loans.
As of September 30, 2023, the Company had a four-year interest rate swap with respect to $720 of notional value, exchanging one-month SOFR for a fixed rate of 3.59% per annum, and a five-year interest rate swap, which started in the first quarter of 2023, exchanging one-month SOFR for a rate of 3.41%. Accordingly, the Company's fixed interest rate per annum on the first swapped $400 notional value of the term loans is 3.41% and the second swapped $720 notional value of the term loans is 3.59% through their maturity. The remaining $892 of the term loans balance will bear interest based on one-month SOFR plus CSA plus 250 basis points or SOFR plus CSA plus 275 basis points, but the rate will fluctuate as SOFR fluctuates. Refer to Note 9 - "Derivatives" for additional information.
As of September 30, 2023 and December 31, 2022, the Company had no amounts outstanding under the Revolving Credit Facility, and $484 and $446 was available at September 30, 2023 and December 31, 2022, respectively, after giving effect to $16 and $54 of outstanding letters of credit, respectively.
As of September 30, 2023 and December 31, 2022, the Company was in compliance with all applicable debt covenants.
Senior notes
4.125% Senior Notes
During 2021, the Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (the “4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The Company repurchased $13 of the 4.125% Senior Notes in September 2022 and the balance as of September 30, 2023 was $337.
4.750% Senior Notes
During 2021, the Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes") issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries. The Company repurchased $23 of the 4.750% Senior Notes in September 2022 and the balance as of September 30, 2023 was $277.
The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of September 30, 2023, and December 31, 2022.
Other obligations
As of each of September 30, 2023 and December 31, 2022, the Company had $6 in notes outstanding for working capital purposes and the acquisition of equipment and vehicles.
NOTE 12. INCOME TAXES
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, and discrete items. The Company’s effective tax rate was 25.5% and 40.5% for the three months ended September 30, 2023 and 2022, and 31.3% and 24.2% for the nine months ended September 30, 2023, and 2022, respectively. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the three and nine months ended September 30, 2023 and 2022 is due to nondeductible permanent items, state taxes, taxes on foreign earnings in jurisdictions that have higher tax rates, and the reversal of the Company’s indefinite reinvestment assertion.
As of September 30, 2023, the Company’s deferred tax assets included a valuation allowance of $105 primarily related to certain net operating loss, capital loss, and tax credit carryforwards of the Company’s foreign subsidiaries. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.
As of September 30, 2023, the Company had gross federal, state, and foreign net operating loss carryforwards of approximately $0, $21, and $104, respectively. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2027. The foreign net operating losses have carryback periods of three years, carryforward periods of twenty years, or are indefinite, and begin to expire in 2036.
The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities in the condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated statements of operations. As of September 30, 2023, and December 31, 2022, the total gross unrecognized tax benefits were $6 and $8, respectively. The Company had accrued gross interest and penalties as of each of September 30, 2023 and December 31, 2022 of $2. During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize net interest expense.
If all of the Company’s unrecognized tax benefits as of September 30, 2023, were recognized, $8 would impact the Company’s effective tax rate. The Company does not expect any unrecognized tax benefits to expire in the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. As of September 30, 2023, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2014. There are various other audits in state and foreign jurisdictions, including an ongoing IRS exam related to the 2019 final S Corporation return. No adjustments have been proposed and the Company does not expect the results of the audits to have a material impact on the Interim Statements.
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
NOTE 13. EMPLOYEE BENEFIT PLANS
Defined benefit pension plans
The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants and frozen for accrual of future service.
During the second quarter of 2023, an annuity purchase transaction, commonly known as a “buy-in”, was executed for the two pension plans in the United Kingdom. Under the terms of the contract, which is issued by a third-party insurance company with no affiliation to the Company, all pension obligations will be funded by the insurer’s annuity payments, but the plans still retain full legal responsibility to pay the benefits to plan participants using the insurance payments. As the plans maintain full legal responsibility, with the annuity contracts being assets of the plans, settlement accounting has not been applied and the contracts represent a change in investment strategy and not a significant change in the plan structure requiring a remeasurement at the interim date. Given the funded status of the plans, the Company does not expect any future contributions to be required.
The components of the net periodic pension benefit for the defined benefit pension plans are as follows:

	Three Months Ended September 30,
	2023	2022
Service cost	$1	$3
Interest cost	16	7
Expected return on plan assets	(19)	(18)
Net periodic pension benefit	$(2)	$(8)

	Nine Months Ended September 30,
	2023	2022
Service cost	$3	$9
Interest cost	47	24
Expected return on plan assets	(56)	(56)
Net periodic pension benefit	$(6)	$(23)
Multiemployer pension plans
Certain subsidiaries of the Company contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within costs of revenues on the condensed consolidated statements of operations. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time and the plans in which they participate vary depending upon the location, the number of ongoing projects, and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $25 and $26 during the three months ended September 30, 2023 and 2022, respectively, and $75 and $77 during the nine months ended September 30, 2023 and 2022, respectively.
Profit sharing plans
The Company has a trustee-administered profit-sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit-Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors, which may be settled in shares of the Company's common stock or in cash. In connection with these plans, the Company recognized $4 and $4 in expense during the three months ended September 30, 2023 and 2022, respectively, and $14 and $10 in expense during the nine months ended September 30, 2023 and 2022, respectively.
Employee stock purchase plan
Most of the Company’s employees in the U.S. and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. The Company recognized $1 of expense during each of the three months ended September 30, 2023 and 2022 and $4 and $3 of expense during the nine months ended September 30, 2023 and 2022, respectively.
NOTE 14. RELATED-PARTY TRANSACTIONS
The Company incurred advisory fees of $1 during each of the three months ended September 30, 2023 and 2022 and $3 during each of the nine months ended September 30, 2023 and 2022, in each case payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors. In addition, dividends for Series A Preferred Stock were declared as of December 31, 2021 and settled in shares during January 2022. The Company issued 7,539,697 shares in January 2022 to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company's Board of Directors.
During 2022, the Company issued and sold 800,000 shares of the Company’s 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $800. Of the 800,000 shares issued and sold, 200,000 shares were sold to Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), which is the aggregate owner of more than 5% of the Company's outstanding stock. The Company declared dividends of 103,283 and 184,754 shares of common stock on the Series B Preferred Stock held by the Viking Purchasers during the three months ended September 30, 2023, and 2022, respectively. The Company declared dividends of 337,103 and 486,234 shares of common stock on the Series B Preferred Stock held by the Viking Purchasers during the nine months ended September 30, 2023, and 2022, respectively.
The Company has entered into sales contracts with Royal Oak Enterprises, an entity controlled by a co-chair of the Company's Board of Directors, and recorded $1 and $3 in net revenues for the three and nine months ended September 30, 2023, respectively.
From time to time, the Company also enters other immaterial related-party transactions.
NOTE 15. COMMITMENTS AND CONTINGENCIES
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
The outstanding liability for these obligations was $17 and $16, and was included in other noncurrent liabilities on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
NOTE 16. SHAREHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
Shareholders' equity
Series A Preferred Stock
The Company had 4,000,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2023 ("Series A Preferred Stock"). The Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis on the last day of 2026. The holders of the Series A Preferred Stock are entitled to receive an annual dividend in the form of common stock or cash, at the Company’s sole option, based on the increase in the market price of the Company’s common stock.
Stock Repurchases
The Company is authorized to purchase up to an aggregate of $250 of shares of the Company’s common stock pursuant to the stock repurchase program ("SRP"), which will expire on February 29, 2024, unless otherwise modified or terminated by the Company's Board of Directors. The SRP authorizes open market, private, and accelerated share repurchase transactions. During the three months ended September 30, 2023, and 2022, the Company repurchased 656,489 and 738,572 shares of common stock for aggregate payments of approximately $18 and $11, respectively. During the nine months ended September 30, 2023 and 2022, the Company repurchased 1,626,493 and 1,951,332 shares of common stock for approximately $41 and $33, respectively. As of September 30, 2023, the Company had approximately $166 of authorized repurchases remaining under the SRP.
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
Dividends
The holders of Series B Preferred Stock are entitled to receive cumulative dividends at a rate of 5.5% as and when declared by the Board of Directors, prior and in preference to any declaration or payment of any dividend on the Company's common stock and Series A Preferred Stock. Series B Preferred Stock dividends are cumulative and accrued quarterly, in cash or in common stock, based on an annual 5.5% dividend rate. The Company declared a Series B Preferred Stock dividend of $11, or 584,584 shares of common stock, in December 2022 and issued the shares in January 2023. The Company declared a Series B Preferred Stock dividend of $11, or 413,135 shares of common stock, and $11, or 739,015 shares of common stock, during the three months ended September 30, 2023, and 2022, respectively. The Company declared and issued a Series B Preferred Stock dividend of $11, or 739,015 shares of common stock, during the three months ended September 30, 2022. The Company declared and issued a Series B Preferred Stock dividend of $22, or 935,285 shares of common stock, and $33, or 1,944,939 shares of common stock, during the nine months ended September 30, 2023, and 2022, respectively. If regular dividends are to be paid in shares of common stock, then each holder shall be entitled to receive such number of whole shares of common stock as is determined by dividing the pro rata amount of regular dividends to which a holder is entitled by the average price per share of common stock over the dividend determination period from dividend notice until the payment date.
NOTE 17. EARNINGS PER SHARE
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings per common share:
Net income	$54	$28	$128	$51
Less income allocable to Series A Preferred Stock	(4)	(2)	(10)	(2)
Less income allocable to Series B Preferred Stock	(4)	(2)	(10)	(2)
Less stock dividend attributable to Series B Preferred Stock	(11)	(11)	(33)	(33)
Net income attributable to common shareholders	$35	$13	$75	$14

Weighted average shares outstanding - basic	235,418,566	233,605,429	234,996,055	232,982,467
Income per common share - basic	$0.15	$0.06	$0.32	$0.06

Diluted earnings per common share:
Net income	$54	$28	$128	$51
Less income allocable to Series A Preferred Stock	(4)	(2)	(10)	(2)
Less stock dividend attributable to Series B Preferred Stock	(11)	(11)	(33)	(33)
Net income attributable to common shareholders - diluted	$39	$15	$85	$16

Weighted average shares outstanding - basic	235,418,566	233,605,429	234,996,055	232,982,467
Dilutive securities: (1)
Restricted stock units, warrants, and stock options	420,465	336,325	308,745	357,350
Shares issuable upon conversion of Series B Preferred Shares	32,520,000	32,520,000	32,520,000	32,520,000
Shares issuable pursuant to the Series A Preferred Stock dividend (2)	1,679,291	—	1,099,296	—
Weighted average shares outstanding - diluted	270,038,322	266,461,754	268,924,096	265,859,817
Income per common share - diluted	$0.15	$0.06	$0.32	$0.06
1.For all periods presented, 4,000,000 shares of Series A Preferred Stock, which are convertible to the same number of common shares, have been excluded from the calculation of diluted shares, as their inclusion would be anti-dilutive.
2.For the three and nine months ended September 30, 2023, dilutive securities include common share equivalents which represent the annual dividend, payable in the form of common shares or cash at the Company's sole option, that Series A Preferred Shares would be entitled to receive assuming that the volume weighted average price of the Company’s common shares for the last ten trading days of the period would be the same average price during the last ten trading days of the calendar year. The holders of the Series A Preferred Stock are entitled to receive an annual dividend based on the increase in the market price of the Company’s common stock (the "Annual Dividend Amount"). The Annual Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 141,194,638 shares. During 2023, the Annual Dividend Amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $24.3968.

NOTE 18. SEGMENT INFORMATION
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
Summarized financial information for the Company’s reportable segments is presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income (loss) to EBITDA:

	Three Months Ended September 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,217	$569	$(2)	$1,784
EBITDA Reconciliation
Operating income (loss)	$98	$43	$(37)	$104
Plus:
Investment income and other, net	2	1	1	4
Non-service pension benefit	3	—	—	3
Depreciation	8	13	—	21
Amortization	42	13	1	56
EBITDA	$153	$70	$(35)	$188
Total assets	$5,983	$1,315	$651	$7,949
Capital expenditures	5	10	3	18

	Three Months Ended September 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,154	$590	$(9)	$1,735
EBITDA Reconciliation
Operating income (loss)	$60	$45	$(44)	$61
Plus:
Investment income and other, net	1	2	—	3
Non-service pension benefit	10	—	—	10
Gain on extinguishment of debt, net	—	—	5	5
Depreciation	8	12	2	22
Amortization	37	14	—	51
EBITDA	$116	$73	$(37)	$152
Total assets	$5,879	$1,357	$705	$7,941
Capital expenditures	5	16	5	26

	Nine Months Ended September 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$3,633	$1,554	$(18)	$5,169
EBITDA Reconciliation
Operating income (loss)	$292	$84	$(92)	$284
Plus:
Investment income and other, net	2	6	1	9
Non-service pension benefit	9	—	—	9
Loss on extinguishment of debt, net	—	—	(3)	(3)
Depreciation	21	37	1	59
Amortization	125	39	3	167
EBITDA	$449	$166	$(90)	$525
Total assets	$5,983	$1,315	$651	$7,949
Capital expenditures	19	41	4	64

	Nine Months Ended September 30, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$3,374	$1,520	$(39)	$4,855
EBITDA Reconciliation
Operating income (loss)	$186	$70	$(143)	$113
Plus:
Investment income and other, net	2	5	(2)	5
Non-service pension benefit	32	—	—	32
Gain on extinguishment of debt, net	—	—	5	5
Depreciation	20	35	5	60
Amortization	120	43	2	165
EBITDA	$360	$153	$(133)	$380
Total assets	$5,879	$1,357	$705	$7,941
Capital expenditures	16	37	7	60

NOTE 19. SUBSEQUENT EVENTS

On October 3, 2023, the Company entered into a definitive agreement to sell an infrastructure/utility operating company in its Specialty Services segment, for $37. The sale is expected to close before December 31, 2023. Refer to Note 4 - "Assets Held for Sale" for additional information.

On October 11, 2023, the Company completed repricing of its 2019 Term Loan and 2021 Term Loan. The repricing reduces the applicable margin on all outstanding amounts by 25 basis points. Additionally, $422 of the 2019 Term Loan was extended to the 2021 Term Loan and assumed all the same terms as the repriced 2021 Term Loan. The Company made a repayment of $100 on the 2019 Term Loan concurrent with the close of this transaction. Following the repricing transaction, the Company has $505 outstanding on 2019 Term Loan and $1,407 outstanding on the 2021 Term Loan.

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
These forward-looking statements are based on our current expectations and assumptions and on information currently available to management and include, among others, statements regarding, as of the date such statements are made:
•our beliefs and expectations regarding our business strategies and competitive strengths;
•our beliefs regarding procurement challenges and the nature of our contractual arrangements and renewal rates and their impact on our future financial results;
•our beliefs regarding our acquisition platform and ability to execute on and successfully integrate strategic acquisitions;
•our beliefs regarding the future demand for our services, the seasonal and cyclical volatility of our business, financial condition, results of operations, and cash flows;
•our beliefs regarding the recurring and repeat nature of our business, customers and revenues, and its impact on our cash flows and organic growth opportunities and our belief that it helps mitigate the impact of economic downturns;
•our intent to continue to grow our business, both organically and through acquisitions, and our beliefs regarding the impact of our business strategies on our growth;
•our beliefs regarding our customer relationships and plans to grow existing business and expand service offerings;
•our beliefs regarding our ability to pass along commodity price increases to our customers;
•our expectations regarding the cost of compliance with laws and regulations;
•our expectations regarding labor matters;
•our beliefs regarding market risk, including our exposure to foreign currency fluctuations, and our ability to mitigate that risk;
•our expectations and beliefs regarding accounting and tax matters;
•our beliefs regarding the effectiveness of the steps taken to remediate previously reported material weaknesses in our internal control over financial reporting and the timing of remediation;
•our expectations regarding future capital expenditures;
•our expectations regarding future expenses in connection with our multi-year restructuring program, including those related to workforce reductions;
•our expectations regarding future pension contributions;
•our expectations regarding the acquisition (the "Chubb Acquisition") of the Chubb fire and security business (the "Chubb business" or "Chubb"), including the operational challenges and the expected benefits of the acquisition and future growth, expansion, cross-selling and other value creation opportunities; and
•our beliefs regarding the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity.
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
•adverse developments in the credit markets that could adversely affect funding of construction projects;
•exposure to global economic, political and legal risks related to our international operations, including geopolitical instability;
•the ability and willingness of customers to invest in infrastructure projects;
•a decline in demand for our services or for the products and services of our customers;
•the fact that our revenues are derived primarily from contracts with durations of less than six months and the risk that customers will not renew or enter into new contracts;
•our ability to successfully acquire other businesses, successfully integrate acquired businesses into our operations and manage the risks and potential liabilities associated with those acquisitions;
•the impact of our regional, decentralized business model on our ability to execute on our business strategies and operate our business successfully;
•our ability to compete successfully in the industries and markets we serve;
•our ability to properly manage and accurately estimate costs associated with specific customer projects, in particular for arrangements with fixed price terms;
•supply chain constraints and interruptions, and the resulting increases in the cost, or reductions in the supply, of the materials and commodities we use in our business and for which we bear the risk of such increases;
•the impact of inflation;
•our relationship with our employees, a large portion of which are covered by collective bargaining arrangements, and our ability to effectively manage and utilize our workforce;
•the inherently dangerous nature of the services we provide and the risks of potential liability;
•the impact of customer consolidation;
•the loss of the services of key senior management personnel and the availability of skilled personnel;
•the seasonality of our business and the impact of weather conditions;
•the variability of our operating results between periods and the resulting difficulty in forecasting future operating results;
•litigation that results from our business, including costs related to any damages we may be required to pay as a result of general liability or workmanship claims brought by our customers;
•the impact of health, safety, and environmental laws and regulations, and the costs associated with compliance with such laws and regulations;
•our substantial level of indebtedness and the effect of restrictions on our operations set forth in the documents that govern such indebtedness;
•our expectations regarding the acquisition of the Chubb business, including the expected benefits of the acquisition and future value creation opportunities; and
•our compliance with certain financial maintenance covenants in our credit agreement and the effect on our liquidity of any failure to comply with such covenants.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section should be read in conjunction with the interim unaudited condensed consolidated financial statements (the "Interim Statements") and related notes included in this quarterly report, and the Company's 2023 audited annual consolidated financial statements, the related notes thereto and under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other disclosures contained in our Annual Report on Form 10-K, including financial results for the year ended December 31, 2022. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under the “Cautionary Note Regarding Forward Looking Statements” section of this quarterly report.
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
We operate our business under two primary operating segments, which are also our reportable segments:
•Safety Services – A leading provider of safety services in North America, Asia Pacific, and Europe, focusing on end-to-end integrated occupancy systems (fire protection solutions, Heating, Ventilation, and Air Conditioning (“HVAC”) and entry systems), including design, installation, inspection and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high-tech, industrial and special-hazard settings.
•Specialty Services – A leading provider of a variety of infrastructure services and specialized industrial plant services, which include maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer and telecommunications infrastructure. Our services include engineering and design, fabrication, installation, maintenance service and repair, retrofitting and upgrading, pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance to customers within the energy industry. Customers within this segment vary from private and public utilities, communications, healthcare, education, transportation, manufacturing, industrial plants, and governmental agencies throughout North America.
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
For financial information about our operating segments, see Note 18 – “Segment Information” to our condensed consolidated financial statements included herein.

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
During the nine months ended September 30, 2023, we have incurred pre-tax restructuring costs within the Safety Services segment of $21 million in connection with the Chubb restructuring program. In total, we estimate that we will recognize approximately $105 million of restructuring costs related to the Chubb restructuring program by the end of fiscal year 2024.
For additional information about our restructuring activity, see Note 5 – “Restructuring" to our condensed consolidated financial statements included herein.
Assets held for sale
During the three months ended September 30, 2023, we determined our intent to sell an infrastructure/utility operating company in our Specialty Services segment (the "Operating Company"). We classified the net book value of the Operating Company as held for sale in the condensed consolidated balance sheets with the assets recorded in prepaid expenses and other current assets and liabilities recorded in other accrued liabilities. As of September 30, 2023, the Operating Company remains classified as held for sale. Pursuant to the authoritative literature, we evaluated the recoverability of the carrying value of the assets and liabilities held for sale. During the three months ended September 30, 2023, we recorded an impairment charge of $13 million.
Economic, Industry and Market Factors
We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect their planned capital and maintenance budgets in certain end markets. Market, regulatory, and industry factors could affect demand for our services. Availability of transportation and transmission capacity and fluctuations in market prices for energy and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, have resulted and may continue to result, in lower proposals and lower profit on the services we provide. In the face of increased pricing pressure on key materials, such as steel, or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. Increased competition for skilled labor resources and higher labor costs can reduce our profitability and impact our ability to deliver timely service to our customers. We have experienced supply chain disruptions, which have negatively impacted the source and supply of materials needed to perform our work. In addition, fluctuations in foreign currencies may have an impact on our financial position and the results of operations. However, we believe that our exposure to transactional gains or losses resulting from changes in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In cases where operational transactions represent a material currency risk, we generally enter into cross-currency swaps. Refer to Note 9 – "Derivatives" to our condensed consolidated financial statements included in this quarterly report for additional information on our hedging activities. While we actively monitor economic, industry, and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future results of operations, liquidity, and cash flows, and we may be unable to fully mitigate, or benefit from such changes.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For information regarding our Critical Accounting Policies, see the “Critical Accounting Policies” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
RESULTS OF OPERATIONS
The following is a discussion of our financial condition and results of operations during the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022.
Three months ended September 30, 2023 compared to the three months ended September 30, 2022

	Three Months Ended September 30,		Change
($ in millions)	2023	2022	$	%
Net revenues	$1,784	$1,735	$49	2.8%
Cost of revenues	1,273	1,295	(22)	(1.7)%
Gross profit	511	440	71	16.1%
Selling, general, and administrative expenses	407	379	28	7.4%
Operating income	104	61	43	70.5%
Interest expense, net	37	33	4	12.1%
Gain on extinguishment of debt, net	—	(5)	5	(100.0)%
Non-service pension benefit	(3)	(10)	7	(70.0)%
Investment income and other, net	(4)	(3)	(1)	33.3%
Other expense, net	30	15	15	100.0%
Income before income taxes	74	46	28	60.9%
Income tax provision	20	18	2	11.1%
Net income	$54	$28	$26	92.9%
Net revenues
Net revenues for the three months ended September 30, 2023 were $1,784 million compared to $1,735 million for the same period in 2022, an increase of $49 million or 2.8%. The increase in net revenues occurred in the Safety Services segment, driven by growth in inspection, service, and monitoring revenue.
Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Change
($ in millions)	2023	2022	$	%
Gross profit	$511	$440	$71	16.1%
Gross margin	28.6%	25.4%
Our gross profit for the three months ended September 30, 2023 was $511 million compared to $440 million for the same period in 2022, an increase of $71 million, or 16.1%. Gross margin was 28.6%, an increase of 320 basis points compared to the prior year period, primarily due to disciplined project and customer selection, and pricing improvements in our Safety Services and Specialty Services segments, as well as an improved mix of inspection, service, and monitoring revenue, which generates higher margins.
Operating expenses
The following table presents operating expenses and operating margin (operating income as a percentage of net revenues) for the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Change
($ in millions)	2023	2022	$	%
Selling, general, and administrative expenses	$407	$379	$28	7.4%
SG&A expenses as a % of net revenues	22.8%	21.8%
Operating margin	5.8%	3.5%

SG&A expenses (excluding amortization and impairment) (Non-GAAP)	$345	$343	$2	0.6%
SG&A expenses (excluding amortization and impairment) as a % of net revenues (Non-GAAP)	19.3%	19.8%
Selling, general, and administrative expenses
Our SG&A expenses for the three months ended September 30, 2023 were $407 million compared to $379 million for the same period in 2022, an increase of $28 million. SG&A expenses as a percentage of net revenues was 22.8% during the three months ended September 30, 2023 compared to 21.8% for the same period in 2022. The increase in SG&A expenses was primarily attributable to an impairment charge of $13 million related to assets held for sale and increased amortization expense in the three months ended September 30, 2023 compared to 2022. Our SG&A expenses excluding amortization and impairment for the three months ended September 30, 2023 were $345 million, or 19.3% of net revenues, compared to $343 million, or 19.8% of net revenues, for the same period of 2022. The decrease in SG&A expenses excluding amortization and impairment as a percentage of net revenues was driven by lower acquisition and integration related expenses incurred in three months ended September 30, 2023 compared to the same period in 2022 and better leverage of SG&A expenses across a growing revenue base, partially offset by investments to support growth in our Safety Services segment. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Interest expense, net
Interest expense was $37 million and $33 million for the three months ended September 30, 2023 and 2022, respectively. The increase in interest expense was primarily due to higher interest rates on our floating interest rate debt in the current year, partially offset by a decrease in the outstanding principal amounts of our floating rate debt.
Gain on extinguishment of debt, net

During 2022, we repurchased $13 million and $23 million of the outstanding principal amount of the 4.125% Senior Notes and 4.750% Senior Notes, respectively. In connection with the repurchases, we recognized a net gain on debt extinguishment of $5 million.
Non-service pension benefit
The non-service pension benefit was $3 million and $10 million for the three months ended September 30, 2023 and 2022, respectively. The change was due to higher interest costs due to higher discount rates and lower expected return on asset benefit compared to the same period of the prior year.
Investment income and other, net
Investment income and other, net was $4 million and $3 million for the three months ended September 30, 2023 and 2022, respectively. The increase in investment income was primarily due to an increase in other miscellaneous income.

Income tax provision
The income tax provision for the three months ended September 30, 2023 was $20 million compared to $18 million for the three months ended September 30, 2022. This change was driven by increased generated income before taxes in the three months ended September 30, 2023 compared to the same period in 2022. The effective tax rate for the three months ended September 30, 2023 was 25.5%, compared to 40.5% in the same period of 2022. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, and state taxes.
Net income and EBITDA
The following table presents net income and EBITDA for the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Change
($ in millions)	2023	2022	$	%
Net income	$54	$28	$26	92.9%
EBITDA (non-GAAP)	188	152	36	23.7%
Net income as a % of net revenues	3.0%	1.6%
EBITDA as a % of net revenues	10.5%	8.8%
Our net income for the three months ended September 30, 2023 was $54 million compared to $28 million for the same period in 2022, an increase of $26 million. The improvement primarily resulted from disciplined project and customer selection, pricing improvements within our Safety Services and Specialty Services segments, and an increase in inspection, service, and monitoring revenue. The net income increase was partially offset by an impairment charge of $13 million related to assets held for sale. Net income as a percentage of net revenues for the three months ended September 30, 2023 and 2022 was 3.0% and 1.6%, respectively. EBITDA for the three months ended September 30, 2023 was $188 million compared to $152 million for the same period in 2022, an increase of $36 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Operating Segment Results for the three months ended September 30, 2023 compared to the three months ended September 30, 2022

	Net Revenues
	Three Months Ended September 30,		Change
($ in millions)	2023	2022	$	%
Safety Services	$1,217	$1,154	$63	5.5%
Specialty Services	569	590	(21)	(3.6)%
Corporate and Eliminations	(2)	(9)	NM	NM
	$1,784	$1,735	$49	2.8%

	Operating Income (Loss)
	Three Months Ended September 30,		Change
($ in millions)	2023	2022	$	%
Safety Services	$98	$60	$38	63.3%
Safety Services operating margin	8.1%	5.2%
Specialty Services	$43	$45	$(2)	(4.4%)
Specialty Services operating margin	7.6%	7.6%
Corporate and Eliminations	$(37)	$(44)	NM	NM
	$104	$61	$43	70.5%

	EBITDA
	Three Months Ended September 30,		Change
($ in millions)	2023	2022	$	%
Safety Services	$153	$116	$37	31.9%
Safety Services EBITDA as a % of net revenues	12.6%	10.1%
Specialty Services	$70	$73	$(3)	(4.1%)
Specialty Services EBITDA as a % of net revenues	12.3%	12.4%
Corporate and Eliminations	$(35)	$(37)	NM	NM
	$188	$152	$36	23.7%
NM = Not meaningful
The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Safety Services
Safety Services net revenues for the three months ended September 30, 2023 increased by $63 million or 5.5% compared to the same period in 2022. The increase was primarily driven by increased inspection, service, and monitoring revenue. This increase was also due to continued strength in our end markets and strategic pricing improvements.
Safety Services operating margin for the three months ended September 30, 2023 and 2022 was approximately 8.1% and 5.2%, respectively. The increase was primarily the result of growth in inspection, service, and monitoring revenue, disciplined project and customer selection, and pricing improvements across the segment. The increase was also driven by lower acquisition and integration related expenses incurred in the three months ended September 30, 2023 compared to the same period in 2022. Safety Services EBITDA as a percentage of net revenues for the three months ended September 30, 2023 and 2022 was approximately 12.6% and 10.1%, respectively. This increase was primarily related to the factors discussed above.
Specialty Services
Specialty Services net revenues for the three months ended September 30, 2023 decreased by $21 million or 3.6% compared to the same period in 2022. The decrease was primarily due to continued disciplined customer and project selection and customer project delays in the fabrication business, partially offset by strong growth in the service business during the three months ended September 30, 2023 compared to the same period in 2022.
Specialty Services operating margin was approximately 7.6% for each of the three months ended September 30, 2023 and 2022. The consistency in operating margin despite lower revenues was primarily the result of disciplined project and customer selection offsetting lower volume leverage during the three months ended September 30, 2023. Specialty Services EBITDA as a percentage of net revenues for the three months ended September 30, 2023 and 2022 was approximately 12.3% and 12.4%, respectively, due to the factors discussed above.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

	Nine Months Ended September 30,		Change
($ in millions)	2023	2022	$	%
Net revenues	$5,169	$4,855	$314	6.5%
Cost of revenues	3,737	3,604	133	3.7%
Gross profit	1,432	1,251	181	14.5%
Selling, general, and administrative expenses	1,148	1,138	10	0.9%
Operating income	284	113	171	151.3%
Interest expense, net	112	88	24	27.3%
Loss (gain) on extinguishment of debt, net	3	(5)	8	(160.0)%
Non-service pension benefit	(9)	(32)	23	(71.9)%
Investment income and other, net	(9)	(5)	(4)	80.0%
Other expense, net	97	46	51	110.9%
Income before income taxes	187	67	120	179.1%
Income tax provision	59	16	43	268.8%
Net income	$128	$51	$77	151.0%

Net revenues
Net revenues for the nine months ended September 30, 2023 were $5,169 million compared to $4,855 million for the same period in 2022, an increase of $314 million or 6.5%. The increase in net revenues occurred in both the Safety Services and Specialty Services segments and was driven by growth in inspection, service, and monitoring revenue.
Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,		Change
($ in millions)	2023	2022	$	%
Gross profit	$1,432	$1,251	$181	14.5%
Gross margin	27.7%	25.8%
Our gross profit for the nine months ended September 30, 2023 was $1,432 million compared to $1,251 million for the same period in 2022, an increase of $181 million, or 14.5%. Gross margin was 27.7%, an increase of 190 basis points compared to the prior year period, primarily due to disciplined project and customer selection within our Safety Services and Specialty Services segments and pricing improvements, as well as an improved mix of inspection, service, and monitoring revenue, which generates higher margins.

Operating expenses
The following table presents operating expenses and operating margin (operating income (loss) as a percentage of net revenues) for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,		Change
($ in millions)	2023	2022	$	%
Selling, general, and administrative expenses	$1,148	$1,138	$10	0.9%
SG&A expense as a % of net revenues	22.2%	23.4%
Operating margin	5.5%	2.3%

SG&A expenses (excluding amortization and impairment) (Non-GAAP)	$988	$995	$(7)	(0.7%)
SG&A expenses (excluding amortization and impairment) as a % of net revenues	19.1%	20.5%
Selling, general, and administrative expenses
Our SG&A expenses for the nine months ended September 30, 2023 were $1,148 million compared to $1,138 million for the same period in 2022, an increase of $10 million. SG&A expenses as a percentage of net revenues was 22.2% during the nine months ended September 30, 2023 compared to 23.4% for the same period in 2022. The decrease in expenses as a percentage of net revenues was driven by lower acquisition and integration related expenses incurred, better leverage of SG&A expenses across a growing revenue base, and changes in estimates to acquired liabilities in the nine months ended September 30, 2023 compared to the same period in the prior year, partially offset by an impairment charge of $13 million related to assets held for sale and investments to support growth in our Safety Services segment. Our SG&A expenses excluding amortization and impairment for the nine months ended September 30, 2023 were $988 million, or 19.1% of net revenues, compared to $995 million, or 20.5% of net revenues, for the same period of 2022 primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Interest expense, net
Interest expense was $112 million and $88 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in interest expense was primarily due to higher interest rates on our floating interest rate debt in the current year, partially offset by a decrease in the outstanding principal amounts of our floating rate debt.
Loss on extinguishment of debt, net
During the nine months ended September 30, 2023, we made payments of $100 million and $100 million of the outstanding principal amount of the 2019 Term Loan and 2021 Term Loan, respectively. In connection with the payments, we recognized a net loss on debt extinguishment of $3 million.
Non-service pension benefit
The non-service pension benefit was $9 million and $32 million for the nine months ended September 30, 2023 and 2022, respectively. The change was due to higher interest costs due to higher discount rates and lower expected return on asset benefit compared to the same period of the prior year.
Investment income and other, net
Investment income and other, net was $9 million and $5 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in investment income was primarily due to an increase in earnings from joint ventures.

Income tax provision
The income tax provision for the nine months ended September 30, 2023 was an expense of $59 million compared to $16 million in the same period of 2022. This change was driven by increased generated income before taxes in the nine months ended September 30, 2023 compared to the same period of the prior year, and the reversal of the permanent reinvestment assertion, which was $9 million of benefit in 2022. The effective tax rate for the nine months ended September 30, 2023 was 31.3%, compared to 24.2% in the same period of 2022. The difference in the effective tax rate was driven by discrete and nondeductible permanent items, primarily the reversal of our indefinite reinvestment assertion in 2022. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.
Net income and EBITDA
The following table presents net income and EBITDA for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,		Change
($ in millions)	2023	2022	$	%
Net income	$128	$51	$77	151.0%
EBITDA (non-GAAP)	525	380	145	38.2%
Net income as a % of net revenues	2.5%	1.1%
EBITDA as a % of net revenues	10.2%	7.8%
Our net income for the nine months ended September 30, 2023 was $128 million compared to $51 million for the same period in 2022, an increase of $77 million. The improvement primarily resulted from disciplined project and customer selection, pricing improvements within our Safety Services and Specialty Services segments, and growth in inspection, service, and monitoring revenue. The increase was also due to a decrease in operating expenses driven by lower acquisition and integration related expenses. The increase in net income was partially offset by an impairment charge of $13 million related to assets held for sale. Net income as a percentage of net revenues for the nine months ended September 30, 2023 and 2022 was 2.5% and 1.1%, respectively. EBITDA for the nine months ended September 30, 2023 was $525 million compared to $380 million for the same period in 2022, an increase of $145 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Operating Segment Results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

	Net Revenues
	Nine Months Ended September 30,		Change
($ in millions)	2023	2022	$	%
Safety Services	$3,633	$3,374	$259	7.7%
Specialty Services	1,554	1,520	34	2.2%
Corporate and Eliminations	(18)	(39)	NM	NM
	$5,169	$4,855	$314	6.5%

	Operating Income (Loss)
	Nine Months Ended September 30,		Change
($ in millions)	2023	2022	$	%
Safety Services	$292	$186	$106	57.0%
Safety Services operating margin	8.0%	5.5%
Specialty Services	$84	$70	$14	20.0%
Specialty Services operating margin	5.4%	4.6%
Corporate and Eliminations	$(92)	$(143)	NM	NM
	$284	$113	$171	151.3%

	EBITDA
	Nine Months Ended September 30,		Change
($ in millions)	2023	2022	$	%
Safety Services	$449	$360	$89	24.7%
Safety Services EBITDA as a % of net revenues	12.4%	10.7%
Specialty Services	$166	$153	$13	8.5%
Specialty Services EBITDA as a % of net revenues	10.7%	10.1%
Corporate and Eliminations	$(90)	$(133)	NM	NM
	$525	$380	$145	38.2%
NM = Not meaningful
The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Safety Services
Safety Services net revenues for the nine months ended September 30, 2023 increased by $259 million or 7.7% compared to the same period in 2022. The increase was driven by increased inspection, service, and monitoring revenue. This increase was also due to continued strength in our end markets and strategic pricing improvements.
Safety Services operating margin for the nine months ended September 30, 2023 and 2022 was approximately 8.0% and 5.5%, respectively. The increase was primarily the result of disciplined project and customer selection, pricing improvements, and improved mix of inspection, service, and monitoring revenue, which generates higher margins. The increase was also driven by lower acquisition and integration related expenses incurred in the nine months ended September 30, 2023 compared to the same period in 2022. Safety Services EBITDA as a percentage of net revenues for the nine months ended September 30, 2023 and 2022 was approximately 12.4% and 10.7%, respectively. This increase was primarily related to the factors discussed above.
Specialty Services
Specialty Services net revenues for the nine months ended September 30, 2023 increased by $34 million or 2.2% compared to the same period in 2022. The increase was primarily driven by an increase in service revenue in the infrastructure, utility, and specialty contracting markets during the nine months ended September 30, 2023 compared to the same period in 2022.
Specialty Services operating margin for the nine months ended September 30, 2023 and 2022 was approximately 5.4% and 4.6%, respectively. The increase was primarily the result of disciplined project and customer selection during the nine months ended September 30, 2023. Specialty Services EBITDA as a percentage of net revenues for the nine months ended September 30, 2023 and 2022 was approximately 10.7% and 10.1%, respectively, due to the factors discussed above.
Non-GAAP Financial Measures
We supplement our reporting of consolidated financial information determined in accordance with U.S. GAAP with SG&A expenses (excluding amortization and impairment) and EBITDA (defined below), which are non-U.S. GAAP financial measures. We use these non-U.S. GAAP financial measures to evaluate our performance, both internally and as compared with our peers because they exclude certain items that may not be indicative of our core operating results. Management believes these measures are useful to investors since they (a) permit investors to view our performance using the same tools that management uses to evaluate our past performance, reportable business segments, and prospects for future performance, (b) permit investors to compare us with our peers, and (c) in the case of EBITDA, determines certain elements of management’s incentive compensation.
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
SG&A expenses (excluding amortization and impairment)
SG&A expenses (excluding amortization and impairment) is a measure of operating costs used by management to manage the business and its segments. We believe this non-U.S. GAAP measure provides meaningful information and helps investors understand our core selling, general, and administrative expenses excluding acquisition-related amortization expense and impairment charges to better enable investors to understand our financial results and assess our prospects for future performance.
The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization and impairment) for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2023	2022
Reported SG&A expenses	$407	$379
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization and impairment)
Amortization expense	(49)	(36)
Impairment of goodwill, intangibles, and other assets	(13)	—
SG&A expenses (excluding amortization and impairment)	$345	$343

	Nine Months Ended September 30,
($ in millions)	2023	2022
Reported SG&A expenses	$1,148	$1,138
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization and impairment)
Amortization expense	(147)	(143)
Impairment of goodwill, intangibles, and other assets	(13)	—
SG&A expenses (excluding amortization and impairment)	$988	$995
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
The following table presents a reconciliation of net income to EBITDA for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2023	2022
Reported net income	$54	$28
Adjustments to reconcile net income to EBITDA:
Interest expense, net	37	33
Income tax provision	20	18
Depreciation	21	22
Amortization	56	51
EBITDA	$188	$152

	Nine Months Ended September 30,
($ in millions)	2023	2022
Reported net income	$128	$51
Adjustments to reconcile net income to EBITDA:
Interest expense, net	112	88
Income tax provision	59	16
Depreciation	59	60
Amortization	167	165
EBITDA	$525	$380
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
As of September 30, 2023, we had $945 million of total liquidity, comprising $461 million in cash and cash equivalents and $484 million ($500 million less outstanding letters of credit of approximately $16 million, which reduce availability) of available borrowings under our Revolving Credit Facility.
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
In 2022, our Board of Directors authorized a stock repurchase program, authorizing the purchase of up to an aggregate of $250 million of common stock through February 2024. During the three and nine months ended September 30, 2023, we repurchased 656,489 and 1,626,493 shares of common stock for aggregate payments of approximately $18 million and $41 million under this stock repurchase program, respectively, leaving approximately $166 million of authorized repurchases.

Cash Flows
The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
($ in millions)	2023	2022
Net cash provided by operating activities	$217	$82
Net cash used in investing activities	(108)	(2,931)
Net cash (used in) provided by financing activities	(253)	1,773
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(1)	(17)
Net decrease in cash, cash equivalents, and restricted cash	$(145)	$(1,093)
Cash, cash equivalents, and restricted cash, end of period	$462	$398
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $217 million for the nine months ended September 30, 2023 compared to $82 million of cash used for the same period in 2022. The increase in cash provided by operating activities is primarily due to an increase in net income in the period. This increase in cash provided is also driven by lower working capital needs associated with the various services we provided in the nine months ended September 30, 2023 compared to the same period of the prior year. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed. The increase in cash provided by operating activities in the current year is also due to a one-time contribution to an assumed pension plan of $27 million during the nine months ended September 30, 2022.
Net Cash Used in Investing Activities
Net cash used in investing activities was $108 million for the nine months ended September 30, 2023 compared to $2,931 million for the same period in 2022. During 2022, we completed the Chubb Acquisition resulting in the use of $2,881 million for acquisitions during the nine months ended September 30, 2022 compared to $57 million for the same period in 2023.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $(253) million for the nine months ended September 30, 2023 compared to $1,773 million provided by financing activities for the same period in 2022. The decrease in cash provided by financing activities was primarily driven by equity and debt issuances in the nine months ended September 30, 2022 related to the Chubb Acquisition. In the nine months ended September 30, 2022, cash provided by financing activities was higher due to $1,104 million of proceeds from the issuance of the 2021 Term Loan and other debt, and $797 million of proceeds from the issuance of Series B Preferred Stock. The increase in cash used in financing activities in the nine months ended September 30, 2023 was also driven by $206 million of payments on long-term borrowings.
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

On October 11, 2023, we completed repricing of our 2019 Term Loan and 2021 Term Loan. The repricing reduces the applicable margin on all outstanding amounts by 25 basis points. Additionally, $422 million of the 2019 Term Loan was extended to the 2021 Term Loan and assumed all the same terms as the repriced 2021 Term Loan. We made a repayment of $100 million on the 2019 Term Loan concurrent with the close of this transaction. Following the repricing transaction, we have $505 million outstanding on 2019 Term Loan and $1,407 million outstanding on the 2021 Term Loan.
Following the debt repricing transaction, the amended interest rate applicable to the 2019 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 1.25% or (b) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a credit spread adjustment ("CSA"). Principal payments on the 2019 Term Loan are due in quarterly installments on the last day of each fiscal quarter, unless prepayments are made, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2019 Term Loan. The 2019 Term Loan matures on October 1, 2026.
Following the debt repricing transaction, the amended interest rate applicable to the 2021 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 1.50% or (b) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.50% plus a CSA. Principal payments on the 2021 Term Loan will be made in quarterly installments on the last day of each fiscal quarter, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2021 Term Loan. The 2021 Term Loan matures on January 3, 2029. The 2021 Term Loan is subject to the same mandatory prepayment provisions as the 2019 Term Loan.
The interest rate applicable to borrowings under the Revolving Credit Facility is, at our option, either (a) a base rate plus an applicable margin equal to 1.25% or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a CSA.
The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of September 30, 2023 was 1.92:1.00.
During the nine months ended September 30, 2023, we repaid an aggregate amount of $200 million, $100 million to each of the 2019 Term Loan and 2021 Term Loan. As a result, as of September 30, 2023, the 2019 Term Loan and the 2021 Term Loan had remaining principal amounts of $1,027 million and $985 million, respectively. On October 11, 2023, we made a repayment of $100 million on the 2019 Term Loan concurrent with the close of the repricing transaction. Following the repricing transaction, we have $505 million outstanding on 2019 Term Loan and $1,407 million outstanding on the 2021 Term Loan. We had no amounts outstanding under the Revolving Credit Facility, under which $484 million was available after giving effect to $16 million of outstanding letters of credit, which reduces availability.
Senior Notes
On June 22, 2021, APi Group DE completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay a previously outstanding term loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. As of September 30, 2023, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.
On October 21, 2021, APi Escrow Corp, a wholly-owned subsidiary of the Company, completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb Acquisition. As of September 30, 2023, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.
Debt Covenants
We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes and Credit Agreement as of September 30, 2023 and December 31, 2022.
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
•Operating and Finance Leases – See Note 11 – "Leases" in the Annual Report on Form 10-K filed on March 1, 2023. We have not had material changes to our lease obligations during the nine months ended September 30, 2023.
•Debt – See Note 11 – "Debt" for future principal payments and interest rates on our debt instruments.
•Tax Obligations – See Note 12 – "Income Taxes."
•Pension obligations – See Note 13 – "Employee Benefit Plans."
We make investments in our properties and equipment to enable continued expansion and effective performance of our business. Our capital expenditures are expected to be approximately 1.5% of annual net revenues.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of September 30, 2023, our outstanding variable interest rate debt was primarily related to our 2019 Term Loan and our 2021 Term Loan. As of September 30, 2023, we had $1,027 million outstanding on the 2019 Term Loan and $985 million outstanding on the 2021 Term Loan. On October 11, 2023, we made a repayment of $100 million on the 2019 Term Loan concurrent with the close of the repricing transaction. Following the repricing transaction, we have $505 million outstanding on 2019 Term Loan and $1,407 million outstanding on the 2021 Term Loan. To mitigate increases in variable interest rates, we have a $720 million four-year interest rate swap, exchanging one-month SOFR for a rate of 3.59% per annum and a $400 million five-year interest rate swap exchanging one-month SOFR for a rate of 3.41% per annum. In addition, interest expense will be offset by the amortization through October 2024 of the remaining gain of $18 million recognized from the termination of the previously outstanding $720 million notional amount interest rate swap. After the repricing transaction, the remaining floating rate portfolio will bear interest based on one-month SOFR plus CSA plus 225 basis points or one-month SOFR plus CSA plus 250 basis points. As of September 30, 2023, excluding letters of credit outstanding of $16 million, we had no amounts of outstanding revolving loans under our Credit Agreement.
Foreign currency risk
We have operations in over 20 countries globally. Revenues generated from foreign operations represented approximately 35% and 37% of our consolidated net revenues for the three and nine months ended September 30, 2023. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the nine months ended September 30, 2023. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment income and other, net, in the condensed consolidated statements of operations and were a gain (loss) of $0 million for both the three months ended September 30, 2023 and 2022, and $0 million and $(2) million for the nine months ended September 30, 2023 and 2022, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation gains (losses) totaled approximately $(63) million and $(86) million for the three months ended September 30, 2023 and 2022, respectively, and $(22) million and $(311) million for the nine months ended September 30, 2023 and 2022, respectively.
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
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of September 30, 2023 due to the material weaknesses in internal control over financial reporting described below, which were previously disclosed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2023 due to the material weaknesses in internal control over financial reporting identified and further described below.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We continue to have previously identified control deficiencies that are not remediated as of September 30, 2023 related to user access controls related to an information technology system which resulted from insufficient risk assessment and ineffective operation of process level controls over revenue recognition, which resulted from insufficient training. As a result of the user access control deficiencies, process level controls at certain entities that use information from the affected system cannot be relied upon. These control deficiencies constitute material weaknesses in our internal control over financial reporting as of September 30, 2023.
Ongoing Remediation Plan
Management has undertaken various steps to continue remediating such control deficiencies and has seen improved results versus December 31, 2022. Steps taken by us during the three months ended September 30, 2023 include the following:
•Performed weekly and monthly monitoring of privileged access activity;
•Conducted training with operating company personnel related to required level of documentation and proper review of estimates related to revenue recognition; and

•Performed corporate level review of high risk contracts and their related revenue recognition documentation.
We plan to continue our efforts to strengthen our internal control over financial reporting and are committed to ensuring that such controls are operating effectively. We are implementing process and control improvements to address the above material weakness as follows:
•Continue to conduct ongoing training with control owners and reviewers within operations and finance with a specific focus on sufficient documentation and evidence in the execution of the controls; and
•Conduct an evaluation of information technology general controls ("ITGCs") and related policies, with a focus on risk assessment procedures and controls related to access to information technology ("IT") systems and implement an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes.
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
Changes in Internal Control over Financial Reporting
We are executing our remediation plans to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Other than changes described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors contained in Part I, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2022.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company's purchase of equity securities during the three months ended September 30, 2023:

During the Three Months Ended September 30, 2023	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2023 - July 31, 2023	—	$—	—	$—
August 1, 2023 - August 31, 2023	656,489	28.00	656,489	166
September 1, 2023 - September 30, 2023	—		—	—
Total	656,489	$28.00	656,489	$166
(1)During 2022, we announced that our Board of Directors authorized a stock repurchase program (“SRP”) to purchase up to an aggregate of $250 million of shares of our common stock. Acquisitions pursuant to the SRP may be made from time to time through a combination of open market repurchases in compliance with Rule 10b-18 under the Exchange Act, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions, at our discretion, as permitted by securities laws and other legal requirements. In connection with the SRP, we may enter into Rule 10b5-1 trading plans which would generally permit us to repurchase shares at times when it might otherwise be prevented from doing so under the securities laws. The SRP will expire on February 29, 2024 unless otherwise modified or earlier terminated by our Board of Directors at any time in its sole discretion.
ITEM 4. MINE SAFETY DISCLOSURES
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

10.25
Amendment No. 4, dated October 11, 2023, among APi DE, Inc., APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders and letter of credit issuers from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent.

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
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

APi GROUP CORPORATION

November 2, 2023	/s/ Russell A. Becker
Russell A. Becker
Chief Executive Officer
(Duly Authorized Officer)

November 2, 2023	/s/ Kevin S. Krumm
Kevin S. Krumm
Chief Financial Officer
(Principal Financial Officer)