Form 10-K
period 2023-12-31
APi Group Corp
filed 2024-02-28
CIK 1796209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________

FORM 10-K
___________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-39275
_________________________________________________
APi Group Corporation
(Exact name of Registrant as specified in its Charter)
___________________________________________________

Delaware	98-1510303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o APi Group, Inc. 1100 Old Highway 8 NW New Brighton, MN	55112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (651) 636-4320
___________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was $4.1 billion.
The number of shares of Registrant’s common stock outstanding as of February 21, 2024 was 244,154,359.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

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
•our beliefs regarding our acquisition platform and ability to execute and successfully integrate strategic acquisitions;
•our beliefs regarding the future demand for our services, the seasonal and cyclical volatility of our business, financial condition, results of operations, and cash flows;
•our beliefs regarding the recurring and repeat nature of our business, customers, and revenues, and its impact on our cash flows and organic growth opportunities and our belief that it helps mitigate the impact of economic downturns;
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
•We have expanded our international operations which subjects us to economic, political, and other risks.
•Our decentralized business model subjects us to various risks which may impact our ability to execute on our business strategies and integrated policies and processes.
•Our participation in joint ventures presents certain risks, including risks of harm to our reputation for failures of our joint venture partners.
•Improperly managed projects or project delays may result in additional costs on claims against us.
•As part of our business strategy, we rely on our ability to successfully acquire other businesses, and integrate acquired businesses into our operations, and our inability to do so could adversely affect our business and results of operations.
•We may not realize the expected benefits of the Chubb Acquisition because of integration and transition difficulties.
•Adverse developments in the credit markets could adversely affect funding of significant projects in our industries and our ability to secure financing, take advantage of acquisition opportunities, or achieve our growth objectives.
•A significant portion of our revenue is recognized over time based on estimates of contract revenue, costs, and profitability, and our reliance on such projections carries risk of a reduction or reversal of previously recorded revenue or profits.
•We have a significant amount of goodwill and identifiable intangible assets that are subject to impairment in the future under certain circumstances.
•Any shortfalls in our remediation of the material weaknesses in our internal controls over financial reporting, or in our implementation and maintenance of effective controls, creates certain risks.
•Our substantial level of indebtedness, and the associated compliance obligations contained in the financial maintenance covenants in our credit facilities and restrictions on our operations set forth in the Credit Agreement (as later defined), increases the potential negative impact of interest rate increases and creates risks to our cash flow and operating flexibility.

•We are effectively self-insured against many potential liabilities, which makes estimating our future expenses for claims difficult and which increases the financial risks associated with the realization of such potential liabilities.
•A portion of our contracts allocate the risks of price increases, or reductions in the supply, of the materials we use in our business to us.
•Our contracts portfolio also contains many highly-regulated government contracts and guaranties of subsidiary contracts, which present elevated risks in the event of contract breach.
•Our contracts portfolio is primarily comprised of contracts with durations of less than six months, many of which are subject to reduction or cancellation, which present risks that turn on our ability to maintain a stable pipeline of projects.
•A large portion of our workforce is covered by collective bargaining agreements, works council arrangements and benefit pension plans, which limits our discretion in the management of covered employees, carries a risk of strikes or other concerted activities that may impair our operations, subjects us to potential works council claims and litigation and imposes obligations to fund certain pension plans.
•We are vulnerable to the economic conditions affecting the industries we serve, including the construction industry and the energy sector, which present risks of a decline in demand for our services or in the financial condition of our customers and their ability and willingness to invest in infrastructure projects.
•We often perform our services under dangerous and challenging conditions, which presents substantial risks of injury and associated liability.
•In our business we face regular litigation across a broad range of claims, including costs related to damages we may be assessed relating to our contractual obligations or as a result of product liability claims against our customers.
•We are governed by many health, safety and environmental laws and regulations, which presents significant risks associated with compliance deficiencies.
•Certain of the markets we serve are seasonal, and our projects can be negatively impacted by poor or extreme weather.
•We maintain confidential data and information which exposes us to risks associated with cybersecurity incidents and compliance with data privacy and security laws, identity protection and information security.
•We face risks associated with deterioration in our performance of services, increases in healthcare costs, significant employee misconduct, and adverse regulatory changes, all of which may negatively impact our operations and financial results.
•Our success ultimately depends on our ability to compete successfully in the industries and markets we serve which may be jeopardized by the loss of key senior management personnel or a shortage of highly skilled personnel.
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

We have a disciplined acquisition platform which has historically provided strategic acquisitions that are integrated into our operations. Since 2005, we have completed over 100 acquisitions. We target companies that align with our strategic priorities and demonstrate key value drivers such as culture, geography, end markets and client base, capabilities, and leadership. Our priorities are unified around maintaining business continuity while identifying and implementing operational efficiencies, cost synergies, and integration of organizational processes to drive margin expansion.
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
We operate our business under two primary operating segments, which are also our reportable segments:
•Safety Services – A leading provider of safety services in North America, Europe, and Asia Pacific, focusing on end-to-end integrated occupancy systems (fire protection solutions, Heating, Ventilation, and Air Conditioning (“HVAC”), and entry systems), including design, installation, inspection, and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial, and special-hazard settings.
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
Deferred Infrastructure Investment. Following several years of deferred investment, the aging United States ("U.S.") infrastructure system requires significant maintenance, repair and retrofit services which has spurred demand in our industry. State and local municipalities have deferred infrastructure spending for many years which has resulted in the need to rebuild or retrofit a large portion of the U.S. infrastructure. The Infrastructure Investment and Jobs Act, signed into law on November 15, 2021, includes $550 billion of newly authorized infrastructure spending through 2026.
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
Disciplined Acquisition Platform with History of Strategic Acquisitions. We have a disciplined acquisition platform through which we systematically target, execute, and integrate strategic acquisitions. Since 2005, we have completed over 100 acquisitions. Through our selective approach, we identify and assess companies that we believe align with our strategic priorities and demonstrate key value drivers such as culture, geography, end markets, client base, leadership, and service capabilities. Each of our businesses maintains its identity, reputation, customer relationships and culture following acquisition while benefiting from the resources of the APG network, which we believe is an important differentiator. Our acquired businesses benefit from direct access to the APG network, which facilitates organizational sharing of knowledge and best practices, increases collaboration across our businesses and develops cross-brand solutions which foster enhanced experience, quality, and efficiency.
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

Historically, we have managed inflationary pressure through cost efficiency and cost saving actions, when needed. We believe that our broad mix of customers across many sectors and strong recurring revenue streams help us mitigate the impact of economic downturns on our business. In a downturn, we have multiple levers to pull to preserve cash due to a high proportion of variable costs.
Attractive Financial Performance and Strong Margin and Cash Flow Profile. We believe that, due to our differentiated operating model, diversified services offerings, historically strong organic growth, and disciplined acquisition strategy, we have an attractive financial performance profile. In addition, we support margin growth by leveraging our scale to benefit from procurement savings resulting from enhanced purchasing power and serving higher-margin, niche industries. We also have a stable cash flow profile driven by our focus on recurring services-based revenue and our asset-light business model, which requires minimal ongoing capital expenditures (which are typically less than 1.5% of total net revenues). The mission-critical nature of our services and regulatory-driven inspection requirements provide predictable, recurring revenue stream opportunities. Maintenance and services revenues are less cyclical, and are reasonably recurring due to the consistent renewal rates and deep customer relationships.
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
•Grow Maintenance, Inspection, and Service Revenue - We believe that we can drive substantial organic growth by focusing on growing our maintenance, inspection, and service revenue, which is a component of our business in each of our segments. We plan to capitalize on our broad base of installed projects, cross-selling opportunities, and customer relationships to continue to grow maintenance, inspection, and service revenue.
•Maximize Cross-Selling Opportunities - With diverse businesses, a broad reach across a variety of different industries, geographies, and end markets and a culture of collaboration, we believe that we have significant cross-selling opportunities to service more of the project life cycle and, once a project is completed, to continue to grow attractive recurring revenue streams.
Accelerate Growth through Acquisitions. We have a well-established acquisition platform with a track record of executing accretive acquisitions through our selective approach to targeting and assessing potential acquisitions that we believe align with our values and strategic priorities. We believe that the markets in which we operate, which are expanding internationally, are fragmented and lend themselves to continued opportunistic acquisitions. We have grown, and plan to continue to drive growth, through accretive acquisitions targeting businesses in our existing segments and those complementary to our service offerings.
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

Customers
We have long-standing relationships with many customers in each of the industries we serve. We serve customers in both the public and private sectors, including commercial, industrial, distribution and fulfillment centers, manufacturing, education, healthcare, telecom, utilities, transmission and integrity, high tech, entertainment, government and infrastructure. Our customers range from Fortune 500 companies with diverse, worldwide operations to single-location companies. We have low customer concentration with no single customer accounting for more than 5% of our total net revenues for 2023.
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
Supply
We have multiple supply sources in various markets at competitive pricing for substantially all of our raw material and installed components. The raw materials and various purchased components we use such as piping, steel, sheet metal, fire suppression/detection components, and HVAC equipment have generally been available in sufficient quantities in a timely manner. We rely on multiple third-party manufacturers as a source for pre-fabricated goods or system components. Historically we have been able to mitigate commodity cost exposure by purchasing or price locking commodities early for particular projects, as well as selectively using time or market-based escalation provisions in proposals and contracts. While we have experienced some impacts on our supply chain to date, they have only impacted longer term contracts within our business, which are not significant. We do not anticipate experiencing significant procurement challenges, as the purchases of required materials can be sourced from multiple sources; however, tariffs or other changes in international trade relations or other factors such as the impact of pandemics and regional conflicts, could result in limited availability of or increased costs for some materials.
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
Insurance and Legal Proceedings
The primary insured risks in our operations are bodily injury, property damage and workers’ compensation injury. We are insured for workers’ compensation, employer’s liability, auto liability, general liability, employee group health insurance, property damage or loss, business interruption, cyber incidents, pollution liability, professional liability, as well as for other business risks and retain the risk for claims resulting from uninsured deductibles or retentions per-incident or occurrence. Because we have very large deductibles or retentions, the vast majority of our claims are paid by us, so as a practical matter we self-insure the great majority of these risks. Losses under all of these insurance programs are accrued based upon our estimate of the likely ultimate liability for claims reported and an estimate of claims incurred but not reported ("IBNR"), with assistance from third-party actuaries. In addition, in connection with the Chubb Acquisition, we agreed to accept the risk on certain pending claims against Chubb and certain IBNR claims. We estimated the exposure to loss presented by such claims with the assistance of third-party actuaries and negotiated an adjustment to the purchase price in connection with these anticipated costs and have made associated accruals. These insurance liabilities and liabilities for the Chubb claims are difficult to assess and estimate due to unknown factors, including the severity of an injury, the extent of damage, the determination of our liability, if any, in proportion to other parties and the number of incidents not reported. The accruals are based upon known facts, historical trends, and industry averages using the assistance of an actuary to project the extent of these obligations and management believes such accruals are adequate.
Growing and Developing our People
Our number one value and priority is the safety, health and well-being of all of our team members. Our team members are critical to the execution of our strategies and achieving business success. As of December 31, 2023, we had approximately 29,000 team members, of which approximately 14,000 were represented by unions or were subject to various collective bargaining agreements. We have not experienced and do not expect any significant strikes or work stoppages and believe our relations with team members covered by collective bargaining agreements are in good standing.
Talent Development and Engagement
We believe our success in attracting and retaining qualified team members will be based on the quality of our training, leadership development and opportunities for growth and advancement. We offer multiple accelerated development programs focusing on advancing the business and leadership skills of team members. Our field-based leadership has the opportunity to participate in a development program focused on building foundational leadership skills. In addition, we offer structured tools and opportunities for development, including individual development plans, executive coaching, strategic leadership advisory services and on-demand learning opportunities hosted on our learning management platform, our intranet site and through podcasts.
We believe that a culture where every team member can grow, thrive, and feel they belong is a differentiator and enables us to attract and retain people who also build inclusive relationships with our customers. We are committed to all dimensions of diversity including gender identity, race, sexual orientation, ability, backgrounds, and beliefs. We are building and evolving our culture of inclusion through our day-to-day work through our leadership, learning and development.
We monitor team member engagement through annual engagement assessments and provide recommendations for follow up based on this assessment. Our continued success will depend, in part, on our ability to continue to attract, motivate, retain and reward high-quality, skilled employees.
Health & Safety
We have a safety culture that is grounded in our commitment to zero incidents. We have established safety standards covering the risks particular to our business, deployed through specific training and monitored by country-level inspection programs. The aim of these programs is to ensure that all employees are aware of and comply with safety standards we have established and all applicable laws, regulations and other requirements in the countries and jurisdictions in which we operate. We have implemented our safety program, STEPS (Striving Toward Excellence and Professionalism in Safety), within North America which promotes safety culture awareness throughout our operations. Outside of North America, we have established a security program, SAFE (Scan, Assess, Fix, Execute) which is linked to the need for preventive actions before starting work. In addition, we have multiple programs geared towards increasing everyone’s awareness of our safety culture and to empower employees to stop work if risks are unmanageable. We are very focused on improving our fleet performance through defensive driver training, fleet technology, and company fleet assessments. Additionally, we participate in an annual Safety Week which includes activities designed to elevate safety awareness, and we hold an annual competition to acknowledge and reward businesses exhibiting excellence in safety. Our team of over one hundred safety professionals support the operations in each business to ensure industry safety standards are met and audits by safety professionals or certified organizations are utilized to assess the maturity of our safety management systems.
Our rate of incidents recordable under the standards of the U.S. Occupational Safety and Health Administration ("OSHA") per one hundred employees per year, also known as the OSHA recordable rate, was 0.96 during 2023 and 1.0 during 2022, respectively. Our rate of 0.96 is considerably less than the most recently published OSHA rate for our industry of 2.4.
Competitive Pay, Benefits and Total Rewards Practices
Our total rewards philosophy is designed to align the compensation of our team members with Company financial results and performance, and to provide the appropriate market-competitive pay to attract, retain and incentivize team members to achieve superior performance. We offer a comprehensive, competitive portfolio of health, financial and well-being benefits aligned with market practice and legal requirements in each country in which we operate. Our benefit programs support our team members bringing their best self to work as they support their mental, physical, and financial needs and goals.
Executive Officers
Set forth below is certain information relating to our current executive officers.

Name	Age	Title
Russell A. Becker	58	Chief Executive Officer and President
Kevin S. Krumm	49	Executive Vice President and Chief Financial Officer
Louis B. Lambert	48	Senior Vice President, General Counsel and Secretary
Kristina M. Morton	49	Senior Vice President and Chief People Officer
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
Kevin S. Krumm has served as Executive Vice President and Chief Financial Officer of the Company since September 2021. Prior to joining the Company, Mr. Krumm served as Corporate Treasurer and Senior Vice President of Global Business Services for Ecolab Inc. During his 15-year tenure there, he also held roles leading the Industrial segment finance team, regional finance teams in Europe, the Middle East and Africa, Asia and Latin America and leading international integration efforts for a major acquisition. Mr. Krumm began his career in public accounting working for consulting firms PwC, Arthur Andersen and Deloitte with a heavy emphasis on M&A/corporate finance. Mr. Krumm earned his bachelor’s degree from the University of Northern Iowa and his master’s degree in Business Administration from the University of Chicago Booth School of Business.
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
Kristina M. Morton has served as Senior Vice President and Chief People Officer of the Company since February 2022. Prior to joining the Company, Ms. Morton served as Vice President, Human Resources, Supply Chain and Global Operations for General Mills. During her 23-year tenure at General Mills, she also held roles in marketing, sales and supply chain, most recently leading 175 human resources professionals that supported 20,000 employees globally across 45 manufacturing facilities in the U.S. and Europe. Ms. Morton earned her bachelor’s degree from the University of St. Thomas and her master’s degree from the University of Minnesota.
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
Approximately 37% of our revenue was derived from areas outside the United States for the year ended December 31, 2023. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:
•laws and regulations that dictate how we conduct business;
•changes or instability in a specific country’s or region’s political or economic conditions, including inflation or currency devaluation;
•political, financial market or economic instability relating to epidemics or pandemics;
•laws and regulations that tax or otherwise restrict repatriation of earnings or other funds or otherwise limit distributions of capital;
•changes to existing or new domestic or international tax laws;
•trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•potentially negative consequences from fluctuations in foreign currency exchange rates;
•difficulties repatriating income or capital, whether due to temporary blocking, taxes, tariffs or otherwise, where income from work outside the United States in non-U.S. dollars exceed our local currency needs;
•expropriation and governmental regulation restricting foreign ownership or requiring reversion or divestiture;
•laws and regulations governing our employee relations, including occupational health and safety matters and employee compensation and benefits matters;
•our ability to comply with, and the costs of compliance with, anti-bribery laws such as the Foreign Corrupt Practices Act and similar local anti-bribery laws;
•uncertainties regarding legal or judicial systems, including inconsistencies between and within laws, regulations and decrees, and judicial application thereof, and delays in the judicial process; and

•difficulty in recruiting and retaining trained personnel in our international operations.
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
On January 3, 2022, we closed the Chubb Acquisition. The success of the Chubb Acquisition depends, in part, on our ability to successfully integrate and operate the Chubb business in conjunction with our existing life safety businesses and transition from the services and systems provided by the seller. While we have largely been successful in replacing services provided by the seller in the Chubb Acquisition with capabilities and systems within APG or third parties, integrating legacy Chubb, new third party systems with APG's current systems could pose operational challenges that impact the business. The potential difficulties of integrating the operations of the Chubb business include, among others:
•continued unanticipated issues in integrating personnel, operations, systems and technology infrastructure, particularly after the end of the transitional services provided by the seller;
•coordinating geographically dispersed organizations;
•changes in applicable laws and regulations or conditions imposed by regulators;
•deploying internal controls over financial reporting;
•operating risks inherent in the Chubb business and our existing life safety businesses; and
•realizing the expected synergies from the Chubb Acquisition.
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
While we believe we have made reasonable estimates and assumptions to calculate the fair values of our reporting units which were based on facts and circumstances known at such time, it is possible that existing or new events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of our estimates and assumptions, which could be materially different from our estimates and assumptions. Any impairment in the value of our goodwill would have an adverse non-cash impact on our results of operations and reduce our net worth. As of December 31, 2023, we had goodwill of $2,471 million, which is maintained in various reporting units.

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
In connection with our preparation of our consolidated financial statements for the years ended December 31, 2023, 2022, and 2021, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). As previously disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021, management identified material weaknesses related to our internal control over financial reporting. While management was successful in completing its multi-year remediation of prior year material weaknesses within the legacy business, the establishment of internal controls over financial reporting at certain subsidiaries of the recently acquired Chubb fire and security business and the inability of a third-party service organization to provide a service auditors’ report led to the identification of new material weaknesses. As a result and in connection with our preparation of our consolidated financial statements herein for the year ended December 31, 2023, we and our independent registered public accounting firm identified material weaknesses in financial reporting. Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.
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
As of December 31, 2023, on a consolidated basis, we had $1,737 million in principal amount of debt outstanding under our credit facilities, $614 million of senior notes, and other indebtedness totaling approximately $5 million.
Our substantial indebtedness could have significant effects on our operations. For example, it may:
•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends, innovation, and other general corporate purposes;
•cause credit rating agencies to view our debt level negatively;
•increase our vulnerability to general adverse economic and industry conditions;
•limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•limit our ability to make strategic acquisitions, introduce new technologies or pursue business opportunities; and
•place us at a competitive disadvantage compared to our competitors that have less indebtedness.

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
Higher interest rates could also limit our ability to refinance existing indebtedness and increase interest costs on any indebtedness that is refinanced. We have and may continue to enter into agreements such as floating-to-fixed interest rate swaps, caps, floors and other hedging contracts in order to hedge against the cash flow effects of changes in interest rates for floating rate debt. As of December 31, 2023, the Company had $1,120 million notional amount outstanding in interest rate swap agreements that exchange a variable rate of interest for a fixed rate over the term of the agreement. However, we may not maintain interest rate swaps with respect to all of our floating rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, these agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.
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
For certain contracts, including where we have assumed responsibility for procuring materials for a project, we are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. In addition, our customers’ capital budgets may be impacted by the prices of certain materials. These prices could be materially impacted by general market conditions and other factors, including U.S. trade relationships with other countries or the imposition of tariffs. We are also exposed to increases in energy prices, including as they relate to gasoline prices for our rolling-stock fleet of approximately 12,200 vehicles. Additionally, the price of fuel required to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control. Any increase in fuel costs could materially reduce our profitability and liquidity to the extent we are not able to adjust our pricing for such expenses. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects.
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
As of December 31, 2023, approximately 48% of our employees were covered by collective bargaining agreements in the U.S. or similar employment and labor obligations in other countries in which we conduct business. The terms of these agreements limit our discretion in the management of covered employees and our ability to nimbly implement changes to meet business needs. In addition, our employees in certain countries in Europe are subject to works council arrangements, exposing us to potential delays in implementing changes, works council claims and litigation. There can be no assurance that our non-unionized employees will not become members of a union or become covered by a collective bargaining agreement, including through an acquisition of a business whose employees are subject to such an agreement. Certain of our unionized employees have participated in strikes and work stoppages in the past, and we cannot be certain that strikes or work stoppages will not occur in the future. In the current inflationary environment, negotiations over union wage rates or increase in benefits may slow or derail contract renegotiations, which may lead to potential strikes or work stoppages. Strikes or work stoppages could adversely impact relationships with our customers and could cause us to lose business and experience a decline in revenues. Our ability to complete future acquisitions also could be adversely affected because of our union status. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some acquisition targets may decline to become affiliated with a union-based company. Moreover, certain of our customers, where permissible by law, may require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews become unionized, which could negatively affect our financial condition, results of operations and cash flows.
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
In connection with the Chubb Acquisition, we also maintain defined benefit pension plans outside of the U.S. Our non-U.S. defined benefit pension plans include both funded and unfunded plans. We completed a pension buy-in transaction during 2023 and entered into insurance contracts with a global insurance company for the funded plan in the U.K. (closed to new members and future benefit accrual). The funded plan in Canada (closed to new members) is financed predominantly through externally invested pension plan assets via externally managed funds and insurance companies, which investments are subject to market, interest rate and inflation risks. If these investments do not perform well or are not managed properly and their values decline significantly, it could result in a coverage shortfall for these pension obligations and therefore significantly increase our pension obligations.
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
The challenging conditions we encounter in our projects may include, without limitation, (i) hard to reach terrain and difficult site conditions; (ii) challenging engineering, procurement and construction phases, which may occur over extended time periods; (iii) difficulties or delays in designs or materials provided by the customer or a third party; (iv) equipment and material delivery delays; (v) schedule changes; (vi) delays from customer failure to timely obtain rights-of-way; (vii) weather-related delays; and (viii) delays by subcontractors in completing their portion of the project. Such conditions can result in project delays or cancellations, potentially causing us to incur unanticipated costs, reductions in revenue or the payment of liquidated damages. In addition, some of our contracts require that we assume the risk should actual site conditions vary from those expected.
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
In addition, we have various outstanding equity awards to employees and directors under the APi Group Corporation 2019 Equity Incentive Plan. As of December 31, 2023, we had 12,625,337 shares of common stock available under this Plan.
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
The market price of our common stock on the NYSE may fluctuate as a result of several factors, including the following:
•our operating and financial performance and prospects;
•variations in our quarterly operating results or those of other companies in our industries;
•volatility in our industries, the industries of our customers and suppliers and the securities markets;
•risks relating to our businesses and industries, including those discussed above;
•strategic actions by us or our competitors;
•damage to our reputation, including as a result of issues relating to the quality or safety of the services we provide and systems we install;
•actual or expected changes in our growth rates or our competitors’ growth rates;
•investor perception of us, the industries in which we operate, the investment opportunity associated with the common stock and our future performance;
•addition to or departure of our executive officers;
•changes in financial estimates or publication of research reports by analysts regarding our common stock, other comparable companies, or our industries generally, or termination of coverage of our common stock by analysts;
•our failure to meet estimates or forecasts made by analysts, if any;
•trading volume of our common stock;

•future sales of our common stock by us or our stockholders;
•economic, legal and regulatory factors unrelated to our performance;
•adverse or new pending litigation against us; or
•issuance of future annual Series A Preferred Stock dividends and quarterly Series B Preferred Stock dividends which are intended to be settled in common stock.
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

We maintain confidential data and information (inclusive of personal data and third-party confidential information) in the normal course of our business. We also maintain personal data, including sensitive types of data such as audio recordings of telephone calls and video images and footage of customer sites and personnel. We also partner with third-party data processors that collect, store, have access to and otherwise process such confidential data and information on our behalf. This confidential data and information is subject to data privacy and security laws, regulations and/or customer-imposed requirements. Despite our efforts to protect that data, our business and systems may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, or errors that could potentially lead to compromising such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information and operational disruptions. A significant actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee or other data, whether by us, our suppliers, vendors, customers or other third parties, as a result of employee error or malfeasance, or as a result of the imaging, software, security and other products we incorporate into the products we install or the services we provide, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information-security policies regarding such data, could result in costs, fines, litigation or regulatory actions, or could lead customers to seek the services of our competitors. In addition, any such event could harm our reputation, cause unfavorable publicity or otherwise adversely affect certain potential customers’ perception of the security and reliability of our services and the products we install as well as our credibility and reputation, which could result in lost revenues. Furthermore, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate, we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure and we could be subject to potentially substantial fines and penalties for non-

compliance for major breach, theft or loss of personal data. For example, under the E.U. General Data Protection Regulation (“GDPR”) and U.K. General Data Protection Regulation ("UK GDPR") companies must meet certain requirements regarding the handling of personal data or face penalties of up to 4% of worldwide revenue. Furthermore, the collection and safeguarding of personal information has increasingly attracted enhanced scrutiny from the general public in the United States, which has resulted in additional actual and proposed legislative and regulatory rules at the federal and state levels (e.g., the California Consumer Privacy Act of 2018 and California’s Proposition 24 of 2020). Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial results.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY

We recognize the critical importance of maintaining the safety and security of our information systems and data and have a holistic process for overseeing and managing cybersecurity and related risks. This process is supported by our senior leadership team, the Audit Committee, and our Board of Directors.

The responsibilities of the Chief Information Officer ("CIO") include overseeing cybersecurity measures with the global Chief Information Security Officer ("CISO"). The CIO's background includes nearly 18 years of IT leadership at a major medical technology company and experience in various industries such as financial services, manufacturing, oil and gas, and chemicals. He holds an undergraduate degree in Management Information Systems from Augsburg University and a Master of Business Administration from Carlson School of Management at the University of Minnesota.

The CISO, who reports to our CIO, is generally responsible for management of cybersecurity risk and the protection and defense of our networks and systems. The CISO manages a team of professionals with broad cybersecurity experience and expertise. Our CISO has served in various roles in information technology and information security for over 20 years and holds an undergraduate degree in Information Systems from Xavier University and an MBA from Michigan State. The CISO and his regional security leaders have a combined total of over 25 Information Technology and Cybersecurity certifications, including Certified Information Systems Security Professional, Certified Cloud Security Professional, and Certified Information Security Manager.

The CISO and the cybersecurity team are committed to ongoing education and professional development, regularly participating in training programs and industry conferences to stay abreast of the latest cybersecurity trends, threats, and mitigation strategies.

The CISO has appointed experienced security leaders over the North America and International regions to create additional alignment and collaboration.
Risk Management and Strategy

Our cybersecurity risk management program primarily leverages the National Institute of Standards and Technology Cybersecurity framework (NIST CSF). We routinely assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Our risk management program also assesses third party risks to attempt to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. As part of our cybersecurity risk management program, we also gather Threat Intelligence through our multiple security partners and tools. This intelligence (including tactics, techniques and procedures used by cyber criminals) provides insights into potential threats and vulnerabilities, which helps us to defend against cyber-attacks.

As part of our cybersecurity risk management system, our incident management teams track and log privacy and security incidents across the Company. Significant incidents are reviewed by a cross-functional and multi-disciplinary working group to determine whether further escalation is appropriate. Any cybersecurity incident that meets certain pre-established criteria is reported to our Executive Crisis Management Team ("ECMT"), which includes members of the Company’s senior leadership team. The ECMT maintains an ongoing relationship with third-party advisors, such as forensic and incident management, crisis communications, and legal advisors, which we engage as necessary based on the specific facts of an incident. Incidents are evaluated to determine materiality for external reporting purposes as well as operational and business impact.

Assessment of our Program

We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third parties. Our IT security team monitors alerts and meets as needed to discuss threat levels, trends, and remediation.

We periodically perform simulations and tabletop exercises with the senior leadership team and incorporate external resources and advisors as needed. As part of those tabletop exercises, we review our Executive Cyber Crisis Management Plan, which is intended to provide senior leadership with operational structure and key considerations in the event of a cybersecurity incident. We also conduct employee training for Cybersecurity through our online learning management systems, regular communications, and other interactive education, such as phishing simulations.

In addition, our cybersecurity policies, standards, processes and practices are regularly assessed by consultants and external auditors. These assessments include a variety of activities including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness.

Governance

Our commitment to cybersecurity begins at the Board, includes our Audit Committee, and extends to our senior leaders across the company. Our Audit Committee oversees our enterprise risk management process. The Audit Committee’s responsibilities include regular review of policies and practices with respect to risk assessment and risk management – including in the areas of cybersecurity and other information technology risk and privacy. The Audit Committee performs an annual review of the Company’s cybersecurity program and reports to the Board on the results of that review. Material cybersecurity incidents are discussed with our Audit Committee and Board of Directors.

Cybersecurity Risk

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.
ITEM 2. PROPERTIES
We own our corporate headquarters in New Brighton, Minnesota and own and lease other facilities globally where we conduct business. Our facilities are utilized for operations in our reportable segments and include offices, warehouses, storage, fabrication manufacturing, maintenance shops, and training and educational facilities. As of December 31, 2023, we owned approximately 50 facilities and leased approximately 500 facilities in the U.S., France, the United Kingdom, Australia, the Netherlands, and over 15 other countries. We believe that our existing facilities are sufficient for our current needs.
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
Common Stock
As of February 21, 2024, there were approximately 15 holders of record of our common stock.
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
The holders of our Series B Preferred Stock are entitled to receive quarterly dividends in cash or (subject to the satisfactions of certain conditions) shares of our common stock, at our sole option (which we intend to settle in shares of common stock). Quarterly dividends were paid to those holders in shares of common stock for each quarter of 2023. Refer to Note 19 – “Shareholders’ Equity and Redeemable Convertible Preferred Stock” to our consolidated financial statements for additional information.
Stock Repurchase Program
On March 9, 2022, we announced that our Board of Directors authorized a stock repurchase program (“SRP”) to purchase up to an aggregate of $250 million of shares of our common stock. Acquisitions pursuant to the SRP may be made from time to time through a combination of open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions, at our discretion, as permitted by securities laws and other legal requirements. In connection with the SRP, we may enter into Rule 10b5-1 trading plans which would generally permit us to repurchase shares at times when we might otherwise be prevented from doing so under the securities laws. The SRP will expire on February 29, 2024 unless otherwise modified or earlier terminated by our Board of Directors at any time in its sole discretion. During the twelve months ended December 31, 2023 and 2022, we repurchased 1,626,493 and 2,505,723 shares of common stock for approximately $41 million and $44 million, respectively. As of December 31, 2023, we had approximately $165 million of authorized repurchases remaining under the SRP.
On February 26, 2024, our Board of Directors authorized a stock repurchase program to purchase up to an aggregate of $1,000 million of shares of our common stock. This stock repurchase program is indefinite, unless otherwise modified or terminated by our Board of Directors at any time in its sole discretion.
Issuer Purchases of Equity Securities
The Company did not have any purchases of equity securities during the quarter ended December 31, 2023.
Performance Graph
The following graph summarizes the cumulative return on $100 invested in APG’s common stock, the S&P 500, the Russell 2000 Stock Index, and the common stock of a selected peer group of companies if invested on October 1, 2019, the date of the acquisition of APi Group (the "APi Acquisition"), until December 31, 2023. Because our services are diverse across our operating segments, APG does not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines publicly traded companies that have similar characteristics as one or more of APG’s segments. The returns of each company in the peer group are weighted based on the market capitalization of that company at the beginning of the measurement period. The stock price performance shown in the graphs is not necessarily indicative of future price performance.
(1)Peer group includes Cintas Corporation, Comfort Systems USA, Inc., EMCOR Group Inc., Jacobs Engineering Group Inc., Johnson Controls International plc, MasTec Inc., Otis Worldwide, and Quanta Services, Inc.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and year-to-year comparisons of APG’s financial condition and results of operations for the years ended December 31, 2023 and 2022.
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

CERTAIN FACTORS AND TRENDS AFFECTING OUR RESULTS OF OPERATIONS
Restructuring
During 2022, we announced our multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs through fiscal year 2025.
We incurred pre-tax restructuring costs within the Safety Services segment of $37 million and $30 million in connection with the Chubb restructuring program in 2023 and 2022, respectively. In total, we estimate that we will recognize an aggregate of approximately $125 million of restructuring and other costs related to the Chubb restructuring program by the end of fiscal year 2025.
For additional information about our restructuring activity, see Note 6 – “Restructuring" to our consolidated financial statements included in this Annual Report.
Acquisitions
During 2023, we completed seven acquisitions. Total purchase consideration for all of the completed acquisitions of $94 million consisted of cash paid at closing of $79 million, cash deposited into escrow for future deferred payments of $5 million and accrued consideration of $10 million. The results of operations of these acquisitions are included in our consolidated statements of operations from their respective dates of acquisition and were not material for the year ended December 31, 2023. See Note 4 – “Business Combinations” for further details.
Divestiture
During 2023, we completed the divestiture of an infrastructure/utility operating company in our Specialty Services segment. The sale was completed for $38 million, which was received in cash. During the year ended December 31, 2023, we recorded an impairment charge of $12 million in selling, general, and administrative expenses in the consolidated statements of operations related to impairment of goodwill, intangible assets, and other assets of the company sold.

Economic, Industry and Market Factors
We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect their planned capital and maintenance budgets in certain end markets. Market, regulatory, and industry factors could affect demand for our services. Availability of transportation and transmission capacity and fluctuations in market prices for energy and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, have resulted, and may continue to result, in lower proposals and lower profit on the services we provide. In the face of increased pricing pressure on key materials, such as steel, or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. Increased competition for skilled labor resources and higher labor costs can reduce our profitability and impact our ability to deliver timely service to our customers. We have experienced supply chain disruptions, which have negatively impacted the source and supply of materials needed to perform our work. In addition, fluctuations in foreign currencies may have an impact on our financial position and results of operations. However, we believe that our exposure to transactional gains or losses resulting from changes in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In cases where operational transactions represent a material currency risk, we generally enter into cross-currency swaps. Refer to Note 10 - "Derivatives" to our consolidated financial statements included in this Annual Report for additional information on our hedging activities. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future consolidated results of operations, liquidity and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
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
Selling, general, and administrative ("SG&A") expenses
Selling expenses consist primarily of compensation and associated costs for sales and advertising, trade shows, and corporate marketing. General and administrative expenses consist primarily of compensation and associated costs for executive management, personnel, facility leases, impairment, administrative expenses associated with accounting, finance, legal, information systems, leadership development, human resources, and risk management and overhead associated with these functions. General and administrative expenses also include outside professional fees, and other corporate expenses.

Amortization of intangible assets
Amortization expense reflects the charges incurred to amortize our finite-lived identifiable intangible assets, such as customer relationships, which are amortized over their estimated useful lives. There is a portion of amortization expense related to the backlog intangible assets reflected in cost of revenues in the consolidated statements of operations.
Loss (gain) on extinguishment of debt, net
Loss (gain) on extinguishment of debt, net reflects the difference between the repurchase price and carrying amount of debt at the time of extinguishment.
Non-service pension benefit
Non-service pension benefit reflects the sum of the components of pension expense not related to service cost, i.e. interest cost, expected return on assets, and amortizations of prior service costs and actuarial gains and losses.
RESULTS OF OPERATIONS
The following is a discussion of our financial condition and results of operations for the years ended     December 31, 2023 and 2022. The following financial information has been extracted from our audited consolidated financial statements included in this Annual Report.

	Years Ended December 31,		Change
($ in millions)	2023	2022	$	%
Net revenues	$6,928	$6,558	$370	5.6%
Cost of revenues	4,988	4,844	144	3.0%
Gross profit	1,940	1,714	226	13.2%
Selling, general, and administrative expenses	1,581	1,552	29	1.9%
Operating income	359	162	197	121.6%
Interest expense, net	145	125	20	16.0%
Loss (gain) on extinguishment of debt, net	7	(5)	(12)	NM
Non-service pension benefit	(12)	(42)	(30)	(71.4%)
Investment income and other, net	(13)	(9)	4	44.4%
Other expense, net	127	69	58	84.1%
Income before income taxes	232	93	139	149.5%
Income tax provision	79	20	59	295.0%
Net income	$153	$73	$80	109.6%
NM = Not meaningful
Year ended December 31, 2023 versus year ended December 31, 2022
Net revenues
Net revenues for the year ended December 31, 2023 were $6,928 million compared to $6,558 million for the year ended December 31, 2022, an increase of $370 million or 5.6%. The increase in net revenues was attributable to the Safety Services and Specialty Services segments and was primarily driven by growth in inspection, service, and monitoring revenue.
Gross profit

	Years Ended December 31,		Change
($ in millions)	2023	2022	$	%
Gross profit	$1,940	$1,714	$226	13.2%
Gross margin	28.0%	26.1%

Our gross profit for the year ended December 31, 2023 was $1,940 million compared to $1,714 million in the year ended December 31, 2022, an increase of $226 million, or 13.2%. Gross margin for the year ended December 31, 2023 was 28.0%, an increase of 190 basis points compared to the prior year, primarily due to disciplined project and customer selection, pricing improvements in our Safety Services segment, and an improved mix of inspection, service, and monitoring revenue, which generates higher margins.
Selling, general, and administrative expenses
The following table presents operating expenses and operating margin (operating income as a percentage of net revenues) for the years ended December 31, 2023 and 2022, respectively:

	Years Ended December 31,		Change
($ in millions)	2023	2022	$	%
Selling, general, and administrative expenses	$1,581	$1,552	$29	1.9%
SG&A expenses as a % of net revenues	22.8%	23.7%
Operating margin	5.2%	2.5%

SG&A expenses (excluding amortization and impairment) (Non-GAAP)	$1,372	$1,355	$17	1.3%
SG&A expenses (excluding amortization and impairment) as a % of net revenues (Non-GAAP)	19.8%	20.7%
Our SG&A expenses for the year ended December 31, 2023, were $1,581 million compared to $1,552 million for the same period in 2022, an increase of $29 million. SG&A expenses as a percentage of net revenues was 22.8% during the year ended December 31, 2023 compared to 23.7% in 2022. The decrease in SG&A expenses as a percentage of net revenues was primarily driven by lower acquisition and integration related expenses incurred, partially offset by an impairment charge of $12 million related to assets sold in the current year and investments to support our Safety Services and Specialty Services segments. Our SG&A expenses excluding amortization and impairment for the year ended December 31, 2023 was $1,372 million, or 19.8% of net revenues, compared to $1,355 million or 20.7% of net revenues for 2022, primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Interest expense, net
Interest expense was $145 million and $125 million for the years ended December 31, 2023 and 2022, respectively. The increase in interest expense was primarily due to higher interest rates on our floating interest rate debt in the current year, partially offset by a decrease in the outstanding principal amounts of floating rate debt reflecting the debt repayments described below.
Loss (gain) on extinguishment of debt, net
During the year ended December 31, 2023, we made payments of $375 million and $100 million to pay down outstanding principal amounts of the 2019 Term Loan and 2021 Term Loan, respectively. In connection with the payments, we recognized a net loss on debt extinguishment of $7 million. During 2022, we repurchased $13 million and $23 million of the outstanding principal amount of the 4.125% Senior Notes and 4.750% Senior Notes, respectively. In connection with these repurchases, we recognized a net gain on debt extinguishment of $5 million.
Non-service pension benefit
The non-service pension benefit was $12 million and $42 million for the years ended December 31, 2023 and 2022, respectively. The change was due to higher interest costs as a result of higher discount rates in 2023 compared to 2022.
Investment income and other, net
Investment income and other, net was $13 million and $9 million for the years ended December 31, 2023 and 2022, respectively. The increase in investment income was primarily due to an increase in earnings from joint ventures.

Income tax provision
The effective tax rate for the year ended December 31, 2023 was 33.9% compared to an effective tax rate of 22.0% for the year ended December 31, 2022. The increase was primarily due to current year changes to the geographical income mix and valuation allowance positions. Additionally, a benefit for withholding taxes on foreign earnings reduced the effective tax rate in the prior year.
The Organization for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted the legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We are continuing to evaluate and monitor but does not expect for Pillar 2 to have a material impact on the effective tax rate or the consolidated financial statements.

Net income and EBITDA

	Years Ended December 31,		Change
($ in millions)	2023	2022	$	%
Net income	$153	$73	$80	109.6%
EBITDA (non-GAAP)	680	522	158	30.3%
Net income as a % of net revenues	2.2%	1.1%
EBITDA as a % of net revenues	9.8%	8.0%
Net income for the year ended December 31, 2023 was $153 million compared to $73 million for the year ended December 31, 2022, an increase of $80 million. Net income as a percentage of net revenues for the years ended December 31, 2023 and 2022 was 2.2% and 1.1%, respectively. The improvement is primarily attributable to disciplined project and customer selection, pricing improvements within our Safety Services and Specialty Services segments and growth in inspection, service, and monitoring revenue, as well as savings in our Safety Services segment related to the Chubb restructuring program. The net income increase was partially offset by an impairment charge of $12 million related to assets sold in the current year, an increase in interest expense of $20 million, and an increase in the income tax provision of $59 million. EBITDA for the years ended December 31, 2023 and 2022 was $680 million and $522 million, respectively, an increase of $158 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Operating Segment Results

	Net Revenues
	Years Ended December 31,		Change
($ in millions)	2023	2022	$	%
Safety Services	$4,871	$4,575	$296	6.5%
Specialty Services	2,079	2,030	49	2.4%
Corporate and Eliminations	(22)	(47)	NM	NM
	$6,928	$6,558	$370	5.6%

	Operating Income (Loss)
	Years Ended December 31,		Change
($ in millions)	2023	2022	$	%
Safety Services	$396	$256	$140	54.7%
Safety Services operating margin	8.1%	5.6%
Specialty Services	$108	$97	$11	11.3%
Specialty Services operating margin	5.2%	4.8%
Corporate and Eliminations	$(145)	$(191)	NM	NM
	$359	$162	$197	121.6%

	EBITDA
	Years Ended December 31,		Change
($ in millions)	2023	2022	$	%
Safety Services	$607	$492	$115	23.4%
Safety Services EBITDA as a % of net revenues	12.5%	10.8%
Specialty Services	$217	$206	$11	5.3%
Specialty Services EBITDA as a % of net revenues	10.4%	10.1%
Corporate and Eliminations	$(144)	$(176)	NM	NM
	$680	$522	$158	30.3%
NM = Not meaningful
The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the years ended December 31, 2023 and 2022.
Safety Services
Safety Services net revenues for the year ended December 31, 2023 were $4,871 million compared to $4,575 million during the same period in the prior year. The increase was driven by increased inspection, service, and monitoring revenue. This increase was also due to continued strength in our end markets and strategic pricing improvements.
Safety Services operating margin for the years ended December 31, 2023 and 2022 was 8.1% and 5.6%, respectively. The increase was primarily the result of disciplined project and customer selection, pricing improvements, improved mix of inspection, service, and monitoring revenue, which generates higher margins, and savings in our Safety Services segment related to the Chubb restructuring program. The increase was also driven by lower acquisition and integration related expenses incurred for the year ended December 31, 2023 compared to 2022. Safety Services EBITDA as a percentage of net revenues was 12.5% and 10.8% for the years ended December 31, 2023 and 2022, respectively. This increase was primarily related to the factors discussed above.
Specialty Services
Specialty Services net revenues for the years ended December 31, 2023 and 2022 were $2,079 million and $2,030 million respectively. The increase was primarily due to strong growth in the service business during the year ended December 31, 2023 compared to the same period in the prior year. The increase was partially offset by continued disciplined customer and project selection and customer project delays in the fabrication business.
Specialty Services operating margin for the years ended December 31, 2023 and 2022 was 5.2% and 4.8%, respectively. The increase was primarily the result of disciplined project and customer selection during the year ended December 31, 2023 compared to the same period in 2022. Specialty Services EBITDA as a percentage of net revenues for the years ended December 31, 2023 and 2022 was 10.4% and 10.1%, respectively, due to the factors discussed above.
Year ended December 31, 2022 versus year ended December 31, 2021
For a discussion of our 2022 results of operations, including a discussion of our financial results for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021, refer to Part I, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.
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
The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization and impairment) for the periods indicated:

	Years Ended December 31,
($ in millions)	2023	2022
Reported SG&A expenses	$1,581	$1,552
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization and impairment)
Amortization expense	(197)	(197)
Impairment of goodwill, intangibles, and other assets	(12)	—
SG&A expenses (excluding amortization and impairment)	$1,372	$1,355
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
The following table presents a reconciliation of net income to EBITDA for the periods indicated:

	Years Ended December 31,
($ in millions)	2023	2022
Reported net income	$153	$73
Adjustments to reconcile net income to EBITDA:
Interest expense, net	145	125
Income tax provision	79	20
Depreciation	79	77
Amortization	224	227
EBITDA	$680	$522

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
As of December 31, 2023, we had $974 million of total liquidity, comprising $479 million in cash and cash equivalents and $495 million ($500 million less outstanding letters of credit of approximately $5 million, which reduce availability) of available borrowings under our Revolving Credit Facility.
During 2022, we issued and sold 800,000 shares of our Series B Preferred Stock (defined below) for an aggregate purchase price of $800 million and entered into the Second Amendment to our Credit Agreement. As part of this amendment, we entered into a $1,100 million seven-year incremental term loan ("2021 Term Loan"), the Revolving Credit Facility was upsized by $200 million to $500 million, the maturity date of the Revolving Credit Facility was extended five-years, and the letter of credit limit was increased by $100 million to $250 million.
During 2023, we completed the Fourth Amendment to our Credit Agreement, repricing our 2019 Term Loan and 2021 Term Loan. The repricing reduces the applicable margin on all outstanding amounts by 25 basis points. Additionally, $422 million of the 2019 Term Loan was extended to the 2021 Term Loan and assumed all the same terms as the repriced 2021 Term Loan. We made a repayment of $100 million on the 2019 Term Loan concurrent with the close of this transaction.
We expect to continue to be able to access the capital markets through equity and debt offerings for liquidity purposes as needed. Our principal liquidity requirements have been, and we expect will continue to be, for working capital and general corporate purposes, including capital expenditures and debt service, any accrued consideration and compensation due to selling shareholders, including tax payments in connection therewith, as well as to identify, execute, and integrate strategic acquisitions and business transformation transactions or initiatives. Our capital expenditures were approximately $86 million and $79 million in the years ended December 31, 2023 and 2022, respectively.
In 2022, our Board of Directors authorized a stock repurchase program ("SRP"), authorizing the purchase of up to an aggregate of $250 million of common stock through February 2024. During the twelve months ended December 31, 2023 and 2022, we repurchased 1,626,493 and 2,505,723 shares of common stock for approximately $41 million and $44 million, respectively. As of December 31, 2023, we had approximately $165 million of authorized repurchases remaining under the SRP.
On February 26, 2024, our Board of Directors authorized a stock repurchase program to purchase up to an aggregate of $1,000 million of shares of our common stock. This stock repurchase program is indefinite, unless otherwise modified or terminated by our Board of Directors at any time in its sole discretion.

Cash Flows
The following table summarizes net cash flows with respect to our operating, investing, and financing activities for the periods indicated:

	Years Ended December 31,
(in millions)	2023	2022
Net cash provided by operating activities	$514	$270
Net cash used in investing activities	(115)	(2,901)
Net cash (used in) provided by financing activities	(532)	1,756
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	6	(9)
Net decrease in cash, cash equivalents, and restricted cash	$(127)	$(884)
Cash, cash equivalents, and restricted cash, end of period	$480	$607
Net cash provided by operating activities
Net cash provided by operating activities was $514 million in the year ended December 31, 2023 compared to $270 million of cash provided for the same period in 2022. The increase in cash flows provided by operating activities is primarily due to an increase in net income in the period. This increase in cash provided by operating activities is also driven by lower working capital needs associated with the various services we provide. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed.
Net cash used in investing activities
Net cash used in investing activities was $115 million and $2,901 million in the years ended December 31, 2023 and 2022, respectively. During 2023, we utilized $83 million for acquisitions, compared to $2,839 million for the Chubb Acquisition for the same period in 2022.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $532 million for the year ended December 31, 2023 compared to $1,756 million provided by financing activities for the same period in 2022. The decrease in cash provided by financing activities was primarily driven by equity and debt issuances for the year ended December 31, 2022 related to the Chubb Acquisition. For the year ended December 31, 2022, cash provided by financing activities was higher due to $1,104 million of proceeds from the issuance of the 2021 Term Loan and other debt, and $797 million of proceeds from the issuance of Series B Preferred Stock. The cash used in financing activities for the year ended December 31, 2023 was also driven by $475 million of aggregate payments on the 2019 Term Loan and the 2021 Term Loan.
Year ended December 31, 2022 versus year ended December 31, 2021
For a discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021, refer to Part I, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.
Financing Activities
Credit Agreement
We have entered into a Credit Agreement by and among APi Group DE, Inc., our wholly-owned subsidiary, as borrower ("APi Group DE"), APG as a guarantor, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank N.A., as administrative agent and as collateral agent (the “Credit Agreement”) which provides for: (1) a term loan facility, pursuant to which we incurred the $1,200 million term loan ("2019 Term Loan") used to fund a part of the cash portion of the purchase price in the APi Acquisition, and the $1,100 million 2021

Term Loan used to fund a portion of the purchase price in the Chubb acquisition, and (2) a $500 million Revolving Credit Facility of which up to $250 million can be used for the issuance of letters of credit.
On October 11, 2023, we completed repricing of our 2019 Term Loan and 2021 Term Loan. The repricing reduces the applicable margin on all outstanding amounts by 25 basis points. Additionally, $422 million of the 2019 Term Loan was extended to the 2021 Term Loan and assumed all the same terms as the repriced 2021 Term Loan.
Following the debt repricing transaction, the amended interest rate applicable to the 2019 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 1.25% or (b) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a credit spread adjustment ("CSA"). Principal payments on the 2019 Term Loan are due in quarterly installments on the last day of each fiscal quarter, unless prepayments are made, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2019 Term Loan. The 2019 Term Loan matures on October 1, 2026. Based on the early prepayments we have made, we do not owe any quarterly principal amounts for the remainder of the 2019 Term Loan.
Following the debt repricing transaction, the amended interest rate applicable to the 2021 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 1.50% or (b) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.50% plus a CSA. Principal payments on the 2021 Term Loan will be made in quarterly installments on the last day of each fiscal quarter, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2021 Term Loan. The 2021 Term Loan matures on January 3, 2029. The 2021 Term Loan is subject to the same mandatory prepayment provisions as the 2019 Term Loan. Based on the early prepayments we have made, we do not owe any quarterly principal amounts for the remainder of the 2021 Term Loan.
The interest rate applicable to borrowings under the Revolving Credit Facility is, at our option, either (a) a base rate plus an applicable margin equal to 1.25% or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a CSA.
The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the Revolving Credit Facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of December 31, 2023 was 1.54:1.00.
During 2023, we repaid an aggregate amount of $375 million and $100 million to the 2019 Term Loan and 2021 Term Loan, respectively. As a result, as of December 31, 2023, the 2019 Term Loan and the 2021 Term Loan have remaining principal amounts of $330 million and $1,407 million, respectively.
We had no amounts outstanding under the Revolving Credit Facility, under which $495 million was available after giving effect to $5 million of outstanding letters of credit, which reduces availability.
Senior Notes
On June 22, 2021, APi Group DE completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay the previously outstanding term loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. During the year ended December 31, 2022, we repurchased $13 million of outstanding principal amount of the 4.125% Senior Notes and recognized a net gain of $2 million on the debt extinguishment. As of December 31, 2023, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.

On October 21, 2021, a wholly-owned subsidiary of the Company completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb Acquisition. During the year ended December 31, 2022, we repurchased $23 million of outstanding principal amount of the 4.750% Senior Notes and recognized a net gain of $3 million on the debt extinguishment. As of December 31, 2023, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.
Debt Covenants
As of December 31, 2023 and 2022, we were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and the 4.750% Senior Notes, and the Credit Agreement.
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
•Operating and Finance Leases – See Note 12 – "Leases."
•Debt – See Note 13 – "Debt" for future principal payments and interest rates on our debt instruments.
•Tax Obligations – See Note 14 – "Income Taxes."
•Pension obligations – See Note 16 – "Pension."
We make investments in our properties and equipment to enable continued expansion and effective performance of our business. Our capital expenditures are typically less than 1.5% of annual net revenues.
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
Due to uncertainties inherent in the estimation process, it is possible that estimates of costs to complete a performance obligation will be revised on an on-going basis. For those performance obligations for which net revenues are recognized using a cost-to-cost input method, changes in total estimated costs, and related progress towards complete satisfaction of the performance obligation, are recognized on a cumulative catch-up basis in the period in which the revisions to the estimates are made. When the current estimate of total costs for a performance obligation indicates a loss, a provision for the entire estimated loss on the unsatisfied performance obligation is made in the period in which the loss becomes evident.
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
Business Combinations
The nature or importance of this critical accounting estimate changes based on the transactional activity occurring in a given year. The determination of the fair value of net assets acquired in a business combination and estimates of acquisition-related contingent consideration requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using standard valuation techniques. Fair values of contingent consideration liabilities are estimated using an income approach such as discounted cash flows or option pricing models. We allocate purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions consistent with those of a market participant, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, future expected cash flows from backlog, customer relationships, and trade names and trademarks; and discount rates. In estimating the future cash flows, management considers demand, competition and other economic factors. Management’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates, which could result in impairment charges in the future.
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
We perform our annual goodwill impairment assessment on October 1 each fiscal year, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. Accounting standards for testing goodwill for impairment require the application of either a qualitative or quantitative assessment to analyze whether or not goodwill has been impaired. We perform the qualitative analysis by evaluating financial performance, macroeconomic conditions, and industry trends. Under the quantitative assessment, the estimated fair value of a reporting unit is compared with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then an impairment loss would be recognized in an amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit.
Quantitative testing performed is based on the estimated fair value using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used considering management estimates, general economic and market conditions, and the impact of planned business and operational strategies. Estimated discount rates were determined using the weighted average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually.
For the year ended December 31, 2023, we performed our annual goodwill impairment assessment as of October 1, 2023. We had total goodwill of $2,471 million as December 31, 2023. Based on the annual test, no goodwill impairment was indicated for any of the reporting units: Life Safety, Heating, Ventilation and Air Conditioning ("HVAC"), Infrastructure/Utility, Fabrication, and Specialty Contracting.
While we believe we have made reasonable estimates and assumptions to calculate the fair values of the reporting units, it is possible changes could occur. We will continue to monitor reporting units in 2024 for any triggering events or other indicators of impairment.
Income Taxes
Our provision for income taxes uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences and tax planning opportunities in the various jurisdictions in which we operate. Significant factors that can affect our annual effective tax rate include our assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. Although we believe our provision for income taxes is correct and the related assumptions are reasonable, the final outcome of tax matters could be materially different from what we currently anticipate, which could result in significant costs or benefits to us. See Note 14 – “Income Taxes” for additional discussion.
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
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2023, our outstanding variable interest rate debt was primarily related to our 2019 Term Loan and our 2021 Term Loan. As of December 31, 2023, we had $330 million outstanding on the 2019 Term Loan, and $1,407 million outstanding on the 2021 Term Loan. To mitigate increases in variable interest rates, we have a $720 million interest rate swap, exchanging one-month SOFR for a rate of 3.59% per annum and a $400 million interest rate swap exchanging one-month SOFR for a rate of 3.41% per annum. In addition, interest expense will be offset by the amortization through October 2024 of the remaining gain of $14 million recognized from the termination of the previously outstanding $720 million notional amount interest rate swap. After the repricing transaction, the remaining floating rate portfolio will bear interest based on one-month SOFR plus CSA plus 225 basis points (for the 2019 Term Loan) or one-month SOFR plus CSA plus 250 basis points (for the 2021 Term Loan). As of December 31, 2023, excluding letters of credit outstanding of $5 million, we had no amounts of outstanding revolving loans under our Credit Agreement.

A one percentage point increase in the average interest rate on our floating rate debt at December 31, 2023 would increase future interest expense by approximately $6 million per year.
Foreign Currency Risk
We have operations are in over 20 countries globally. Revenues generated from foreign operations represented approximately 37% of our consolidated net revenues for the year ended December 31, 2023. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the year ended December 31, 2023. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment income and other, net, in the consolidated statements of operations and were a gain (loss) of $1 million, $(2) million and $(3) million for the years ended December 31, 2023, 2022 and 2021, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation gains (losses) totaled approximately $61 million, $(164) million and $(11) million for the years ended December 31, 2023, 2022, and 2021, respectively.
Our exposure to fluctuations in foreign currency exchange rates has increased as a result of our international presence and may continue to increase in the future if we continue to expand our operations outside of the U.S. We seek to manage foreign currency exposure by minimizing our consolidated net assets and liability positions in currencies other than the functional currency of our foreign subsidiaries. However, we believe that our exposure to transactional gains or losses resulting from fluctuations in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In order to manage foreign currency risk related to transactions in foreign currencies and the intercompany financing structure, we entered into cross-currency swaps to manage the foreign currency risk of certain intercompany loans. We also use foreign currency contracts as a way to mitigate foreign currency exposure.
Other Market Risk
We are also exposed to market risks impacting our customer base due to the potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain ongoing discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, management believes it takes appropriate action to manage market and other risks, but there is no assurance management will be able to reasonably identify all risks with respect to the collectability of these assets. See also “Revenue Recognition from Contracts with Customers” under Critical Accounting Estimates within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of APi Group Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Total estimated costs for certain fixed price projects recognized over time

As discussed in Note 7 to the consolidated financial statements, the Company recognizes revenue on certain safety services, specialty services, and industrial services for fixed price projects over time. For these fixed price projects, the Company uses a cost-to-cost measure of progress. More specifically, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue process, including controls over the estimation of total costs for certain fixed price projects recognized over time. We selected certain projects and inspected related contract agreements, amendments, and change orders to test the existence of customer arrangements and to understand the nature and scope of the related projects. We evaluated the Company’s ability to accurately estimate the total costs for certain projects by (1) interviewing project personnel to gain an understanding of the status of project activities, (2) analyzing and comparing costs incurred to the nature of total estimated costs remaining, and (3) inspecting subsequent changes to the total estimated costs at completion and inquiring with project personnel as to the reason for the change. We further evaluated the Company’s ability to accurately estimate the total costs by evaluating the difference between the estimated costs and the final costs incurred for projects completed during the year.

/s/ KPMG LLP
We have served as the Company’s auditor since 2012.
Minneapolis, Minnesota
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors
APi Group Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited APi Group Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to (i) user access controls specific to segregation of duties in the change management process in certain information technology systems and (ii) controls over the completeness and accuracy of time keeping and service order information used in certain revenue and cost of revenue processes have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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

/s/ KPMG LLP
Minneapolis, Minnesota
February 28, 2024

APi Group Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2023 and 2022
(In millions, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$479	$605
Accounts receivable, net of allowances of $5 and $3 at December 31, 2023 and December 31, 2022, respectively	1,395	1,313
Inventories	150	163
Contract assets	436	459
Prepaid expenses and other current assets	122	112
Total current assets	2,582	2,652

Property and equipment, net	385	407
Operating lease right of use assets	233	222
Goodwill	2,471	2,382
Intangible assets, net	1,620	1,784
Deferred tax assets	113	108
Pension and post-retirement assets	111	392
Other assets	75	144
Total assets	$7,590	$8,091

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$5	$206
Accounts payable	472	490
Contingent consideration and compensation liabilities	22	27
Accrued salaries and wages	363	337
Contract liabilities	526	463
Operating and finance leases	75	73
Other accrued liabilities	344	325
Total current liabilities	1,807	1,921

Long-term debt, less current portion	2,322	2,583
Pension and post-retirement obligations	50	40
Contingent consideration and compensation liabilities	11	6
Operating and finance leases	172	166
Deferred tax liabilities	233	340
Other noncurrent liabilities	127	111
Total liabilities	4,722	5,167

Commitments and contingencies (Note 18)	—	—

5.5% Series B Redeemable Convertible Preferred Stock, $0.0001 par value, 800,000 authorized shares, issued and outstanding at December 31, 2023 and 2022, respectively, aggregate liquidation preference of $840	797	797

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock; $0.0001 par value, 500,000,000 authorized shares, 235,575,316 shares and 233,403,912 shares issued at December 31, 2023 and 2022, respectively (excluding 8,281,148 and 584,584 shares declared for stock dividend at December 31, 2023 and 2022, respectively)	—	—
Additional paid-in capital	2,572	2,558
Accumulated deficit	(11)	(164)
Accumulated other comprehensive loss	(490)	(267)
Total shareholders’ equity	2,071	2,127
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$7,590	$8,091
See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net revenues	$6,928	$6,558	$3,940
Cost of revenues	4,988	4,844	3,001
Gross profit	1,940	1,714	939
Selling, general, and administrative expenses	1,581	1,552	803
Operating income	359	162	136
Interest expense, net	145	125	60
Loss (gain) on extinguishment of debt, net	7	(5)	9
Non-service pension benefit	(12)	(42)	—
Investment income and other, net	(13)	(9)	(12)
Other expense, net	127	69	57
Income before income taxes	232	93	79
Income tax provision	79	20	32
Net income	$153	$73	$47
Net (loss) income attributable to common shareholders:
Accrued stock dividend on Series A Preferred Stock	(270)	—	(184)
Stock dividend on Series B Preferred Stock	(44)	(44)	—
Net (loss) income attributable to common shareholders	$(161)	$29	$(137)
Net (loss) income per common share:
Basic	$(0.68)	$0.10	$(0.67)
Diluted	(0.68)	0.10	(0.67)
Weighted average shares outstanding:
Basic	235	233	206
Diluted	235	266	206
See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$153	$73	$47
Other comprehensive (loss) income:
Fair value change - derivatives, net of tax benefit (expense) of $8, ($11), and $(9), respectively	(24)	62	25
Defined benefit pension plans adjustment, net of tax expense of $81, $55, and $0, respectively	(244)	(165)	—
Foreign currency translation adjustment	61	(164)	(11)
Comprehensive (loss) income	$(54)	$(194)	$61
See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2020	4,000,000	$—	168,052,024	$—	$1,856	$(284)	$(14)	$1,558
Net income	—	—	—	—	—	47	—	47
Fair value change - derivatives	—	—	—	—	—	—	25	25
Foreign currency translation adjustment	—	—	—	—	—	—	(11)	(11)
Series A Preferred Stock dividend	—	—	12,447,912	—	—	—	—	—
Issuance of common shares	—	—	22,716,049	—	446	—	—	446
Warrants exercised	—	—	19,994,203	—	230	—	—	230
Profit sharing plan contributions	—	—	630,109	—	13	—	—	13
Share-based compensation and other, net	—	—	784,896	—	15	—	—	15
Balance, December 31, 2021	4,000,000	$—	224,625,193	$—	$2,560	$(237)	$—	$2,323
Net income	—	—	—	—	—	73	—	73
Fair value change - derivatives	—	—	—	—	—	—	62	62
Foreign currency translation adjustment	—	—	—	—	—	—	(164)	(164)
Pension plans adjustment	—	—	—	—	—	—	(165)	(165)
Series A Preferred Stock dividend	—	—	7,539,697	—	—	—	—	—
Series B Preferred Stock dividend	—	—	1,944,939	—	—	—	—	—
Share repurchases	—	—	(2,505,723)	—	(44)	—	—	(44)
Profit sharing plan contributions	—	—	622,655	—	13	—	—	13
Share-based compensation and other, net	—	—	1,177,151	—	29	—	—	29
Balance, December 31, 2022	4,000,000	$—	233,403,912	$—	$2,558	$(164)	$(267)	$2,127
Net income	—	—	—	—	—	153	—	153
Fair value change - derivatives	—	—	—	—	—	—	(24)	(24)
Foreign currency translation adjustment	—	—	—	—	—	—	61	61
Pension plans fair value adjustment	—	—	—	—	—	—	(244)	(244)
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(16)	(16)
Series B Preferred Stock dividend	—	—	1,933,004	—	—	—	—	—
Share repurchases	—	—	(1,626,493)	—	(41)	—	—	(41)
Profit sharing plan contributions	—	—	631,194	—	14	—	—	14
Share-based compensation and other, net	—	—	1,233,699	—	41	—	—	41
Balance, December 31, 2023	4,000,000	$—	235,575,316	$—	$2,572	$(11)	$(490)	$2,071
See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$153	$73	$47
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	79	77	75
Amortization	224	227	127
Restructuring charges, net of cash paid	9	22	—
Deferred taxes	(32)	(47)	6
Share-based compensation expense	29	18	12
Profit-sharing expense	19	15	15
Non-cash lease expense	88	67	31
Net periodic pension benefit	(8)	(35)	—
Loss (gain) on extinguishment of debt, net	7	(5)	9
Other, net	—	3	7
Pension contributions	(4)	(34)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(69)	(148)	(99)
Contract assets	26	(69)	(73)
Inventories	13	(30)	(2)
Prepaid expenses and other current assets	(14)	(1)	4
Accounts payable	(14)	71	78
Accrued liabilities and income taxes payable	42	47	15
Contract liabilities	51	71	19
Other assets and liabilities	(85)	(52)	(89)
Net cash provided by operating activities	514	270	182
Cash flows from investing activities:
Acquisitions, net of cash acquired	(83)	(2,839)	(86)
Purchases of property and equipment	(86)	(79)	(55)
Proceeds from sales of property, equipment, held for sale assets, and businesses	54	17	20
Net cash used in investing activities	(115)	(2,901)	(121)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	1,104	650
Payments on long-term borrowings	(484)	(34)	(321)
Repurchases of long-term borrowings	—	(30)	—
Payments of debt issuance costs	—	(29)	(11)
Repurchases of common stock	(41)	(44)	—
Proceeds from equity issuances	—	797	676
Payments of acquisition-related consideration	(4)	(5)	(74)
Restricted shares tendered for taxes	(3)	(3)	(3)
Net cash (used in) provided by financing activities	(532)	1,756	917
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	6	(9)	(2)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(127)	(884)	976
Cash, cash equivalents, and restricted cash, beginning of period	607	1,491	515
Cash, cash equivalents, and restricted cash, end of period	$480	$607	$1,491
Supplemental cash flow disclosures:
Cash paid for interest, net of interest income	$150	$120	$41
Cash paid for income taxes, net of refunds	95	43	66
Accrued consideration issued in business combinations	11	1	18
Shares of common stock issued to profit sharing plan	14	13	13
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
Foreign currency and currency translation
The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at year-end, with resulting translation gains or losses included within other comprehensive income or loss. Net revenues and expenses are translated into U.S. dollars at average monthly rates of exchange in effect during the year. Foreign currency transaction gains and losses, including hedging impacts, are classified in investment income and other, net, in the consolidated statements of operations and were a gain (loss) of $1, $(2) and $(3) for the years ended December 31, 2023, 2022, and 2021, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Refer to Note 10 - "Derivatives" for further information. Translation gains or losses, which are recorded in accumulated other comprehensive loss on the consolidated balance sheets, result from translation of the assets and liabilities of APi Group’s foreign subsidiaries into U.S. dollars. Foreign currency translation gains (losses) totaled approximately $61, $(164), and $(11) for the years ended December 31, 2023, 2022, and 2021, respectively.
Nearly all of the Company’s foreign operations use their local currency as their functional currency. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in investment income and other, net, in the consolidated statements of operations.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Restricted cash is reported as other current assets in the consolidated balance sheets. Restricted cash reflects collateral against certain bank guarantees.

Fair value of financial instruments
The financial instruments of the Company include cash and cash equivalents, accounts receivable, accounts payable, contingent consideration and compensation liabilities, and debt obligations.
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
The fair value of the Company's debt is estimated by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The fair value of the Company’s derivative instruments designated as hedge instruments are determined using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. The fair value of the Company’s contingent consideration obligations is determined using a probability-weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy.
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

Leases
The Company’s lease portfolio mainly consists of facilities, equipment, and vehicles. Operating lease assets represent the Company’s right to use an underlying asset for the lease term whereas lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term (or at fair values in the case of those leases assumed in an acquisition). As most of the Company’s leases do not provide an implicit rate, the Company uses incremental borrowing rates that are based on its own external unsecured borrowing rates and are risk-adjusted to approximate secured borrowing rates over similar terms. These rates are assessed on a quarterly basis for measurement of new lease obligations. The operating lease assets are calculated based on the value of the lease liability plus prepaid rental payments less lease incentives that the Company expects to receive. Leases with an initial term of less than one year are not recorded on the Company’s consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term. Many leases include one or more options to renew, with renewal terms that can extend the lease term for several years. The exercise of lease renewal options is generally at the Company’s sole discretion. Certain leases also include options to purchase the leased assets. The Company's lease terms include these renewal or purchase options when it is reasonably certain that those options will be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements contain lease and non-lease components, which are accounted for as a single lease component for all asset classes except for certain asset classes within its information technology arrangements. Operating lease right of use assets are reported as separate lines in the consolidated balance sheets. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. For finance leases, the Company recognizes more expense in the initial years of total lease expense recognition due to the accretion of the lease liability and the straight-line amortization of the leased asset. Assets acquired under finance leases are recorded in property and equipment, net.
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
Accounting standards for testing goodwill for impairment require the application of either a qualitative or quantitative assessment to analyze whether or not goodwill has been impaired. The Company performs the qualitative analysis by evaluating financial performance, macroeconomic conditions, and industry trends. Under the quantitative assessment, the Company evaluates each reporting unit for impairment comparing the fair value of each reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded as a reduction to goodwill with a corresponding change to earnings in the period the goodwill is determined to be impaired. Any goodwill impairment is limited to the total amount of goodwill allocated to that reporting unit.

For the Heating, Ventilation and Air Conditioning ("HVAC"), Infrastructure/Utility, Fabrication and Specialty Contracting reporting units, the Company performs a qualitative assessment to analyze whether or not goodwill has been impaired.
For the quantitative analysis performed on the Life Safety reporting unit, the Company determines the fair value of the reporting unit using a combination of the income approach (discounted cash flow method) and market approach (guideline transaction method and guideline public company method). Management weights each of the methods applied to determine the fair value of the reporting unit.
Under the discounted cash flow method, the Company determines fair value based on the estimated future cash flows for the reporting unit, discounted to present value using a risk-adjusted industry weighted-average cost of capital, which reflects the overall level of inherent risk for the reporting unit and the rate of return an outside investor would expect to earn. Cash flow projections are derived from budgeted amounts (typically a one-year model) and subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur from a market participant’s standpoint. All cash flow projections by reporting unit are evaluated by management. A terminal value is derived by capitalizing free cash flow into perpetuity. The capitalization rate is derived from the weighted-average cost of capital and the estimated long-term growth rate for each reporting unit.
Under the guideline transaction and guideline public company methods, the Company determines the estimated fair value of its reporting unit by applying transaction multiples and public company multiples, respectively, to the reporting unit’s applicable earnings measure. The transaction multiples are based on observed purchase transactions for similar businesses adjusted for size, diversification and risk. The public company multiples are based on peer group multiples adjusted for size, growth, risk and margin.
See Note 8 – “Goodwill and Intangibles” for additional detail on goodwill and other intangible assets.
Impairment of long-lived assets excluding goodwill
The Company periodically reviews the carrying amount of its long-lived asset groups, including property and equipment and other identifiable intangible assets subject to amortization, when events or changes in circumstances indicate the carrying value may not be recoverable. Qualitative indicators that may trigger the need for impairment testing include an expectation of selling or disposing of a business unit. If facts and circumstances support the possibility of impairment, the Company will compare the carrying value of the asset or asset group with the undiscounted future cash flows related to the asset or asset group. If the carrying value of the asset or asset group is greater than its undiscounted cash flows, the resulting impairment will be determined as the difference between the carrying value and the fair value, where fair value is determined for the carrying amount of the specific asset groups based on discounted future cash flows or appraisal of the asset groups.
Investments
The Company holds investments in joint ventures, the majority of which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company exercises control over one joint venture that is consolidated into the Company's financial statements and the results for that joint venture as of December 31, 2023 were immaterial. The Company’s share of earnings from the non-consolidated joint ventures was $7, $3, and $3, during the years ended December 31, 2023, 2022, and 2021, respectively. The earnings are recorded within investment income and other, net in the consolidated statements of operations. The investment balances were $4 and $4 as of December 31, 2023 and 2022, respectively, and are recorded within other assets in the consolidated balance sheets.
Pension and post-retirement obligations
The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees. The Company accounts for its benefit plans in accordance with ASC 715, Compensation - Retirement Benefits, which requires balance sheet recognition of the overfunded or underfunded status of pension and post-retirement benefit plans. The amounts associated with these benefits are determined by actuaries and dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, mortality and health care cost trends. Under this guidance, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. The

Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate.
During 2023, an annuity purchase transaction, commonly known as a “buy-in”, was executed for the two pension plans in the United Kingdom. Under the terms of the insurance contracts, which were issued by a third-party insurance company with no affiliation to the Company, all pension obligations will be funded by the insurer’s annuity payments, but the plans still retain full legal responsibility to pay the benefits to plan participants using the insurance payments. The Company's accounting policies related to pension and post-retirement obligations and the buy-in transaction are disclosed in Note 16 - "Pension".
Definite-lived intangibles
Intangibles consist of trade names and trademarks, customer relationships, and backlog intangibles. The intangibles are amortized over their estimated useful lives, which range from two to fifteen years for trade names and trademarks and customer relationships, and a period of six to thirty-six months for backlog.
Insurance liabilities
Other accrued and other noncurrent liabilities include management’s best estimates of amounts expected to be incurred for health insurance claims, workers’ compensation, general liability and automobile liability losses. A portion of this risk is retained on a self-insured basis through Sprocket, the Company's wholly-owned captive insurance subsidiary. The estimates are based on claim reports provided by the insurance carrier, management’s best estimates, and the maximum premium for a policy period. The amounts the Company will ultimately incur could differ in the near-term from the estimated amounts accrued. At December 31, 2023 and 2022, the Company had accrued $98 and $123, respectively, relating to workers’ compensation, general and automobile claims, with $74 and $66, respectively, included in other noncurrent liabilities. The Company recorded a receivable from the insurance carriers of $12 and $11 at December 31, 2023 and 2022, respectively, to offset the liabilities due above the Company’s deductible, which, under contract, are payable by the insurance carrier. The Company has outstanding letters of credit as collateral totaling approximately $137 and $121 at December 31, 2023 and 2022, respectively. The Company had $6 and $7 accrued within accrued salaries and wages relating to outstanding health insurance claims at December 31, 2023 and 2022, respectively.
Share-based compensation
The Company recognizes share-based compensation over the requisite service period of the awards (usually the vesting period) based on the grant date fair value of awards. An offsetting increase to shareholders’ equity is recorded equal to the amount of the compensation expense charge. For restricted stock grants with performance-based milestones, the expense is valued based on the closing market share price of the Company’s stock on the date of grant and recorded over the service period after the achievement of the milestone is probable or the performance condition is achieved. For restricted stock grants with market-based performance milestones, the grant-date fair value is estimated using a Monte Carlo valuation model. Forfeitures are estimated and recorded using historical forfeiture rates.
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
Revenue recognition and contract costs
Refer to Note 7 – “Net Revenues”, for further discussion on the Company’s revenue recognition policies.
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
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting standards issued and adopted
In August 2023, the FASB issued Accounting Standards Update (ASU) 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture would initially measure its assets and liabilities at fair value. ASU 2023-05 is effective for joint ventures with a formation date on or after January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements, but does not expect the impact to be material.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the Chief Operating Decision Maker (the "CODM") and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements and disclosures, but does not expect the impact to be material.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires the Company to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements and disclosures, but does not expect the impact to be material.
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
2023 Acquisitions

On June 30, 2023, the Company completed an acquisition included within the Safety Services segment ("Acquisition A23"). The results of the A23 business are reported within the Company's Safety Services segment. Consideration for Acquisition A23 included cash paid at closing of $30, cash deposited into escrow for future deferred payments of $5, and accrued consideration of $3.

On December 29, 2023, the Company completed an acquisition included within the Safety Services segment ("Acquisition B23"). The results of the B23 business are reported within the Company's Safety Services segment. Consideration for Acquisition B23 included cash paid at closing of $27 and accrued consideration of $5.

During 2023, the Company completed five individually immaterial acquisitions for aggregate consideration transferred of $24, made up of cash paid at closing of $22 and accrued consideration of $2.

The results of operations of these acquisitions are included in the Company’s consolidated statements of operations from their respective dates of acquisition and were not material.

The Company has not finalized its accounting for the acquisitions and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $47. See Note 8 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

	Acquisition A23	Acquisition B23	Other 2023 acquisitions
Cash paid at closing	$30	$27	$22
Cash deposited into escrow	5	—	—
Accrued consideration	3	5	2
Total net consideration	$38	$32	$24

Cash and cash equivalents	—	1	—
Accounts receivable	8	7	—
Contract assets	1	2	—
Other current assets	—	2	1
Intangible assets	13	12	9
Goodwill	19	12	16
Other accrued liabilities	—	(2)	—
Contract liabilities	(3)	(2)	(2)
Net assets acquired	$38	$32	$24

2022 Chubb Acquisition
During 2022, the Company completed the acquisition of Chubb fire and security business (the "Chubb Acquisition"). The Chubb fire and security business (the "Chubb business" or "Chubb") is a globally recognized fire safety and security services provider, offering customers complete and reliable services from design and installation to monitoring and on-going maintenance and recurring services. The Chubb business is headquartered in the United Kingdom, and has operations in 17 countries, expanding the Company's geographic footprint to a total of over 20 countries. The results of the Chubb business are reported within the Company's Safety Services segment.

During 2022, the Company incurred transaction costs of $24, which were expensed and included as a component of selling, general, and administrative expenses in the consolidated statements of operations.

The Chubb Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their estimated fair values, with the exception of the following: (1) pre-acquisition contingencies which are recognized and measured in accordance with ASC 450, Contingencies, if fair value cannot be determined; (2) deferred income tax assets acquired and liabilities assumed are recognized and measured in accordance with ASC 740, Income Taxes; (3) pensions and other post-retirement benefits other than pensions are recognized and measured in accordance with ASC 715, Compensation – Retirement Benefits; (4) contract assets and liabilities are measured and recognized in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606"); and (5) certain lease related assets and liabilities which are measured and recognized in accordance with ASC 842, Leases ("ASC 842").

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the date of the Chubb Acquisition:

Cash paid at closing	$2,935
Working capital and net indebtedness adjustment	(42)
Total net consideration	$2,893

Cash	60
Accounts receivable	426
Inventories	68
Contract assets	183
Other current assets	25
Property and equipment	73
Operating lease right of use assets	146
Pension and post-retirement assets	626
Other noncurrent assets	8
Intangible assets	1,200
Goodwill	1,367
Accounts payable	(192)
Contract liabilities	(162)
Accrued expenses	(255)
Finance and operating lease liabilities	(148)
Pension and post-retirement obligations	(56)
Deferred tax liabilities	(383)
Other noncurrent liabilities	(93)
Net assets acquired	$2,893

The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The Company has assigned final goodwill of $1,367 to its Safety Services reportable segment (see Note 8 - "Goodwill and Intangibles"). Based on U.S. income tax principles related to acquisitions of non-U.S. entities, the Company does not expect any of the amount of goodwill to be deductible for U.S. income tax purposes.

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

Accrued consideration
The Company’s acquisition purchase agreements typically include deferred payment provisions, often to sellers who become employees of the Company or its subsidiaries. The provisions are made up of three general types of arrangements, contingent compensation and contingent consideration (both of which are contingent on the future performance of the acquired entity) and deferred payments related to indemnities. Contingent compensation arrangements are typically contingent on the former owner’s future employment with the Company, and the related amounts are recognized over the required employment period, which is typically one to four years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition and are paid over a one to four years year period. The liability for deferred payments is recognized at the date of acquisition based on the Company’s best estimate and is typically payable over a one to three years year period. Deferred payments are not contingent on any future performance or employment obligations and can be offset for working capital true-ups, and representations and warranty items.
The total contingent compensation arrangement liability was $9 and $19 at December 31, 2023 and 2022, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $15 and $25, inclusive of the $9 and $19, accrued as of December 31, 2023 and 2022, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.
The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 9 - "Fair Value of Financial Instruments."
The total liability for deferred payments was $17 and $9 at December 31, 2023 and 2022, respectively, and is included in contingent consideration and compensation liabilities in the consolidated balance sheets for all periods presented.
NOTE 5. DIVESTITURES

During 2023, the Company completed the divestiture of an infrastructure/utility operating company in the Specialty Services segment (the "Operating Company"). The Company received $38 in cash for the sale. During the year ended December 31, 2023, the Company recorded an impairment charge of $12 in selling, general, and administrative expenses in the consolidated statements of operations related to impairment of goodwill, intangible assets, and other assets of the Operating Company.
NOTE 6. RESTRUCTURING

During 2022, the Company announced its multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs through fiscal year 2025.

During 2023, the Company incurred pre-tax restructuring costs within the Safety Services segment of $37 in connection with the Chubb restructuring program. Since the Chubb Acquisition, the Company has incurred aggregate restructuring costs of $67. As of December 31, 2023, the Company had $32 in restructuring liabilities recorded in other accrued liabilities on the consolidated balance sheets for this plan. In addition, the Company has incurred $9 of related costs which include lease impairment charges, asset write-downs, and consulting fees.

In total, the Company estimates that it will recognize approximately $125 of restructuring and other costs related to the Chubb restructuring program by the end of fiscal year 2025.

For the restructuring program, employee-related costs consist of termination benefits provided to employees who have been involuntarily terminated and voluntary early retirement benefits. Program related costs include costs incurred as a direct result of the restructuring program such as consulting fees and facility relocation costs.

The following table summarizes the Company's 2023 restructuring program for the years ended December 31, 2023 and 2022:

	Employee termination benefits	Program related costs	Asset write-downs	Total
December 31, 2021	$—	$—	$—	$—
Charges	30	—	—	30
Payments	(8)	—	—	(8)
Currency translation adjustment	—	—	—	—
December 31, 2022	$22	$—	$—	$22
Charges	37	3	6	46
Payments	(27)	(3)	—	(30)
Reversals	(1)	—	—	(1)
Currency translation adjustment	1	—	—	1
December 31, 2023	$32	$—	$6	$38

NOTE 7. NET REVENUES
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
The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the years ended December 31, 2023, 2022, and 2021. During 2023, the Company moved an immaterial business component within the Safety Services segment from the HVAC to the Life Safety reporting unit, and prior period amounts in this table have been recast to reflect the current period presentation. Disaggregated net revenues information is as follows:

	Year Ended December 31, 2023
	Safety Services	Specialty Services	Consolidated
Life Safety	$4,364	$—	$4,364
HVAC	507	—	507
Infrastructure/Utility	—	1,224	1,224
Fabrication	—	202	202
Specialty Contracting	—	653	653
Corporate and Eliminations	—	—	(22)
Net revenues	$4,871	$2,079	$6,928

	Year Ended December 31, 2022
	Safety Services	Specialty Services	Consolidated
Life Safety	$4,077	$—	$4,077
HVAC	498	—	498
Infrastructure/Utility	—	1,154	1,154
Fabrication	—	253	253
Specialty Contracting	—	623	623
Corporate and Eliminations	—	—	(47)
Net revenues	$4,575	$2,030	$6,558

	Year Ended December 31, 2021
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,698	$—	$1,698
HVAC	382	—	382
Infrastructure/Utility	—	1,058	1,058
Fabrication	—	244	244
Specialty Contracting	—	605	605
Corporate and Eliminations	—	—	(47)
Net revenues	$2,080	$1,907	$3,940

	Year Ended December 31, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$2,322	$2,038	$(22)	$4,338
France	607	—	—	607
Other	1,942	41	—	1,983
Net revenues	$4,871	$2,079	$(22)	$6,928

	Year Ended December 31, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$2,148	$1,961	$(47)	$4,062
France	564	—	—	564
Other	1,863	69	—	1,932
Net revenues	$4,575	$2,030	$(47)	$6,558

	Year Ended December 31, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,726	$1,870	$(47)	$3,549
France	—	—	—	—
Other	354	37	—	391
Net revenues	$2,080	$1,907	$(47)	$3,940
The Company’s contracts with its customers generally require significant services to integrate complex activities and equipment into a single deliverable and are, therefore, generally accounted for as a single performance obligation to provide a single contracted service for the duration of the project. For contracts with multiple performance obligations, the transaction price of a contract is allocated to each performance obligation and recognized as net revenues when or as the performance obligation is satisfied using the estimated stand-alone selling price of each distinct good or service. The stand-alone selling price is estimated using the expected cost plus a margin approach for each performance obligation. For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at December 31, 2023 was $2,871. The Company expects to recognize revenue on approximately 84% of the remaining performance obligations over the next twelve months.
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

Changes in the estimates of transaction prices are recognized in net revenues on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates may also result in the reversal of previously recognized net revenues if the ultimate outcome differs from the Company’s previous estimate. For the years ended December 31, 2023, 2022, and 2021, there were no significant reversals of revenues recognized associated with the revision of transaction prices. The Company typically does not incur any returns, refunds or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of performance.
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
The Company utilizes the practical expedient under ASC 606 and does not adjust for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of performance for the Company’s services. As of December 31, 2023 and 2022, none of the Company’s contracts contained a significant financing component.
Contact assets and contract liabilities are classified as current in the consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets and contract liabilities from contracts with customers as of December 31, 2023, 2022, and 2021 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at December 31, 2023	$1,395	$436	$526
Balance at December 31, 2022	1,313	459	463
Balance at December 31, 2021	767	217	243
The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At December 31, 2023 and 2022, retentions receivable were $156 and $150, respectively, while the portions that may not be received within one year were $25 and $35, respectively. There were no other significant changes due to business acquisitions or significant changes in estimates of contract progress or transaction price. There were no significant impairments of contract assets recognized during the period.
Costs to obtain or fulfill a contract
The Company generally does not incur significant incremental costs related to obtaining or fulfilling a contract prior to the start of a project. The Company may incur certain fulfillment costs such as initial design or mobilization costs which are capitalized if: (i) they relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract, and (iii) are expected to be recovered through revenues generated under the contract. Such costs, which are amortized over the life of the respective project, were not material for any period presented.

NOTE 8. GOODWILL AND INTANGIBLES
Goodwill
The following table provides disclosure of goodwill by segment as of December 31, 2023 and 2022. The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2023 and 2022 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2021	$925	$181	$1,106
Acquisitions	1,372	—	1,372
Foreign currency translation and other, net (1)	(96)	—	(96)
Goodwill as of December 31, 2022	2,201	181	2,382
Acquisitions	47	—	47
Impairment of goodwill (2)	—	(4)	(4)
Foreign currency translation	46	—	46
Goodwill as of December 31, 2023	$2,294	$177	$2,471
(1)Other includes immaterial measurement period adjustments recorded during the year ended December 31, 2022 related to acquisitions for which the measurement period ended during the year ended December 31, 2022.
(2)The Company sold an operating company (See Note 5 - "Divestitures"). Pursuant to the authoritative literature, the Company evaluated the recoverability of the carrying value of the assets and liabilities and recorded a goodwill impairment charge of $4.
Intangibles
The Company's identifiable intangible assets are comprised of the following as of December 31, 2023 and 2022:

	December 31, 2023
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.5	$155	$(154)	$1
Customer relationships	9.4	1,552	(518)	1,034
Trade names and trademarks	12.1	722	(137)	585
Total		$2,429	$(809)	$1,620

	December 31, 2022
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.9	$153	$(126)	$27
Customer relationships	10.0	1,508	(367)	1,141
Trade names and trademarks	13.2	704	(88)	616
Total		$2,365	$(581)	$1,784

Approximate annual aggregate amortization expense of the intangible assets for the five years subsequent to December 31, 2023, is as follows:

Years ending December 31:
2024	$201
2025	201
2026	201
2027	177
2028	107
Thereafter	733
Total	$1,620
Amortization expense recognized on identifiable intangible assets are as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$27	$30	$5
Selling, general, and administrative expenses	197	197	122
Total intangible asset amortization expense	$224	$227	$127
NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of December 31, 2023 and 2022:

	Fair Value Measurements at December 31, 2023
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$7	$—	$7
Cash flow hedges - cross currency contracts	—	10	—	10
Net investment hedges - cross currency contracts	—	20	—	20
Fair value hedges - cross currency contracts	—	17	—	17
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Total	$—	$54	$—	$54

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(6)	(6)
Total	$—	$—	$(6)	$(6)

	Fair Value Measurements at December 31, 2022
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$14	$—	$14
Cash flow hedges - cross currency contracts	—	17	—	17
Net investment hedges - cross currency contracts	—	32	—	32
Fair value hedges - cross currency contracts	—	50	—	50
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Total	$—	$113	$—	$113

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(4)	(4)
Total	$—	$—	$(4)	$(4)
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
The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

	Year Ended December 31,
	2023	2022	2021
Balance at the beginning of the year	$4	$4	$7
Issuances	3	—	3
Settlements	(1)	—	(6)
Balance at the end of the year	$6	$4	$4
Number of open contingent consideration arrangements at the end of the year	2	3	3
Maximum potential payout at the end of the year	$6	$4	$5
At December 31, 2023, the remaining open contingent consideration arrangements are set to expire at various dates through 2025. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the year ended December 31, 2023.
Fair value estimates
The following table presents the carrying amount and fair value of the Company’s variable and non-variable interest rate debt (instruments defined in Note 13 – “Debt”), including current portion and excluding unamortized debt issuance costs. Fair value is estimated by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The interest rates of the variable interest rate long-term debt instruments are generally reset monthly. During 2023, the Company completed repricing of its 2019 Term Loan and 2021 Term Loan and $422 of the 2019 Term Loan was extended to the 2021 Term Loan. During 2023, the Company also repaid an aggregate amount of $375 and $100 to the 2019 Term Loan and 2021 Term Loan, respectively.

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Term Loan	$330	$331	$1,127	$1,120
2021 Term Loan	1,407	1,407	1,085	1,075
4.125% Senior Notes	337	305	337	284
4.750% Senior Notes	277	257	277	243
NOTE 10. DERIVATIVES
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
Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements do not call for collateral and no cash collateral has been received or pledged related to the underlying derivatives.
The following table presents the fair value of derivative instruments:

	December 31, 2023			December 31, 2022
	Outstanding Gross	Other Assets	Other	Outstanding Gross	Other Assets	Other
	Notional Amount		Noncurrent liabilities	Notional Amount		Noncurrent liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,120	$7	$—	$1,120	$14	$—
Cross currency contracts	120	10	—	120	17	—
Foreign currency forward contracts	—	—	—	—	—	—
Fair value hedges:
Cross currency contracts	721	17	—	721	50	—
Net investment hedges:
Cross currency contracts	230	20	—	230	32	—
Total derivatives designated as hedging instruments	$2,191	$54	$—	$2,191	$113	$—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	73	—	1	118	—	—
Total derivatives not designated as hedging instruments	$73	$—	$1	$118	$—	$—

Total derivatives	$2,264	$54	$1	$2,309	$113	$—

The following table presents the effect of derivatives on the consolidated statements of operations:

		Amount of income (expense) recognized in income
	Location of income (expense) recognized in income	Year ended December 31,
Derivatives		2023	2022	2021
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$32	$1	$(11)
Cross currency contracts	Investment income and other, net	(3)	6	7
Cross currency contracts	Interest expense, net	2	2	—
Fair value hedging relationships:
Cross currency contracts	Investment income and other, net	(25)	53	—
Cross currency contracts	Interest expense, net	2	3	—
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	4	4	2
Not designated as hedging instruments:
Foreign currency forward contracts	Investment income and other, net	1	2	1
Currency Effects
The income (expense) from derivatives designed to offset foreign currency exposure and recorded in investment income and other, net were offset by foreign currency transaction gains and losses resulting in a net gain (loss) of $1, $(2) and $(3) for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table presents the effect of cash flow and fair value hedge accounting on accumulated other comprehensive income (loss) ("AOCI"):

	Amount of gain (loss) recognized in other comprehensive income			Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Year ended December 31,				Year ended December 31,
Derivatives	2023	2022	2021		2023	2022	2021
Cash flow hedging relationships:
Interest rate swaps	$(6)	$48	$18	Interest expense, net	$16	$3	$—
Cross currency contracts	(3)	3	—	Investment income and other, net	(3)	10	(7)
Fair value hedging relationships:
Cross currency contracts	(6)	(2)	—	Investment income and other, net	(25)	53	—
Net investment hedging relationships:
Cross currency contracts	(9)	14	8	Interest expense, net	1	—	(1)
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

During 2022, the Company terminated the previously outstanding $720 notional amount interest rate swap with a maturity date in October 2024 ("2024 Interest Rate Swap"). The present value as of the date of termination of the 2024 Interest Rate Swap is recorded in AOCI on the consolidated balance sheets. The fair value previously recognized in AOCI related to interest rate movements of the 2024 Interest Rate Swap is being amortized to interest expense on a straight-line basis through October 2024. As of December 31, 2023, approximately $14 of unrealized pre-tax gains remained in AOCI.
The Company has an aggregate $720 notional amount interest rate swap ("2026 Interest Rate Swap") and aggregate $400 notional swaps ("2028 Interest Rate Swap"), each amended on May 19, 2023 in connection with the transition to the Secured Overnight Financing Rate ("SOFR"). Refer to Note 13 - "Debt" for additional information. The 2026 Interest Rate Swap exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.59% over the term of the agreement, which matures in October 2026. The 2028 Interest Rate Swap exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.41% over the term of the agreements, which mature January 2028.
As of December 31, 2023, the Company had $1,120 total notional amount outstanding in the 2028 Interest Rate Swap and the 2026 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (SOFR) payments for its SOFR based term loans of $1,737. As of December 31, 2023, the weighted average fixed rate of interest on these swaps was approximately 3.52%. Variations in the assets and liability balances are primarily driven by changes in the applicable forward yield curves related to SOFR.
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
Fair value hedges
The Company has certain intercompany loans subject to changes in foreign currency exchange rates. In 2022, to hedge these exposures, the Company entered into three cross currency swaps all with maturity dates of January 2027 and are designated as fair value hedges with gross notional U.S. dollar equivalents of $271, $241, and $209 in GBP, CAD, and EUR, respectively. The Company measures the effectiveness of fair value hedges on a spot-to-spot basis. Accordingly, the spot-to-spot change in the derivative fair values are recorded in the consolidated statements of operations and perfectly offset the spot-to-spot change in the underlying intercompany loans, and as such, these hedges are deemed highly effective. The excluded component of the fair values of these derivatives is reported in AOCI within shareholders’ equity in the consolidated balance sheets. Any cash flows associated with these instruments are included in operating activities in the consolidated statements of cash flows.
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
During 2021, the Company amended the critical terms of the foreign currency swap by extending the maturity date to July 2029 and modifying the U.S. dollar and Euro coupons. The amended swap was redesignated as a net investment hedge and is recorded at fair value with changes recorded in AOCI. The initial net investment hedge was dedesignated. The amended net investment hedge reduces the Company’s interest expense by approximately $3 annually and reduces its overall effective interest rate by approximately 24 basis points.
The fair value previously recognized in AOCI related to interest rate movements of the dedesignated swap is being amortized to interest expense on a straight-line basis through the third quarter of 2029 and reduces the Company's interest expense by approximately $1 annually.
Foreign currency forward contracts
The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on confirmed foreign currency transactions, including inventory purchases and intercompany charges and other payments. These forward contracts are undesignated for hedge accounting purposes. The changes in fair value of these contracts are recorded in investment income and other, net.
NOTE 11. PROPERTY AND EQUIPMENT, NET
The components of property and equipment as of December 31, 2023 and 2022 are as follows:

	Estimated Useful Lives (In Years)	December 31
		2023	2022
Land	N/A	$27	$30
Building	39	105	98
Machinery, equipment, and office equipment	1-20	353	348
Autos and trucks	4-10	112	116
Leasehold improvements	1-15	35	33
Total cost		632	625
Accumulated depreciation		(247)	(218)
Property and equipment, net		$385	$407
Depreciation expense related to property and equipment, including finance leases, was $79, $77, and $75, during the years ended December 31, 2023, 2022 and 2021, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the consolidated statements of operations.
NOTE 12. LEASES
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
The Company determines the present value of lease payments using its incremental borrowing rate (“IBR”), as the Company’s leases generally do not have a readily determinable implicit discount rate. The Company applies judgment in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral, and economic environment in determining the incremental borrowing rates for its leases
The Company’s IBR reflects the rate of the parent or group level. The Company acts as the central treasury function for all its subsidiaries and its collateral quality was considered in aggregate for the IBR. The Company developed IBR curves for all currency denominations of its leases. To determine its creditworthiness, the Company considered publicly available credit ratings from S&P Global Ratings ("S&P") and Moody’s Investors Service ("Moody’s"). Both the S&P local currency long-term rating and the Moody’s long-term corporate family credit ratings have remained stable at BB- and Ba2 in 2023. The amount (and impact) of the Company’s future operating lease payments, a consideration in the development of the IBR, would be reflected in the Company’s underlying credit rating. In its development of the IBR, the Company applied a base market yield curve reflective of its unsecured credit rating. Adjustments to the base market yield curve were then considered for any Company-specific debt instruments outstanding at the measurement date, and securitization adjustments were made to conclude on a lessee specific securitized market yield curve. No adjustment was considered for economic environment risk for the U.S. IBR as the underlying market data to derive the IBR was in USD. The Company also has significant leases located in (denominated in): Canada (CAD), European Union (EUR), United Kingdom (GBP), and Australia (AUD). To derive the applicable foreign IBR curves, the Company adjusted its concluded United States/USD IBR curve to the applicable foreign IBR curves using the covered interest rate parity theory, which captures foreign currency risk. The Company developed its IBR curves with tenors ranging from 1-year to 30-years to match its anticipated lease terms. For each lease, the Company applied the IBR that aligned with the concluded lease term. The Company estimated the IBRs on a quarterly basis throughout 2023, which ranged from 2.67% to 11.24% across all currencies for the 1-year through 30-year tenor.
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

The components of lease expense are as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$88	$75	$35
Finance lease cost - amortization of right-of-use assets	6	4	2
Short-term lease cost	41	39	26
Variable lease cost	22	21	6
Total lease cost	$157	$139	$69
Supplemental consolidated statements of cash flows information related to leases is as follows:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$88	$75	$35
Financing cash outflows - payments on finance leases	7	5	18
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$81	$186	$26
Finance leases	5	15	3
Included within ROU assets obtained in exchange for new lease obligations during 2022, there were $146 and $2 of operating and financing leases, respectively, which were adjusted to fair value as part of the Chubb Acquisition.
Supplemental consolidated balance sheets information related to leases is as follows:

	Year Ended December 31,
	2023	2022
Finance leases:
Machinery and equipment	15	17
Property and equipment, net	$15	$17

Weighted-average remaining lease term:
Operating leases	4.9 years	5.0 years
Finance leases	2.1 years	2.9 years

Weighted-average discount rate:
Operating leases	5.7%	3.9%
Finance leases	5.2%	4.5%

The future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the consolidated balance sheets as of December 31, 2023 is as follows:

	Operating Leases	Finance Leases	Total
Year ending December 31:
2024	$77	$6	$83
2025	59	6	65
2026	40	3	43
2027	27	—	27
2028	18	—	18
Thereafter	43	—	43
Total lease payments	264	15	279
Less imputed interest	31	1	32
Total present value of lease liabilities	$233	$14	$247
Operating and finance leases - current	$69	$6	$75
Operating and finance leases - non-current	164	8	172
Total present value of lease liabilities	$233	$14	$247
The Company leases office and operating facilities from various parties that are in management positions at certain businesses and the Company incurred rent expense, including real estate taxes and operating costs of approximately $4, $5, and $5 during the years ended December 31, 2023, 2022, and 2021, respectively, under these arrangements.
NOTE 13. DEBT
Debt obligations consist of the following:

		December 31,
	Maturity Date	2023	2022
Term loan facility
2019 Term Loan	October 1, 2026	$330	$1,127
Revolving Credit Facility	October 1, 2026	—	—
2021 Term Loan	January 3, 2029	1,407	1,085
Senior notes
4.125% Senior Notes	July 15, 2029	337	337
4.750% Senior Notes	October 15, 2029	277	277
Other obligations		5	6
Total debt obligations		2,356	2,832
Less: unamortized deferred financing costs		(29)	(43)
Total debt, net of deferred financing costs		2,327	2,789
Less: short-term and current portion of long-term debt		(5)	(206)
Long-term debt, less current portion		$2,322	$2,583
Term loan facility
During 2023, the Company completed its Third Amendment to its Credit Agreement, which provided for amended interest rates applicable to the Company's existing term loans and future borrowings under the revolving credit facility. In May 2023, the Company entered into an amendment to the Credit Agreement to replace the London Inter-Bank Offered Rate ("LIBOR") index with Term SOFR.
During 2023, the Company completed its Fourth Amendment to its Credit Agreement, repricing its 2019 Term Loan and 2021 Term Loan. The repricing reduces the applicable margin on all outstanding amounts by 25 basis points. Additionally,

$422 of the 2019 Term Loan was extended to the 2021 Term Loan and assumed all the same terms as the repriced 2021 Term Loan.

During 2023, the Company made aggregate payments of $375 and $100 on the 2019 Term Loan and 2021 Term Loan, respectively. As a result of the principal payments, the Company incurred a loss on debt extinguishment of $7 related to unamortized debt issuance costs, which was recorded within loss (gain) on extinguishment of debt, net in the consolidated statements of operations.
As of December 31, 2023, the Company had $330 of principal outstanding under the $1,200 term loan (the "2019 Term Loan") with a maturity date of October 1, 2026. The interest rate applicable to the 2019 Term Loan is, at the Company's option, either (a) a base rate plus an applicable margin equal to 1.25% or (b) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a credit spread adjustment ("CSA").
As of December 31, 2023, the Company had $1,407 of principal outstanding under the $1,100 term loan (the "2021 Term Loan") with a maturity date of January 3, 2029. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 1.50% or (2) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.50% plus a CSA.
The interest rate applicable to borrowings under the $500 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25%, or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a CSA.
Swap activity
In 2023, the Company amended its existing interest rate swaps in connection with the transition to SOFR for the term loans.
As of December 31, 2023, the Company had the 2026 Interest Rate Swap with $720 of notional value, exchanging one-month SOFR for a fixed rate of 3.59% per annum, and the 2028 Interest Rate Swap with aggregate $400 notional value, exchanging one-month SOFR for a rate of 3.41%. Accordingly, the Company's fixed interest rate per annum on the first swapped $400 notional value of the term loan is 3.41% and the second swapped $720 notional value of the term loans is 3.59% through their maturity. The remaining $617 of the term loans balance will bear interest based on one-month SOFR plus CSA plus 225 basis points or SOFR plus CSA plus 250 basis points, but the rate will fluctuate as SOFR fluctuates. Refer to Note 10 - "Derivatives" for additional information.
At December 31, 2023 and 2022, the Company had no amounts outstanding under the Revolving Credit Facility, and $495 and $446 was available at December 31, 2023 and 2022, respectively, after giving effect to $5 and $54 of outstanding letters of credit, respectively.
As of December 31, 2023 and 2022, the Company was in compliance with all applicable debt covenants.
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
Senior Notes Repurchases
During 2022, the Company repurchased on the open market $13 and $23 of the 4.125% Senior Notes and 4.750% Senior Notes, respectively (the "Repurchases"). In connection with the Repurchases, the Company recognized a net gain on debt extinguishment of $5 within loss (gain) on extinguishment of debt, net in the consolidated statements of operations.

The Company was in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes as of December 31, 2023 and 2022.
Other obligations
As of December 31, 2023 and 2022, the Company had $5 and $6 in notes outstanding, respectively, for working capital purposes and the acquisition of equipment and vehicles. Amounts outstanding under these notes are included in the table below.
Approximate annual maturities, excluding amortization of debt issuance costs, of the Company’s financing arrangements for years subsequent to December 31, 2023, are as follows:

Years Ending December 31:
2024	$5
2025	—
2026	330
2027	—
2028	—
Thereafter	2,021
Total	$2,356
NOTE 14. INCOME TAXES
For the years ended December 31, 2023, 2022, and 2021, the components of income before income taxes are as follows:

	Years Ended December 31,
	2023	2022	2021
U.S. earnings	$186	$40	$54
Foreign earnings	46	53	25
Total earnings	$232	$93	$79
The income tax provision (benefit) for the years ended December 31, 2023, 2022, and 2021, consisted of the following:

	Years Ended December 31,
	2023	2022	2021
Current:
U.S. federal	$48	$32	$9
State	23	13	8
Foreign	40	22	9
Total current tax provision	$111	$67	$26

Deferred:
U.S. federal	$(10)	$(32)	$6
State	(1)	(3)	2
Foreign	(21)	(12)	(2)
Total deferred tax (benefit) provision	$(32)	$(47)	$6
Total income tax provision	$79	$20	$32

The reconciliation of the federal statutory income tax rate to the Company’s provision for income taxes is as follows:

	Years Ended December 31,
	2023		2022		2021
Expected provision at statutory federal rate	$49	21.0%	$19	21.0%	$17	21.0%
State tax provision, net of federal benefit	17	7.3%	7	7.5%	8	10.1%
Foreign rate differential	(1)	(0.4%)	(4)	(4.3)%	1	1.3%
Valuation allowance	8	3.4%	(1)	(1.1)%	—	—%
Permanent differences and other	3	1.3%	4	4.4%	—	—%
Uncertain tax positions	—	—%	(1)	(1.1)%	—	—%
Transaction costs	—	—%	3	3.2%	4	5.1%
Withholding taxes on foreign entities	—	—%	(9)	(9.7)%	—	—%
Section 162(m) limitation	3	1.3%	2	2.1%	2	2.5%
Total provision for income taxes	$79	33.9%	$20	22.0%	$32	40.0%
The components of deferred tax assets and liabilities consisted of the following:

	December 31,
	2023	2022
Deferred tax assets:
Operating and finance lease liabilities	$57	$59
Accrued compensation	60	48
Accrued expenses	28	31
Net operating loss carryforwards	28	26
Contingent consideration and compensation liabilities	13	10
Capital loss carryforwards	54	47
Credits	38	36
Reserves and allowances	6	10
Other	14	16
Gross deferred tax assets	298	283
Valuation allowance	(114)	(100)
Net deferred tax assets	$184	$183

Deferred tax liabilities:
Depreciation on fixed assets	$42	$51
Goodwill	23	3
Amortization on identified intangible assets	165	203
Operating lease right of use assets	56	59
Derivatives	1	9
Deferred payments	4	4
Pension and post-retirement obligations	11	82
Other	2	4
Gross deferred tax liabilities	$304	$415

Net deferred tax liabilities	$(120)	$(232)
Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. Deferred tax assets must be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if a valuation allowance is required. As of December 31, 2023 and 2022, valuation allowances of $114 and $100 were recorded against certain deferred tax assets of the Company’s foreign subsidiaries.
As of December 31, 2023, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $0, $19, and $114, respectively. The state net operating loss carryforwards have carryforward periods of five to twenty years and begin to expire in 2029. The foreign net operating loss carryforwards generally have carryback periods of three years, carryforward periods of twenty years, or that are indefinite, and begin to expire in 2024.
As of December 31, 2023, there were approximately $292 of accumulated undistributed earnings of subsidiaries outside of the United States, all of which are considered to be indefinitely reinvested. Due to the complexity of the legal entity structure, the number of legal entities and jurisdictions involved, and the complexity of the laws and regulations, the Company believes it is not practicable to estimate the amount of additional taxes which may be payable upon distribution of these undistributed earnings. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes on permanently reinvested earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended December 31,
	2023	2022	2021
Gross unrecognized tax benefits at the beginning of the year	$8	$2	$3
Additions for tax positions taken in a prior period (including acquired uncertain tax positions)	—	7	—
Reductions for tax positions taken in a prior period (including acquired uncertain tax positions)	(1)	—	(1)
Additions for tax positions taken in the current period	1	1	—
Reductions for tax positions taken in current period	—	—	—
Reductions for tax positions due to lapse in statue of limitations	(1)	—	—
Foreign currency translation adjustments	—	(2)	—
Gross unrecognized tax benefits as of the end of the year	$7	$8	$2
The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities on the consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations. The Company had $2 and $2 of accrued gross interest and penalties as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company did not recognize net interest expense.
If all of the Company’s unrecognized tax benefits as of December 31, 2023 were recognized, $9 would impact the Company’s effective tax rate. The Company does not expect any unrecognized tax benefits to expire in the next twelve months due to lapses in the statute of limitations.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. As of December 31, 2023, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2014. There are various other audits in state and foreign jurisdictions. No adjustments have been proposed and the Company does not expect the results of the audits to have a material impact on the consolidated financial statements.
NOTE 15. EMPLOYEE BENEFIT PLANS
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
During the year ended December 31, 2023, the Company recognized $5 of expense, and issued 975,255 shares of the Company's common stock at a weighted-average price per share of $14.51 related to the ESPP. As of December 31, 2023, the Company accrued a liability of $6, which has been recorded as accrued salaries and wages in the consolidated balance sheets, for 264,603 shares of the Company's common stock that were issued to employees in January 2024. As of December 31, 2023, there were approximately 6,012,500 shares reserved for future issuance under the ESPP.
401(k) plans
The Company has 401(k) plans that provide for annual contributions not to exceed the maximum amount allowed by the Internal Revenue Code. The plans are qualified and cover employees meeting certain eligibility requirements who are not covered by collective bargaining agreements. The amounts contributed each year are discretionary and are determined annually by management.
The Company recognized $13, $12, and $11, in 401(k) expense during the years ended December 31, 2023, 2022, and 2021, respectively.
Defined benefit pension plans
The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants and frozen for accrual of future service. Refer to Note 16 - "Pension" for more information on these plans.
Post-retirement benefit plans
As part of the Chubb Acquisition, the Company assumed an unfunded post-retirement benefit plan that provides life benefits to certain eligible retirees in Canada. As of December 31, 2023, the benefit obligation was $2. The PBO discount rate was 4.8% at December 31, 2023.
Benefit payments, including amounts to be paid from corporate assets and reflecting expected future service, as appropriate, are expected to be less than $1 for 2024 through 2028 and thereafter.
Profit sharing plans
The Company has a trustee-administered, profit sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors, which may be settled in shares of the Company's common stock or in cash. In connection with these plans, the Company recognized $19, $15, and $15 in expense for shares distributed to eligible employees during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, the Company accrued a liability of $19 and $16, respectively, which has been recorded as accrued salaries and wages in the consolidated balance sheets for shares of the Company's common stock. The liability accrued as of December 31, 2022 was settled in common stock during the year ended December 31, 2023.
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

The Company believes that certain of the MEPPs in which the Company participates may have underfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPPs current financial situation, the Company is unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether the Company’s participation in these MEPPs could have a material adverse impact on the Company’s consolidated financial position, results of operations, or liquidity. The Company did not record any withdrawal liability for the years ended December 31, 2023, 2022, and 2021.
The Company’s participation in MEPPs for the year ended December 31, 2023, is outlined in the table below. The EIN/PN column provides the Employer Identification Number ("EIN") and the three-digit plan number ("PN"). The most recent PPA zone status available for 2023, 2022 and 2021 is for the plan year ends, as indicated below. The zone status is based on information that the Company received from the plans and is certified by the plans’ actuaries. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The FIP/RP status pending/implemented column indicates plans for which an FIP or an RP either is pending or has been implemented. In addition, the Company may be subject to a surcharge if the Plan is in the red zone. The Surcharge imposed column indicates whether a surcharge has been imposed on contributions to the Plan. The last column lists the expiration date(s) of the collective bargaining agreement(s) to which the plans are subject.

Pension Fund	EIN/PN	Plan Year-End	PPA Zone Status(1)			FIP/RP Status Pending/ Implement	Contributions			More Than 5%(2)	Surcharge Imposed	Expiration Date of CBA
			December 31				(in millions)
			2023	2022	2021		2023 (3)	2022 (3)	2021 (3)
National Automatic Sprinkler Industry Pension Fund	52-6054620-001	12/31/2022	Green	Green	Green	No	32	30	26	Yes	No	3/31/2025
Twin City Pipe Trades Pension Plan	41-6131800-001	4/30/2023	Green	Green	Green	No	11	10	9	Yes	No	4/30/2024
National Electrical Benefit Fund	53-0181657-001	12/31/2022	Green	Green	Green	No	8	8	6	No	No	3/31/2025
Boilermaker-Blacksmith National Pension Trust	48-6168020-001	12/31/2022	Green	Yellow	Yellow	No	6	5	6	No	No	12/31/2025
Sheet Metal Workers' National Pension Fund	52-6112463-001	12/31/2022	Green	Yellow	Yellow	No	6	6	6	No	No	4/30/2025
Heavy And General Laborers Local Unions 472 And 172 Of New Jersey Pension Fund (4)	22-6032103-001	3/31/2022	Green	Green	Green	No	5	5	6	Yes	No	2/29/2024
Central Pension Fund Of The IUOE & Participating Employers	36-6052390-001	1/31/2023	Green	Green	Green	No	4	3	3	No	No	5/31/2026
United Association National Pension Fund	52-6152779-001	6/30/2022	Green	Yellow	Yellow	No	3	4	4	No	No	6/1/2024
Building Trades United Pension Trust Fund Milwaukee And Vicinity	51-6049409-001	5/31/2023	Green	Green	Green	No	2	2	2	No	No	5/31/2026
Minnesota Laborers Pension Fund	41-6159599-001	12/31/2022	Green	Green	Green	No	2	2	2	No	No	4/30/2026
Twin City Carpenters And Joiners Pension Fund	41-6043137-001	12/31/2022	Green	Green	Yellow	No	2	1	—	No	No	4/30/2024
Sheet Metal Workers' Local 10 Pension Fund	41-1562581-001	12/31/2022	Green	Green	Green	No	2	3	3	Yes	No	4/30/2024
Total other							17	20	22
Total							$100	$99	$95
(1)The zone status represents the most recent available information for the respective MEPP, which may be 2022 or earlier for the 2023 year and 2021 or earlier for the 2022 year.
(2)This information was obtained from the respective plan’s Form 5500 (Forms) for the most current available filing. These dates may not correspond with the Company’s fiscal year contributions. The above-noted percentages of contributions are based upon disclosures contained in the plans’ Forms. Those Forms, among other things, disclose the names of individual participating employers whose annual contributions account for more than 5% of the aggregate annual amount contributed by all participating employers for a plan year. Accordingly, if the annual contribution of two or more of the Company’s subsidiaries each accounted for less than 5% of such contributions, but in the aggregate accounted for in excess of 5% of such contributions, that greater percentage is not available and accordingly is not disclosed.
(3)2023, 2022, and 2021 periods represent the years ended December 31, 2023, 2022, and 2021.
(4)Subsequent to December 31, 2023, this agreement was renewed until February 2027.
The nature and diversity of the Company’s business may result in volatility in the amount of its contributions to a particular MEPP for any given period. That is because, in any given market, the Company could be working on a significant project and/or projects, which could result in an increase in its direct labor force and a corresponding increase in its contributions to the MEPP(s) dictated by the applicable CBA. When that particular project(s) finishes and is not replaced, the number of participants in the MEPP(s) who are employed by the Company would also decrease, as would its level of contributions to the particular MEPP(s). Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require, at a particular time, an increase in the contribution rate and/or surcharges. During the year ended December 31, 2023, the Company’s contributions to various MEPP(s) did not significantly increase as a result of acquisitions.
NOTE 16. PENSION
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
During 2023, an annuity purchase transaction, commonly known as a “buy-in”, was executed for the two pension plans in the United Kingdom. Under the terms of the insurance contracts, which were issued by a third-party insurance company with no affiliation to the Company, all pension obligations will be funded by the insurer’s annuity payments, but the plans still retain full legal responsibility to pay the benefits to plan participants using the insurance payments. As the plans maintain full legal responsibility, with the insurance contracts being assets of the plans, settlement accounting has not been applied. Given the funded status of the plans, the Company does not expect any future contributions to be required.

	December 31,
	2023	2022
Projected benefit obligation ("PBO") funded status
Fair value of plan assets	$1,650	1,617
Benefit obligations	(1,588)	(1,262)
Funded status of plans	$62	$355

	December 31,
	2023	2022
Change in benefit obligation
Beginning balance	$1,262	$—
Acquisition	—	2,041
Service cost	4	7
Interest cost	62	32
Plan participants' contributions	1	1
Actuarial loss (gain)	284	(531)
Benefits paid	(89)	(92)
Settlements	(4)	(13)
Currency impact	68	(183)
Ending balance	$1,588	$1,262

Change in plan assets
Beginning balance	$1,617	$—
Acquisition	—	2,615
Employer contributions	4	34
Plan participants' contributions	1	1
Benefits paid	(89)	(92)
Actual return on assets	40	(687)
Settlements	(4)	(13)
Currency impact	81	(241)
Ending balance	$1,650	$1,617
Supplemental consolidated balance sheets information related to pension is as follows:

	December 31,
	2023	2022
Pension and post-retirement assets	$111	$392
Other accrued liabilities	(1)	(1)
Other noncurrent liabilities	(48)	(36)
Net amount recognized	$62	$355
Information for pension plans with accumulated benefit obligations in excess of plan assets:

	December 31,
	2023	2022
PBO	$64	$54
Accumulated benefit obligation	53	44
Fair value of plan assets	15	18

Information for pension plans with projected benefit obligations in excess of plan assets:

	December 31,
	2023	2022
PBO	$69	$60
Accumulated benefit obligation	58	49
Fair value of plan assets	20	23
The components of the net periodic pension benefit for the defined benefit pension plans are as follows:

	December 31,
	2023	2022
Service cost	$4	$7
Interest cost	62	32
Expected return on plan assets	(79)	(74)
Amortization of net loss	4	—
Cost of Settlement	1	—
Net periodic pension benefit	$(8)	$(35)
Major assumptions used in determining the benefit obligation and net periodic benefit cost for pension plans are presented in the following table as weighted averages:

	Year Ended December 31,
	2023		2022
	Benefit Obligation	Net Periodic Benefit Cost	Benefit Obligation	Net Periodic Benefit Cost
Discount rates:
PBO	4.0%	4.9%	4.9%	1.9%
Interest cost	—%	5.0%	—%	1.7%
Service cost	—%	4.6%	—%	2.2%
Salary scale	3.1%	3.0%	3.0%	2.9%
Expected return on plan assets	—%	4.9%	—%	3.1%
The discount rate assumptions are developed using a bond yield curve constructed from a population of high-quality, non-callable, corporate bond issues with maturities ranging from six months to nineteen years. A discount rate is estimated for, and is based on, the durations of the underlying plans.
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
Non-U.S. pension plan assets are typically managed by decentralized fiduciary committees. The disclosure below of asset categories is presented in aggregate for 12 defined benefit plans in 7 countries; however, there is variation in asset allocation policy from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country. Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary. The Company has no significant concentration of risk in the assets of its pension plans, other than the insurance contract assets, which are held with a single insurance company and subject to the insurance company’s ability to meet its payment obligations under the contracts.

The allocation of the pension plan assets are presented in the following table as weighted averages:

	Year Ended December 31,
	2023		2022
	Target Asset Allocation Percentage	Percentage of Plan Assets	Target Asset Allocation Percentage	Percentage of Plan Assets
Equity securities	3.8%	3.7%	3.8%	3.8%
Debt securities	4.4%	4.5%	82.2%	76.1%
Real estate	0.6%	0.6%	0.6%	0.8%
Other [1]	91.2%	91.2%	13.4%	19.3%
Total	100.0%	100.0%	100.0%	100.0%
(1)Other includes insurance contracts.

The fair values of the pension plan assets by asset category are as follows:

Asset Category	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Not Subject to Leveling [1]	Total
Equities:
Global equity funds	$—	$79	$—	$—	$79
Insurance contracts	—	—	1,383	—	1,383
Fixed income securities:
Governments	—	93	—	—	93
Corporate bonds	—	4	—	—	4
Global fixed income at net asset value	—	63	—	—	63
Real Estate	—	1	—	—	1
Other [2]	—	—	—	8	8
Cash & cash equivalents [3]	19	—	—	—	19
Subtotal	$19	$240	$1,383	$8	$1,650
Other assets & liabilities [4]					—
Total at December 31, 2023					$1,650

Asset Category	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Not Subject to Leveling [1]	Total
Equities:
Global equity funds	$—	$326	$—	$12	$338
Fixed income securities:
Governments	—	762	—	—	762
Corporate bonds	—	415	—	—	415
Global fixed income at net asset value	—	50	—	—	50
Real estate [5]	—	11	—	—	11
Other [2]	—	1	—	4	5
Cash & cash equivalents [3]	16	20	—	—	36
Subtotal	$16	$1,585	$—	$16	$1,617
Other assets & liabilities [4]					—
Total at December 31, 2022					$1,617
(1)In accordance with ASU 2015-07, Fair Value Measurement (Topic 820), certain investments that are measured at fair value using net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented for the total pension assets.
(2)Represents various contracts and global risk balanced commingled funds consisting mainly of equity, bonds, and some commodities.
(3)Represents short-term commercial paper, bonds, and other cash or cash-like investments.
(4)Represents trust receivables and payables that are not leveled.
(5)Represents investments in real estate, including commingled funds and directly held properties.

The insurance contracts were initially valued by taking the initial purchase price for the buy-in contract and using this to assess an assumed pricing basis. This pricing basis is then adjusted over time to reflect broad changes in insurers’ pricing methodologies under different prevailing market conditions, using third party actuarial guidance as to typical insurer pricing based on similar transactions.
The table below presents a reconciliation of the fair value of the Company’s pension assets that use significant unobservable inputs (Level 3):

Year Ended December 31,
2023
Balance at the beginning of the year	$—
Purchase of insurance contracts	1,422
Return on assets	(27)
Payments from insurance policy	(12)
Balance at the end of the year	$1,383
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
The Company made total contributions of approximately $4 to the global defined benefit pension plans in 2023. Contributions do not reflect benefits to be paid directly from corporate assets. The Company estimates contributions to be made to its pension plans will approximate $7 in 2024.
Benefit payments, including amounts to be paid from the plans and corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $98 in 2024, $98 in 2025, $98 in 2026, $102 in 2027, $105 in 2028, and $508 from 2029 through 2032.
NOTE 17. RELATED-PARTY TRANSACTIONS
The Company incurred advisory fees of $4 during both the years ended December 31, 2023 and 2022, in each case payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors. In addition, dividends for Series A Preferred Stock were declared as of December 31, 2023 and December 31, 2021 settled in 7,944,104 shares and 7,539,697 shares issued during January 2024 and January 2022, respectively. The shares were issued to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company's Board of Directors.

During 2022, the Company issued and sold 800,000 shares of the Company’s 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $800. Of the 800,000 shares issued and sold, 200,000 shares were sold to Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), which is the aggregate owner of more than 5% of the Company's outstanding stock, for an aggregate purchase price of $200. During the year-ended December 31, 2023, the Company declared dividends of

421,364 shares of common stock on the Series B Preferred Stock held by Viking Purchasers, with 337,103 shares issued in 2023, and 84,261 shares issued in January 2024. In 2022, the Company declared dividends of 632,379 shares of common stock on the Series B Preferred Stock held by the Viking Purchasers, with 486,234 shares issued in 2022, and 146,145 shares issued in January 2023.
The Company has entered into sales contracts with Royal Oak Enterprises, an entity controlled by the co-chair of the Company's Board of Directors, and recorded $3 in net revenues for the year ended December 31, 2023.
From time to time, the Company also enters into other immaterial related-party transactions.
NOTE 18. CONTINGENCIES
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
The outstanding liability for these obligations was $17 and $16, and was included in other noncurrent liabilities as of December 31, 2023 and 2022, respectively.
NOTE 19. SHAREHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
Shareholders' equity
Series A Preferred Stock
The Company has 4,000,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2023 ("Series A Preferred Stock"). The Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis on the last day of 2026.
The holders of the Series A Preferred Stock are entitled to receive an annual dividend in the form of common shares or cash, at the Company’s sole option (for which the Company settled in shares subsequent to year end) based on the increase in the market price of the Company’s common stock (the "Annual Dividend Amount"). The Annual Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 141,194,638 shares. As of December 31, 2023, an annual dividend was calculated based on the appreciation of the Company’s share price of $33.9465 over the highest price previously used in calculating the Annual Dividend Amount of $24.3968.
The annual dividend declared as of December 31, 2023 was settled in shares and the Company issued 7,944,104 common shares to the holders of the Series A Preferred Stock in January 2024. As of December 31, 2022, an annual dividend was not declared as the volume-weighted average market price per share of the Company's common shares for the last ten trading days of the calendar year was not above the highest previously used dividend price of $24.3968.
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

Stock repurchases
The Company is authorized to purchase up to an aggregate of $250 of shares of the Company’s common stock pursuant to the stock repurchase program ("SRP"), which will expire on February 29, 2024 unless otherwise modified or terminated by the Company's Board of Directors. The SRP authorizes open market, private, and accelerated transactions. During the twelve months ended December 31, 2023 and 2022, the Company repurchased 1,626,493 and 2,505,723 shares of common stock for approximately $41 and $44, respectively. As of December 31, 2023, the Company had approximately $165 of authorized repurchases remaining under the SRP.
Redeemable Convertible Preferred Stock
Series B Preferred Stock
During 2022, the Company authorized, issued and sold, for an aggregate purchase price of $800, 800,000 shares of the Company’s 5.5% Series B Preferred Stock, par value $0.0001 per share. The holders of the Series B Preferred Stock are entitled to dividends at the rate of 5.5% per annum, payable in cash or the Company’s common stock, at the Company's election. The Series B Preferred Stock ranks senior to the Company's common stock and Series A Preferred Stock with respect to dividend rights and rights upon the voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company. The Series B Preferred Stock is classified as redeemable convertible preferred stock on the consolidated balance sheets due to a provision that a change in control or de-listing of the Company could require the Company to redeem the Series B Preferred Stock for cash at the election of the holder.
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
The Company declared and issued Series B Preferred Stock dividends of $33 or 1,348,420 shares of common stock and $33 or 1,944,939 shares of common stock during the years ended December 31, 2023 and 2022, respectively. The Company declared a Series B Preferred Stock dividend of $11 or 337,044 shares of common stock in December 2023 and $11 or 584,584 shares of common stock in December 2022 and issued the shares in January 2024 and January 2023, respectively. If regular dividends are to be paid in shares of common stock, then each holder shall be entitled to receive such number of whole shares of common stock as is determined by dividing the pro rata amount of regular dividends to which a holder is entitled by the average price per share of common stock over the dividend determination period from dividend notice until the payment date.
NOTE 20. SHARE-BASED COMPENSATION
The Company maintains a 2019 Equity Incentive Plan (the “2019 Plan”), which allows for grants of share-based awards.
At December 31, 2023, there were 12,625,337 share-based awards collectively available for grant under the 2019 Plan. The 2019 Plan generally provides for awards to vest no earlier than one year from the date of grant, although most awards entitle the recipient to common shares if specified market or performance conditions are achieved, if applicable, and vest over a minimum of three years. The share-based awards granted to employees include stock options and restricted stock units, as follows:

Stock Options
In 2017 upon its initial public offering, the Company issued 162,500 nonqualified stock options to independent, non-executive directors at exercise price of $11.50 per share with contractual terms of five years from the date of the acquisition of APi Group (the "APi Acquisition"), October 1, 2019. These stock options were performance based and vested on the consummation of the APi Acquisition. The Company has not granted stock options since 2017.
The following table summarizes the changes in the number of common shares underlying options for 2023 (shares in whole numbers and per share values in whole dollars):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	162,500	$11.50	2.8	1.0
Exercised	(37,500)	11.50
Outstanding at December 31, 2022	125,000	$11.50	1.8	1.0
Exercised	—	—
Outstanding at December 31, 2023	125,000	$11.50	0.8	3.0
Exercisable at December 31, 2023	125,000	$11.50	0.8	3.0
Restricted Stock Units
The Company has issued Time-Based Restricted Stock Units ("RSUs"), Performance-Based Restricted Stock Units with EBITDA-based performance conditions (“PSUs”), and Performance-Based Restricted Stock Units with share-price targets ("MSUs"), which are independent of stock option grants and all generally subject to forfeiture if employment terminates prior to vesting. Forfeitures are estimated and recorded using historical forfeiture rates. During the year ended December 31, 2023, the Company has outstanding RSUs, PSUs, and MSUs, detailed below (shares in whole numbers and per share values in whole dollars).
Time-Based Restricted Stock Units
The RSUs entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year service period from date of grant. The time-based RSUs granted to the Company’s directors vest at the end of the anniversary date of their grant date.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2021	761,126	$13.23	1.2
Granted	509,748	19.41
Vested	(466,235)	12.48
Forfeited	(77,006)	14.11
Outstanding at December 31, 2022	727,633	$17.95	0.9
Granted	631,227	23.60
Vested	(387,942)	16.16
Forfeited	(66,574)	23.12
Outstanding at December 31, 2023	904,344	$22.28	1.0
Expected to vest at December 31, 2023	870,579	$22.25	1.0

EBITDA Performance-Based Restricted Stock Units
The PSUs entitle recipients to shares of the Company's common stock if specified performance conditions are achieved. During the year ended December 31, 2023, the Company approved and granted PSUs with EBITDA-based financial performance conditions. PSUs vest, if at all, following a three-year performance period. If the performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

	Performance- Based Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2021	552,329	19.12	2.0
Granted	542,223	20.77
Forfeited	(102,293)	19.50
Change in units based on performance expectations	(133,902)	19.50
Outstanding at December 31, 2022	858,357	20.06	1.5
Granted	573,070	23.42
Forfeited	(139,275)	20.97
Change in units based on performance expectations	359,868	20.97
Outstanding at December 31, 2023	1,652,020	$21.35	1.0
Expected to vest at December 31, 2023	1,588,512	$21.28	1.0
Market-Based Performance Restricted Stock Units
The MSUs entitle the recipient to shares of the Company's common stock if specified market conditions are achieved. During 2022, the Company approved and granted MSUs with certain share-price targets. The MSUs will vest 100% on March 9, 2025, the third anniversary of the grant date, as the performance condition was satisfied during the year ended December 31, 2023.

	Market-Based Performance Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2021	—	$—
Granted	444,926	16.31
Forfeited	(6,746)	2.51
Outstanding at December 31, 2022	438,180	$16.19	2.2
Forfeited	(24,819)	1.76
Outstanding at December 31, 2023	413,361	$17.06	1.2
Expected to vest at December 31, 2023	362,051	$17.06	1.2

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
The Company recognized $24 and $14 of compensation expense during the years ended December 31, 2023 and 2022, respectively, for the RSUs, PSUs, and MSUs in total. Total unrecognized compensation related to unvested RSUs, PSUs, and MSUs as of December 31, 2023 was approximately $16, which is expected to be recognized over a weighted average period of approximately 1.0 year, 1.0 year, and 1.2 years, respectively. The Company's actual tax benefits realized from the tax deductions related to the vesting of RSUs was $1 during both the years ended December 31, 2023 and 2022.
NOTE 21. EARNINGS (LOSS) PER SHARE
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
The following table sets forth the computation of earnings per common share using the two-class method. The dilutive effect of outstanding Series A Preferred Stock, Series B Preferred Stock, the Series A Preferred Stock dividend, and the Series B Preferred Stock dividend is reflected in diluted EPS using the if-converted method and options, RSUs, PSUs and MSUs are reflected using the treasury stock method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Series A Preferred Stock, Series B Preferred Stock, RSUs, PSUs, MSUs, and stock options are anti-dilutive. (amounts in millions, except share and per share amounts):

	For the Years Ended December 31,
	2023	2022
Basic earnings (loss) per common share:
Net income	$153	$73
Less income allocable to Series A Preferred Stock	—	(3)
Less stock dividend attributable to Series A Preferred Stock	(270)	—
Less income allocable to Series B Preferred Stock	—	(3)
Less stock dividend attributable to Series B Preferred Stock	(44)	(44)
Net (loss) income attributable to common shareholders	$(161)	$23

Weighted average shares outstanding - basic	235,136,849	233,201,569
(Loss) income per common share - basic	$(0.68)	$0.10

Diluted earnings (loss) per common share:
Net income	$153	$73
Less income allocable to Series A Preferred Stock	—	(3)
Less stock dividend attributable to Series A Preferred Stock	(270)	—
Less stock dividend attributable to Series B Preferred Stock	(44)	(44)
Net (loss) income attributable to common shareholders - diluted	$(161)	$26

Weighted average shares outstanding - diluted	235,136,849	233,201,569
Dilutive securities: (1)
RSUs, warrants, and stock options	—	359,178
Shares issuable upon conversion of Series B Preferred Shares	—	32,520,000
Weighted average shares outstanding - diluted	235,136,849	266,080,747
(Loss) income per common share - diluted	$(0.68)	$0.10
(1)The following items were excluded from the calculation of diluted shares as their inclusion would be anti-dilutive:
a.For the years ended December 31, 2023 and 2022, 4,000,000 shares of Series A Preferred Stock, which are convertible to the same number of common shares.
b.For the year ended December 31, 2023, 800,000 shares of Series B Preferred Stock which are convertible to 32,520,000 shares of common stock.
c.For the year ended December 31, 2023, 125,000 stock options to purchase the same number of common shares.
d.For the year ended December 31, 2023, 7,944,104 common share equivalents, which represent the dividend that the Series A Preferred Stock holders are entitled to receive. (See additional description in Note 19 - "Shareholders' Equity and Redeemable Convertible Preferred Stock")
e.For the year ended December 31, 2023, 904,344 RSUs, 1,652,020 PSUs, and 413,361 MSUs.
NOTE 22. SEGMENT INFORMATION
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
Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income (loss) to EBITDA:

	For the Year Ended December 31, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$4,871	$2,079	$(22)	$6,928
EBITDA Reconciliation
Operating income (loss)	$396	$108	$(145)	$359
Plus:
Investment income and other, net	3	9	1	13
Non-service pension benefit	12	—	—	12
Loss on extinguishment of debt, net	—	—	(7)	(7)
Depreciation	27	49	3	79
Amortization	169	51	4	224
EBITDA	$607	$217	$(144)	$680
Total assets	$5,795	$1,214	$581	$7,590
Capital expenditures	25	48	13	86

	For the Year Ended December 31, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$4,575	$2,030	$(47)	$6,558
EBITDA Reconciliation
Operating income (loss)	$256	$97	$(191)	$162
Plus:
Investment income and other, net	1	7	1	9
Non-service pension benefit	42	—	—	42
Gain on extinguishment of debt, net	—	—	5	5
Depreciation	26	46	5	77
Amortization	167	56	4	227
EBITDA	$492	$206	$(176)	$522
Total assets	$6,029	$1,281	$781	$8,091
Capital expenditures	25	49	5	79

	For the Year Ended December 31, 2021
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$2,080	$1,907	$(47)	$3,940
EBITDA Reconciliation
Operating income (loss)	$207	$78	$(149)	$136
Plus:
Investment income and other, net	6	9	(3)	12
Loss on extinguishment of debt, net	—	—	(9)	(9)
Depreciation	8	61	6	75
Amortization	66	57	4	127
EBITDA	$287	$205	$(151)	$341
Total assets	$2,170	$1,299	$1,690	$5,159
Capital expenditures	6	48	1	55
NOTE 23. SUBSEQUENT EVENTS
On February 28, 2024, the Company entered into a Conversion and Repurchase Agreement with Juno Lower Holdings L.P. ("Juno Lower Holdings"), FD Juno Holdings L.P. ("FD Juno Holdings", and together with Juno Lower Holdings, "Blackstone"), Viking Global Equities Master Ltd. ("VGEM") and Viking Global Equities II L.P. (VGE II, and collectively with VGEM, "Viking" and collectively with the Blackstone, the "Series B Holders") pursuant to which Blackstone and Viking agreed to convert all of the outstanding shares of the Series B Preferred Stock that they hold, which represents all of the Series B Preferred Stock outstanding. The transactions contemplated by the agreement were also consummated on February 28, 2024.

Under the terms of the agreement, (i) the Series B Holders each agreed to exercise their respective right to convert all of their Series B Preferred Stock into common stock, resulting in a total of 800,000 shares of Series B Preferred Stock being converted into approximately 32,803,519 shares of common stock of the Company (inclusive of approximately 283,196 shares attributable to accrued and unpaid dividends thereon (the "Conversion Shares") and (ii) upon issuance of the Conversion Shares, the Company agreed to immediately repurchase one-half of the Conversion Shares, on a pro rata basis, from the Series B Holders for an aggregate purchase price of $600.

The repurchase price was financed by (i) an incremental term facility of $300 funded exclusively by Blackstone in the amount of $225 and Viking in the amount of $75 and (ii) cash and available credit from the balance sheet.

As a result of the consummation of the transactions, all dividends and distributions have ceased to accrue on the Series B Preferred Stock, which have been converted and cancelled, the repurchased Conversion Shares are no longer deemed to be outstanding, and all rights of Blackstone and Viking with respect to the Series B Preferred Stock and the repurchased Conversion Shares have been terminated.

David S. Blitzer resigned as a Director of the Company immediately prior to the execution of the Conversion and Repurchase Agreement related to the Series B Preferred Shares.

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

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of December 31, 2023 due to the material weaknesses in internal control over financial reporting described below.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses in internal control over financial reporting identified and further described below.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management's assessment identified the following material weakness in the Company's internal control over financial reporting:

•The Company did not have adequate user access controls specific to segregation of duties in the Company’s change management process in certain information technology systems of the Chubb fire and security business that was acquired in 2022, which resulted from ineffective risk assessment. As a result, process level automated and manual controls that are dependent on the completeness and accuracy of information derived from the affected systems across all financial reporting processes were also considered ineffective because they could have been adversely impacted.

•The Company did not have adequate controls to ensure the completeness and accuracy of time keeping and service order information used in the financial reporting processes of certain businesses that is processed and hosted by a third-party service organization. The Company did not have an effective risk assessment process to identify and assess the risks of misstatement associated with the third-party service organization processing and hosting of related data on behalf of the Company. As a result, process level automated and manual controls that are dependent on the completeness and accuracy of information related to revenue and cost of revenues and derived from the affected systems were also considered ineffective because they could have been adversely impacted.

The control deficiencies did not result in material misstatements identified in the preparation of consolidated financial statements as of and for the year ended December 31, 2023. However, these control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not have been prevented or detected on a timely basis.

KPMG LLP, the Company’s independent registered public accounting firm, has audited our consolidated financial statements included in this report, and has also issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, which is included elsewhere in this Form 10-K.

2023 Remediation Activities

In its 2022 Item 9A filed on Form 10-K, management identified material weaknesses over user access controls related to an information technology system resulting from insufficient risk assessment and ineffective operation of process level controls over revenue recognition resulting from insufficient training. Management, through the below remediation activities, were able to successfully remediate the previously communicated material weaknesses in existence as of December 31, 2022.

The Company performed the following remediation activities in 2023 in relation to the legacy businesses:

a.We conducted additional training with control owners and reviewers within operations and finance with a specific focus on sufficient documentation and evidence in the execution of the controls;
b.We conducted an evaluation of ITGCs and related policies, with a focus on risk assessment procedures and controls related to access to IT systems and implemented an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes.

As a result of the remediation activities during 2023, we remediated the prior year material weaknesses within our legacy business.

Remediation Plan of Newly Identified Material Weakness

While management was successful in completing its multi-year remediation of prior year material weaknesses within the legacy business, the establishment of internal controls over financial reporting at certain subsidiaries of the recently acquired Chubb Fire & Security business and the inability of a third-party service organization to provide a service auditors’ report led to the identification of new material weaknesses. We will continue to strengthen our internal control over financial reporting and are committed to ensuring that such controls are operating effectively. We are implementing process and control improvements to address the above material weaknesses identified in 2023 as follows:

•We will implement third-party software designed to identify segregation of duties conflicts based on established roles and responsibilities;

•We will conduct an analysis of conflict reports derived by the third party software and document mitigation where established controls exist and operate effectively or create newly designed controls to mitigate those conflicts where such controls do not exist;

•We generally require our third-party service organizations to provide a SOC 1, Type 2 report to us. However, if a SOC1, Type 2 report is not available, we will evaluate the third-party’s relevant systems and compare other available options. If no other options exist, Management will design and implement process level controls to ensure information used in our financial reporting process is complete and accurate.

The material weaknesses in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls will be met, and no evaluation of controls can provide absolute assurance that all control deficiencies or material weaknesses have been or will be detected. There is no assurance that the remediation will be fully effective. As described above, the material weakness has not been remediated as of the filing date of this Annual Report. If these remediation efforts do not prove effective and control deficiencies and material weaknesses persist or occur in the future, the accuracy and timing of our financial reporting may be adversely affected.

Changes in Internal Control over Financial Reporting

Management, together with our CEO and CFO, evaluated the changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023.

Other than changes described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2023, Ian G.H. Ashken and James E. Lillie, each a director of the Company, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On November 29, 2023, Mr. Ashken adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company's common stock (a "Rule 10b5-1 Trading Plan") that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Ashken’s Rule 10b5-1 Trading Plan provides for the sale of up to 450,000 shares of our common stock pursuant to one or more limit orders until September 13, 2024, or earlier if all transactions under the trading arrangement are completed.
On November 29, 2023, Mr. Lillie adopted a Rule 10b5-1 Trading Plan for the sale of the Company's common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Lillie’s Rule 10b5-1 Trading Plan provides for the sale of up to 375,000 shares of our common stock pursuant to one or more limit orders until September 13, 2024, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended December 31, 2023.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on executive officers required by this item is incorporated by reference from "Executive Officers" in Part I of this Annual Report on Form 10-K. Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed no later than 120 days after December 31, 2023 (the "Definitive Proxy Statement").
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
Equity Compensation Plan Information
The following table provides information about the Company's equity compensation plans under which the Company's equity securities are authorized for issuance as of December 31, 2023.

	As of December 31, 2023
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders
2019 Plan (1)	2,969,725	$—		12,625,337
Equity compensation plans not approved by security holders
Director Stock Options (2)	125,000	11.50		—
Total	3,094,725	$0.46	(3)	12,625,337
(1)Included in the total number of securities in column (a) is 2,969,725 time-based restricted stock units, EBITDA performance-based restricted stock units, and market-based performance restricted stock units, which have no exercise price.
(2)Represents stock options previously issued in connection with its initial public offering to the Company's then non-founder directors.
(3)The weighted average exercise price of outstanding options, warrants, and rights (excluding time-based restricted stock units, EBITDA performance-based restricted stock units, and market-based performance restricted stock units) is $11.50.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this Form 10-K:

(a)(1) Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 50 through 104.

(a)(2) Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts.

(a)(3) Exhibits including those incorporated by reference – The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-K.

Exhibit Index

			Incorporated by Reference (File No. 001-39275)
Exhibit Number	Description	Form	Exhibit Number	Period Covered or Date of Filing

	Plans of Acquisition
2.1#	Stock Purchase Agreement by and between Carrier Global Corporation, Carrier Investments UK Limited, Chubb Limited and APi Group Corporation dated as of July 26, 2021	Form 8-K	2.1	July 30, 2021
2.2#	Amendment to Stock Purchase Agreement by and between Carrier Global Corporation, Carrier Investments UK Limited, Chubb Limited and APi Group Corporation dated as of January 3, 2022	Form 10-K	2.4	Year ended December 31, 2021

	Organizational Documents
3.1	Certificate of Incorporation of APi Group Corporation	Form S-4 (File No. 333-237553)	3.1	May 1, 2020

3.2	Certificate of Designation of 5.5% Series B Perpetual Convertible Preferred Stock, effective as of January 3, 2021	Form 8-K	3.1	January 3, 2022

3.3	Bylaws of APi Group Corporation Certificate of Incorporation of APi Group Corporation	Form S-4 (File No. 333-237553)	3.2	May 1, 2020

	Description of Securities and Indentures
4.1(a)	Description of Capital Stock.	Form 10-K	4.1	Year ended December 31, 2021

4.1(b)	Indenture, dated as of June 22, 2021, by and among APi Group Corporation, the guarantors party thereto and Computershare Trust Company, N.A.	Form 8-K	4.1	June 22, 2021

4.1(c)	Supplemental Indenture, dated as of April 1, 2022, among APi Group DE, Inc., APi Group Corporation, the guarantors party thereto and Computershare Trust Company, N.A.	Form 8-K	4.2	April 1, 2022

4.1(d)	Form of 4.125% Senior Note due 2029	Form 8-K	4.1	June 22, 2021

4.1(e)	Indenture, dated as of October 21, 2021, between APi Escrow Corp. and Computershare Trust Company, N.A.	Form 8-K	4.1	October 21, 2021

4.1(f)	Supplemental Indenture, dated as of January 3, 2022, among APi DE, the Company, the guaranteeing subsidiaries and Computershare Trust Company, N.A.	Form 8-K	4.2	January 3, 2022

4.1(g)	Form of 4.750% Senior Note due 2029	Form 8-K	4.1	October 21, 2021

	Management Contract or Compensatory Plan or Arrangement

10.1(a)†	APi Group Corporation 2019 Equity Incentive Plan	Form S-8 (File No. 333-238891)	10.1	June 3, 2020

10.1(b)†	Form of Restricted Stock Unit Agreement (Non-Employee Directors) – APi Group Corporation 2019 Equity Incentive Plan	Form S-4 (File No. 333-237553)	10.5	May 1, 2020

10.1(c)†	Form of Restricted Stock Unit Agreement (Employees) – APi Group Corporation 2019 Equity Incentive Plan	Form S-4 (File No. 333-237553)	10.6	May 1, 2020

10.1(d)†	Form of Restricted Stock Unit Agreement (Management – Time-Based Vesting) – APi Group Corporation 2019 Equity Incentive Plan.	Form 10-Q	10.18	Quarter ended March 31, 2021

10.1(e)†	Form of Restricted Stock Unit Agreement (Management – Performance-Based Vesting) – APi Group Corporation 2019 Equity Incentive Plan	Form 10-Q	10.19	Quarter ended March 31, 2021

10.2†	APi Group Corporation 2020 Employee Stock Purchase Plan	Form S-8 (File No. 333-238890)	10.1	June 3, 2020

10.3†	APi Group, Inc. Profit Sharing & 401(k) Plan, as amended	Form S-8 (File No. 333-254675)	10.1	March 25, 2021

10.4(a)†	Executive Employment Agreement, dated as of September 2, 2019, by and among APi Group, Inc., J2 Acquisition Limited and Russell Becker	Form S-4 (File No. 333-237553)	10.1	May 1, 2020

10.4(b)†	Employment Agreement, dated September 1, 2021, by and between APi Group Corporation and Kevin Krumm	Form 8-K	10.2	September 8, 2021

10.4(c)†	Offer Letter, dated January 13, 2022, between APi Group Corporation and Kristina Morton	Form 10-K	10.30	Year ended December 31, 2022

10.4(d)†	Offer Letter, dated June 23, 2022, between APi Group Corporation and Louis Lambert	Form 10-K	10.31	Year ended December 31, 2022

10.5†	Form of Amended and Restated Director and Officer Indemnification Agreement	Form S-4 (File No. 333-237553)	10.7	May 1, 2020

10.6†	Executive Officer Severance Policy	Form 10-K	10.29	Year ended December 31, 2022

10.7†	Form of Option Deeds	Form S-4 (File No. 333-237553)	10.12	May 1, 2020

	Financing and Credit Related Arrangements

10.8(a)	Credit Agreement, dated as of October 1, 2019, by and among APi Group DE, Inc., as borrower, J2 Acquisition Limited, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent	Form S-4 (File No. 333-237553)	10.8	May 1, 2020

10.8(b)	Amendment No. 1 to Credit Agreement, dated as of October 22, 2020, by and among APi Group DE, Inc., as borrower, APi Group Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent	Form 10-Q	10.14	Quarter ended September 30, 2020

10.8(c)	Amendment No. 2, dated December 16, 2021, among APi Group DE, Inc., APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders and letter of credit issuers from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent	Form 8-K	10.1	December 20, 2021

10.8(d)	Amendment No. 3 to Credit Agreement, dated as of May 19, 2023, by and among APi Group DE, Inc., as borrower, APi Group Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent	Form 10-Q	10.24	Quarter ended June 30, 2023

10.8(e)	Amendment No. 4, dated October 11, 2023, among APi DE, Inc., APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders and letter of credit issuers from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent	Form 8-K	10.1	October 13, 2023

10.8(f)	Amendment No. 5, dated February 28, 2024, APi DE, Inc., APi Group Corporation, the subsidiary guarantors from time to time party thereto, Citibank, N.A. as administrative agent and collateral agent, Juno Lower Holdings L.P., FD Juno Holdings L.P., Viking Global Equities Master Ltd. and Viking Global Equities II LP.	Form 8-K	10.2	February 28, 2024

10.8(g)	Pledge and Security Agreement, dated as of October 1, 2019, by and among APi Group DE, Inc., as borrower, J2 Acquisition Limited, the grantors from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent	Form S-4 (File No. 333-237553)	10.9	May 1, 2020

10.9	Securities Purchase Agreement by and among APi Group Corporation, BTO Juno Holdings L.P. and Blackstone Tactical Opportunities Fund – FD L.P. dated as of July 26, 2021	Form 8-K	10.1	July 30, 2021

10.10	Securities Purchase Agreement by and among APi Group Corporation, Viking Global Equities Master Ltd. and Viking Global Equities II LP dated as of July 26, 2021	Form 8-K	10.2	July 30, 2021

10.11	Conversion and Repurchase Agreement, dated February 28, 2024, by and among APi Group Corporation, Juno Lower Holdings L.P., FD Juno Holdings L.P., Viking Global Equities Master Ltd. and Viking Global Equities II LP.	Form 8-K	10.1	February 28, 2024

	Other Agreement

10.12(a)	Registration Rights Agreement, dated March 24, 2020, by and between APi Group Corporation and Viking Global Opportunities Liquid Portfolio Sub-Master LP	Form S-4 (File No. 333-237553)	10.13	May 1, 2020

10.12(b)	Registration Rights Agreement, dated January 3, 2022, by and among APi Group Corporation, Juno Lower Holdings L.P. and FD Juno Holdings L.P.	Form 8-K	10.4	January 3, 2022

10.12(c)	Registration Rights Agreement, dated January 3, 2022, by and among APi Group Corporation, Viking Global Equities Master Ltd. and Viking Global Equities II LP	Form 8-K	10.5	January 3, 2022

10.13	Advisory Services Agreement, dated October 1, 2019, by and between APi Group Corporation and Mariposa Capital, LLC	Form S-4 (File No. 333-237553)	10.10	May 1, 2020
	Other Exhibits

21.1*	List of subsidiaries of the registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification by Russell Becker, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Kevin Krumm, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Russell Becker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Kevin Krumm, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures

97.1*	APi Group Corporation Executive Officer Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________________
* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan or arrangement.
# The schedules to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a copy of any schedule omitted from the agreements to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

APi Group Corporation
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at beginning of period	Credit loss expense	Write-offs	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2023	$3	$3	$(1)	$5
Year ended December 31, 2022	3	4	(4)	3

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APi Group Corporation

Date: February 28, 2024	By:	/s/ Russell A. Becker
Russell A. Becker
President and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Russell A. Becker	President and Chief Executive Officer (principal executive officer)	February 28, 2024
Russell A. Becker

/s/ Kevin S. Krumm	Chief Financial Officer (principal financial officer)	February 28, 2024
Kevin S. Krumm

/s/ Sir Martin E. Franklin	Co-Chairman of the Board	February 28, 2024
Sir Martin E. Franklin

/s/ James E. Lillie	Co-Chairman of the Board	February 28, 2024
James E. Lillie

/s/ Ian G. H. Ashken	Director	February 28, 2024
Ian G. H. Ashken

/s/ Paula D. Loop	Director	February 28, 2024
Paula D. Loop

/s/ Anthony E. Malkin	Director	February 28, 2024
Anthony E. Malkin

/s/ Thomas V. Milroy	Director	February 28, 2024
Thomas V. Milroy

/s/ Cyrus D. Walker	Director	February 28, 2024
Cyrus D. Walker

/s/ Carrie A. Wheeler	Director	February 28, 2024
Carrie A. Wheeler