Form 10-Q
period 2024-03-31
APi Group Corp
filed 2024-05-02
CIK 1796209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 274,286,981 shares of common stock as of April 25, 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APi Group Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$247	$479
Accounts receivable, net of allowances of $5 and $5 at March 31, 2024 and December 31, 2023, respectively	1,256	1,395
Inventories	148	150
Contract assets	458	436
Prepaid expenses and other current assets	123	122
Total current assets	2,232	2,582

Property and equipment, net	375	385
Operating lease right of use assets	234	233
Goodwill	2,471	2,471
Intangible assets, net	1,549	1,620
Deferred tax assets	115	113
Pension and post-retirement assets	106	111
Other assets	110	75
Total assets	$7,192	$7,590

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$105	$5
Accounts payable	382	472
Contingent consideration and compensation liabilities	21	22
Accrued salaries and wages	241	363
Contract liabilities	542	526
Operating and finance leases	75	75
Other accrued liabilities	288	344
Total current liabilities	1,654	1,807

Long-term debt, less current portion	2,624	2,322
Pension and post-retirement obligations	48	50
Contingent consideration and compensation liabilities	17	11
Operating and finance leases	173	172
Deferred tax liabilities	236	233
Other noncurrent liabilities	139	127
Total liabilities	4,891	4,722

Commitments and contingencies (Note 14)

5.5% Series B Redeemable Convertible Preferred Stock, $0.0001 par value, 800,000 authorized shares, 0 and 800,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	797

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value, 500,000,000 authorized shares, 261,636,951 shares and 235,575,316 shares issued at March 31, 2024 and December 31, 2023, respectively (excluding 8,281,148 shares declared for stock dividend at December 31, 2023)	—	—
Additional paid-in capital	2,814	2,572
Retained earnings (accumulated deficit)	10	(11)
Accumulated other comprehensive loss	(523)	(490)
Total shareholders’ equity	2,301	2,071
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$7,192	$7,590

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net revenues	$1,601	$1,614
Cost of revenues	1,109	1,189
Gross profit	492	425
Selling, general, and administrative expenses	392	352
Operating income	100	73
Interest expense, net	34	37
Loss on extinguishment of debt, net	—	3
Investment expense (income) and other, net	3	(5)
Other expense, net	37	35
Income before income taxes	63	38
Income tax provision	18	12
Net income	$45	$26
Net (loss) income attributable to common shareholders:
Stock dividend on Series B Preferred Stock	$(7)	$(11)
Conversion of Series B Preferred Stock	(372)	—
Net (loss) income attributable to common shareholders	$(334)	$15
Net (loss) income per common share:
Basic	$(1.34)	$0.05
Diluted	(1.34)	0.05
Weighted average shares outstanding:
Basic	250	234
Diluted	250	267
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net income	$45	$26
Other comprehensive income:
Fair value change - derivatives, net of tax (expense) benefit of $(5), and $3, respectively	13	(13)
Foreign currency translation adjustment	(42)	14
Comprehensive income	$16	$27
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	4,000,000	$—	235,575,316	$—	$2,572	$(11)	$(490)	$2,071
Net income	—	—	—	—	—	45	—	45
Fair value change - derivatives	—	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	—	—	(42)	(42)
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Series A Preferred Stock dividend	—	—	7,944,104	—	—	—	—	—
Series B Preferred Stock dividend	—	—	620,240	—	7	(7)	—	—
Conversion of Series B Preferred Stock, net	—	—	16,260,163	—	214	(17)	—	197
Profit sharing plan contributions	—	—	510,319	—	18	—	—	18
Share-based compensation and other, net	—	—	726,809	—	3	—	—	3
Balance, March 31, 2024	4,000,000	$—	261,636,951	$—	$2,814	$10	$(523)	$2,301

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	4,000,000	$—	233,403,912	$—	$2,558	$(164)	$(267)	$2,127
Net income	—	—	—	—	—	26	—	26
Fair value change - derivatives	—	—	—	—	—	—	(13)	(13)
Foreign currency translation adjustment	—	—	—	—	—	—	14	14
Series B Preferred Stock dividend	—	—	1,082,877	—	—	—	—	—
Share repurchases	—	—	(541,316)	—	(12)	—	—	(12)
Profit sharing plan contributions	—	—	631,194	—	14	—	—	14
Share-based compensation and other, net	—	—	636,233	—	9	—	—	9
Balance, March 31, 2023	4,000,000	$—	235,212,900	$—	$2,569	$(138)	$(266)	$2,165
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$45	$26
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19	19
Amortization	50	55
Restructuring charges, net of cash paid	(8)	—
Share-based compensation expense	8	5
Profit-sharing expense	6	5
Non-cash lease expense	26	18
Net periodic pension cost (benefit)	4	(3)
Loss on extinguishment of debt, net	—	3
Other, net	(13)	(5)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	128	96
Contract assets	(26)	(30)
Prepaid expenses and other current assets	(7)	(15)
Accounts payable	(86)	(47)
Accrued liabilities and income taxes payable	(128)	(112)
Contract liabilities	19	5
Other assets and liabilities	(30)	(21)
Net cash provided by (used in) operating activities	7	(1)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(23)	(10)
Purchases of property and equipment	(22)	(21)
Proceeds from sales of property and equipment	23	4
Net cash used in investing activities	(22)	(27)
Cash flows from financing activities:
Net short-term debt	100	—
Proceeds from long-term borrowings	300	—
Payments on long-term borrowings	(2)	(202)
Repurchases of common stock	—	(12)
Conversion of Series B Preferred Stock	(600)	—
Restricted shares tendered for taxes	(11)	(2)
Net cash used in financing activities	(213)	(216)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(4)	2
Net decrease in cash, cash equivalents, and restricted cash	(232)	(242)
Cash, cash equivalents, and restricted cash, beginning of period	480	607
Cash, cash equivalents, and restricted cash, end of period	$248	$365
Supplemental cash flow disclosures:
Cash paid for interest, net of interest income	$36	$27
Cash paid for income taxes, net of refunds	35	19
Accrued consideration issued in business combinations	5	1
Shares of common stock issued to profit sharing plan	18	14
Shares of common stock issued for conversion of Series B Preferred Stock	569	—
See notes to condensed consolidated financial statements.

APi Group Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in millions, except shares and where noted otherwise)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of business
APi Group Corporation (the “Company” or “APG”) is a global, market-leading business services provider of life safety, security and specialty services with a substantial recurring revenue base and over 500 locations worldwide.
Principles of consolidation
The accompanying interim unaudited condensed consolidated financial statements (the “Interim Statements”) include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These Interim Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheets as of December 31, 2023 were derived from audited financial statements for the year then ended but do not include all of the information and footnotes required by U.S. GAAP with respect to annual financial statements. In the opinion of management, the Interim Statements include all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the dates and periods presented. It is recommended that these Interim Statements be read in conjunction with the Company’s audited annual consolidated financial statements and accompanying footnotes thereto for the year ended December 31, 2023. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Restricted cash is reported as other current assets in the condensed consolidated balance sheets. Restricted cash reflects collateral against certain bank guarantees.
Investments
The Company holds investments in joint ventures, the majority of which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company exercises control over one joint venture that is consolidated into the Company's financial statements and the results for that joint venture for the three months ended March 31, 2024 were immaterial. The Company’s share of earnings from the non-consolidated joint ventures was $2 and $2 during the three months ended March 31, 2024 and 2023, respectively. The earnings are recorded within investment expense (income) and other, net in the condensed consolidated statements of operations. The investment balances were $5 and $4 as of March 31, 2024 and December 31, 2023, respectively, and are recorded within other assets in the condensed consolidated balance sheets.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
See the discussion below for information pertaining to the effects of recent accounting pronouncements as updated from the discussion in the Company’s 2023 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on February 28, 2024.

In March 2024, the SEC adopted final rules on the enhancement and standardization of climate-related disclosures, which requires disclosure of material climate-related risks, material Scope 1 and Scope 2 greenhouse gas emissions, and other matters. As it pertains to the financial statements, subject to certain materiality thresholds, the final rules require the financial statement footnotes to include certain disclosures regarding the amounts of expenses (or capitalized costs) incurred that relate to severe weather events and other natural conditions, as well as other disclosures regarding the material impact on financial estimates and assumptions of severe weather events and other natural conditions or disclosed targets or transition plans, and amounts related to carbon offsets and renewable energy credits. The disclosures will be required at the earliest in the annual financial statements for the year ended December 31, 2025. The company is currently evaluating the impact of this on its consolidated financial statements.
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
2024 Acquisitions
During the three months ended March 31, 2024, the Company completed three individually immaterial acquisitions for aggregate consideration transferred of $28, made up of cash paid at closing of $23 and accrued consideration of $5. The results of operations of these acquisitions are included in the Company’s condensed consolidated statements of operations from their respective dates of acquisition and were not material.
2023 Acquisitions
During 2023, the Company completed an acquisition included within the Safety Services segment ("Acquisition A23"). The results of the A23 business are reported within the Company's Safety Services segment. Consideration for Acquisition A23 included cash paid at closing of $30, cash deposited into escrow for future deferred payments of $5, and accrued consideration of $3.
During 2023, the Company completed an acquisition included within the Safety Services segment ("Acquisition B23"). The results of the B23 business are reported within the Company's Safety Services segment. Consideration for Acquisition B23 included cash paid at closing of $27 and accrued consideration of $5.
During 2023, the Company completed five individually immaterial acquisitions for aggregate consideration transferred of $24, made up of cash paid at closing of $22 and accrued consideration of $2.
The results of operations of these acquisitions are included in the Company’s condensed consolidated statement of operations from their respective dates of acquisition and were not material.
The Company has not finalized its accounting for the acquisitions and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $47. See Note 6 - "Goodwill and Intangibles" for the provisional goodwill assigned to each segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

	Acquisition A23	Acquisition B23	Other 2023 acquisitions
Cash paid at closing	$30	$27	$22
Cash deposited into escrow	5	—	—
Accrued consideration	3	5	2
Total net consideration	$38	$32	$24

Cash and cash equivalents	—	1	—
Accounts receivable	6	7	—
Contract assets	1	2	—
Other current assets	—	—	1
Intangible assets	13	11	9
Goodwill	21	15	16
Other accrued liabilities	—	(2)	—
Contract liabilities	(3)	(2)	(2)
Net assets acquired	$38	$32	$24

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
The total contingent compensation arrangement liability was $11 and $9 as of March 31, 2024 and December 31, 2023, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $15 and $15, inclusive of the $11 and $9, accrued as of March 31, 2024 and December 31, 2023, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.
The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 7 - "Fair Value of Financial Instruments."
The total liability for deferred payments was $21 and $17 as of March 31, 2024 and December 31, 2023, respectively, and is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented.
NOTE 4. RESTRUCTURING
During 2022, the Company announced its multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs through fiscal year 2025.

During the three months ended March 31, 2024, the Company incurred pre-tax restructuring costs within the Safety Services segment of $1 in connection with the Chubb restructuring program. Since the Chubb Acquisition, the Company has incurred aggregate restructuring costs of $68. As of March 31, 2024, the Company had $24 in restructuring liabilities recorded in other accrued liabilities on the condensed consolidated balance sheets for this plan. In addition, the Company has incurred $4 of related costs which include lease impairment charges, asset write-downs, and consulting fees.
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

The following table summarizes the Company's restructuring program for the three months ended March 31, 2024 and 2023:

	Employee termination benefits	Program related costs	Asset write-downs	Total
December 31, 2023	$32	$—	$6	$38
Charges	1	4	—	5
Payments	(8)	(4)	—	(12)
Currency translation adjustment	(1)	—	—	(1)
March 31, 2024	$24	$—	$6	$30

	Employee termination benefits	Program related costs	Asset write-downs	Total
December 31, 2022	$22	$—	$—	$22
Charges	—	—	—	—
Payments	(5)	—	—	(5)
March 31, 2023	$17	$—	$—	$17
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

The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing, and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the three months ended March 31, 2024 and 2023. Disaggregated net revenues information is as follows:

	Three Months Ended March 31, 2024
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,103	$—	$1,103
Heating, Ventilation, and Air Conditioning ("HVAC")	111	—	111
Infrastructure/Utility	—	205	205
Fabrication	—	50	50
Specialty Contracting	—	134	134
Corporate and Eliminations	—	—	(2)
Net revenues	$1,214	$389	$1,601

	Three Months Ended March 31, 2023
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,068	$—	$1,068
HVAC	123	—	123
Infrastructure/Utility	—	240	240
Fabrication	—	55	55
Specialty Contracting	—	135	135
Corporate and Eliminations	—	—	(7)
Net revenues	$1,191	$430	$1,614

	Three Months Ended March 31, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$581	$384	$(2)	$963
France	162	—	—	162
Other	471	5	—	476
Net revenues	$1,214	$389	$(2)	$1,601

	Three Months Ended March 31, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$560	$417	$(7)	$970
France	156	—	—	156
Other	475	13	—	488
Net revenues	$1,191	$430	$(7)	$1,614
For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at March 31, 2024 was $2,894. The Company expects to recognize revenue on approximately 86% of the remaining performance obligations over the next twelve months.

Contract assets and liabilities
Contract assets and contract liabilities are classified as current in the condensed consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets, and contract liabilities from contracts with customers as of March 31, 2024 and December 31, 2023 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at March 31, 2024	$1,256	$458	$542
Balance at December 31, 2023	1,395	436	526
The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At March 31, 2024 and December 31, 2023, retentions receivable were $146 and $156, respectively, while the portions that may not be received within one year were $30 and $25, respectively.
NOTE 6. GOODWILL AND INTANGIBLES
Goodwill
The following table provides disclosure of goodwill by segment as of March 31, 2024 and December 31, 2023. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2024 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2023	$2,294	$177	$2,471
Acquisitions	21	7	28
Foreign currency translation and other, net (1)	(28)	—	(28)
Goodwill as of March 31, 2024	$2,287	$184	$2,471
(1) Other includes measurement period adjustments recorded during the three months ended March 31, 2024 related to acquisitions for which the measurement period ended during the three months ended March 31, 2024 (see Note 3 - "Business Combinations").
Intangibles
The Company’s identifiable intangible assets are comprised of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.0	$154	$(154)	$—
Customer relationships	9.2	1,536	(553)	983
Trade names and trademarks	11.9	713	(147)	566
Total		$2,403	$(854)	$1,549

	December 31, 2023
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.5	$155	$(154)	$1
Customer relationships	9.4	1,552	(518)	1,034
Trade names and trademarks	12.1	722	(137)	585
Total		$2,429	$(809)	$1,620
Amortization expense recognized on identifiable intangible assets is as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$—	$7
Selling, general, and administrative expenses	50	48
Total intangible asset amortization expense	$50	$55
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
Recurring fair value measurements
The Company’s financial assets and liabilities (adjusted to fair value at least quarterly) are derivative instruments and contingent consideration obligations. In the condensed consolidated balance sheets, derivative instruments are primarily included in other assets and other noncurrent liabilities, and contingent consideration obligations are primarily included in contingent consideration and compensation liabilities.

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements at March 31, 2024
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$22	$—	$22
Cash flow hedges - cross currency contracts	—	11	—	11
Cash flow hedges - foreign currency forward contracts	—	—	—	—
Net investment hedges - cross currency contracts	—	22	—	22
Fair value hedges - cross currency contracts	—	30	—	30
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Total	$—	$85	$—	$85

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(6)	(6)
Total	$—	$—	$(6)	$(6)

	Fair Value Measurements at December 31, 2023
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$7	$—	$7
Cash flow hedges - cross currency contracts	—	10	—	10
Net investment hedges - cross currency contracts	—	20	—	20
Fair value hedges - cross currency contracts	—	17	—	17
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Total	$—	$54	$—	$54

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(6)	(6)
Total	$—	$—	$(6)	$(6)
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
The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Three Months Ended March 31, 2024
Balance as of December 31, 2023	$6
Issuances	—
Settlements	—
Balance as of March 31, 2024	$6
Number of open contingent consideration arrangements at the end of the period	2
Maximum potential payout at the end of the period	$6
At March 31, 2024, the remaining open contingent consideration arrangements are set to expire at various dates through 2025. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three months ended March 31, 2024.
Fair value estimates
The following table presents the carrying amount and fair value of the Company’s variable and non-variable interest rate debt (instruments defined in Note 10 – “Debt”), including current portions and excluding unamortized debt issuance costs. Fair value is estimated by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The interest rates of the variable interest rate long-term debt instruments are generally reset monthly. During the three months ended March 31, 2024, the Company upsized the 2021 Term Loan by an aggregate principal amount equal to $300.

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Term Loan	$330	$330	$330	$331
2021 Term Loan	1,707	1,711	1,407	1,407
4.125% Senior Notes	337	302	337	305
4.750% Senior Notes	277	254	277	257
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

Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements do not call for collateral and no cash collateral had been received or pledged related to the underlying derivatives as of March 31, 2024.
The following table presents the fair value of derivative instruments:

	March 31, 2024			December 31, 2023
	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent liabilities	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,120	$22	$—	$1,120	$7	$—
Cross currency contracts	120	11	—	120	10	—
Foreign currency forward contracts	8	—	—	—	—	—
Fair value hedges:
Cross currency contracts	721	30	—	721	17	—
Net investment hedges:
Cross currency contracts	230	22	—	230	20	—
Total derivatives designated as hedging instruments	2,199	85	—	2,191	54	—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	121	—	—	73	—	1
Total derivatives not designated as hedging instruments	121	—	—	73	—	1

Total derivatives	$2,320	$85	$—	$2,264	$54	$1

The following table presents the after tax effect of derivatives on the condensed consolidated statements of operations:

		Amount of income (expense) recognized in income
Derivatives	Location of income (expense) recognized in the condensed consolidated statements of operations	Three Months Ended March 31,
		2024	2023
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$9	$2
Cross currency contracts	Investment expense (income) and other, net	2	(1)
Cross currency contracts	Interest expense, net	1	1
Foreign currency forward contracts	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment expense (income) and other, net	12	(8)
Cross currency contracts	Interest expense, net	1	1
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	1	1
Not designated as hedging instruments:
Foreign currency forward contracts	Investment expense (income) and other, net	—	—
Currency Effects
The income (expense) from derivatives designed to offset foreign currency exposure and recorded in investment expense (income) and other, net were offset by foreign currency transaction gains and losses resulting in a net (loss) gain of $(1) and $0 for the three months ended March 31, 2024 and 2023, respectively.
The following table presents the effect of cash flow and fair value hedge accounting on accumulated other comprehensive income (loss) ("AOCI"):

	Amount of gain (loss) recognized in other comprehensive income		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivatives	2024	2023		2024	2023
Cash flow hedging relationships:
Interest rate swaps	$11	$(13)	Interest expense, net	$4	$(4)
Cross currency contracts	(1)	1	Investment expense (income) and other, net	2	1
Forward currency forward contracts	—	—	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	—	—	Investment expense (income) and other, net	13	7
Net investment hedging relationships:
Cross currency contracts	2	(1)	Interest expense, net	(1)	(3)

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
During 2022, the Company terminated the previously outstanding $720 notional amount interest rate swap with a maturity date in October 2024 ("2024 Interest Rate Swap"). The present value as of the date of termination of the 2024 Interest Rate Swap is recorded in AOCI on the condensed consolidated balance sheets. The fair value previously recognized in AOCI related to interest rate movements of the 2024 Interest Rate Swap is being amortized to interest expense on a straight-line basis through October 2024. As of March 31, 2024, approximately $10 of unrealized pre-tax gains remained in AOCI.
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
As of March 31, 2024, the Company had $1,120 notional amount outstanding in the 2028 Interest Rate Swap and the 2026 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (SOFR) payments for its SOFR based term loans of $2,037. As of March 31, 2024, the weighted average fixed rate of interest on these swaps was approximately 3.52%. Variations in the assets and liability balances are primarily driven by changes in the applicable forward yield curves related to SOFR.
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
Fair value hedges
The Company has certain intercompany loans subject to changes in foreign currency exchange rates. In 2022, to hedge these exposures, the Company entered into three cross-currency swaps each with maturity dates of January 2027 and are designated as fair value hedges with gross notional U.S. dollar equivalents of $271, $241, and $209 in GBP, CAD, and EUR, respectively. The Company measures the effectiveness of fair value hedges on a spot-to-spot basis. Accordingly, the spot-to-spot change in the derivative fair values are recorded in the condensed consolidated statements of operations and perfectly offset the spot-to-spot change in the underlying intercompany loans, and as such, these hedges are deemed highly effective. The excluded component of the fair values of these derivatives is reported in AOCI within shareholders’ equity in the condensed consolidated balance sheets. Any cash flows associated with these instruments are included in operating activities in the condensed consolidated statements of cash flows.
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
Foreign currency contracts
The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on confirmed foreign currency transactions, including inventory purchases and intercompany charges and other payments. These forward contracts are undesignated for hedge accounting purposes. The changes in fair value of these contracts are recorded in investment expense (income) and other, net.
NOTE 9. PROPERTY AND EQUIPMENT, NET
The components of property and equipment as of March 31, 2024 and December 31, 2023 are as follows:

	Estimated Useful Lives (In Years)	March 31, 2024	December 31, 2023
Land	N/A	$21	$27
Building	39	101	105
Machinery, equipment, and office equipment	1-20	359	353
Autos and trucks	4-10	112	112
Leasehold improvements	1-15	33	35
Total cost		626	632
Accumulated depreciation		(251)	(247)
Property and equipment, net		$375	$385
Depreciation expense related to property and equipment, including finance leases, was $19 and $19 during the three months ended March 31, 2024 and 2023, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the condensed consolidated statements of operations.

NOTE 10. DEBT
Debt obligations consist of the following:

	Maturity Date	March 31, 2024	December 31, 2023
Term loan facility
2019 Term Loan	October 1, 2026	$330	$330
2021 Term Loan	January 3, 2029	1,707	1,407
Revolving Credit Facility	October 1, 2026	100	—
Senior notes
4.125% Senior Notes	July 15, 2029	337	337
4.750% Senior Notes	October 15, 2029	277	277
Other obligations		5	5
Total debt obligations		2,756	2,356
Less: unamortized deferred financing costs		(27)	(29)
Total debt, net of deferred financing costs		2,729	2,327
Less: short-term and current portion of long-term debt		(105)	(5)
Long-term debt, less current portion		$2,624	$2,322
Term loan facility
During the three months ended March 31, 2024, the Company completed its Fifth Amendment to its credit agreement, upsizing its 2021 Term Loan by an aggregate principal amount equal to $300. The loan proceeds were directed as consideration for a portion of the purchase price for the Series B Preferred Stock Conversion. For additional information regarding the Series B Preferred Stock Conversion, see Note 15 - "Shareholders' Equity and Redeemable Convertible Preferred Stock."
As of March 31, 2024, the Company had $330 of principal outstanding under the $1,200 term loan (the "2019 Term Loan") with a maturity date of October 1, 2026. The interest rate applicable to the 2019 Term Loan is, at the Company's option, either (a) a base rate plus an applicable margin equal to 1.25% or (b) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a credit spread adjustment ("CSA").
As of March 31, 2024, the Company had $1,707 of principal outstanding under the incremental term loan used to finance the Chubb acquisition (the "2021 Term Loan") with a maturity date of January 3, 2029. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 1.50% or (2) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.50% plus a CSA.
As of March 31, 2024, the Company had $100 outstanding under the $500 five-year senior secured revolving credit facility (the “Revolving Credit Facility”). The interest rate applicable to the Revolving Credit Facility is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25%, or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a CSA.
Swap activity
As of March 31, 2024, the Company had the 2026 Interest Rate Swap with $720 of notional value, exchanging one-month SOFR for a fixed rate of 3.59% per annum, and the 2028 Interest Rate Swap with aggregate $400 notional value, exchanging one-month SOFR for a rate of 3.41%. Accordingly, the Company's fixed interest rate per annum on the first swapped $400 notional value of the term loans is 3.41% and the second swapped $720 notional value of the term loans is 3.59% through their maturity. The remaining $917 of the term loans balance will bear interest based on one month SOFR plus CSA plus 225 basis points or SOFR plus CSA plus 250 basis points, but the rate will fluctuate as SOFR fluctuates. Refer to Note 8 - "Derivatives" for additional information.
As of March 31, 2024 and December 31, 2023, the Company had $100 and $0 outstanding under the Revolving Credit Facility, respectively, and $396 and $495 was available at March 31, 2024 and December 31, 2023, respectively, after giving effect to $4 and $5 of outstanding letters of credit, respectively.

As of March 31, 2024 and December 31, 2023, the Company was in compliance with all applicable debt covenants.
Senior notes
4.125% Senior Notes
During 2021, the Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (the “4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The balance as of March 31, 2024 was $337.
4.750% Senior Notes
During 2021, the Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes") issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries. The balance as of March 31, 2024 was $277.
The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of March 31, 2024, and December 31, 2023.
Other obligations
As of March 31, 2024 and December 31, 2023, the Company had $5 and $5 in notes outstanding, respectively, for working capital purposes and the acquisition of equipment and vehicles.
NOTE 11. INCOME TAXES
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, and discrete items. The Company’s effective tax rate was 28.0% and 30.6% for the three months ended March 31, 2024 and 2023, respectively. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the three months ended March 31, 2024 and 2023 is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, and state taxes.
As of March 31, 2024, the Company’s deferred tax assets included a valuation allowance of $110 primarily related to certain net operating loss, capital loss, and tax credit carryforwards of the Company’s foreign subsidiaries. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.
As of March 31, 2024, the Company had gross federal, state, and foreign net operating loss carryforwards of approximately $0, $19, and $112, respectively. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2027. The foreign net operating losses have carryback periods of three years, carryforward periods of twenty years, or are indefinite, and begin to expire in 2036.
The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities in the condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated statements of operations. As of March 31, 2024, and December 31, 2023, the total gross unrecognized tax benefits were $8 and $7, respectively. The Company had accrued gross interest and penalties as of each of March 31, 2024 and December 31, 2023 of $3 and $2. During the three months ended March 31, 2024 and 2023, the Company did not recognize net interest expense.
If all of the Company’s unrecognized tax benefits as of March 31, 2024, were recognized, $10 would impact the Company’s effective tax rate. The Company does not expect any unrecognized tax benefits to expire in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. As of March 31, 2024, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2014. There are various other audits in state and foreign jurisdictions, including an ongoing IRS exam related to the 2019 final S Corporation return. No adjustments have been proposed and the Company does not expect the results of the audits to have a material impact on the Interim Statements.
NOTE 12. EMPLOYEE BENEFIT PLANS
Defined benefit pension plans
The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants and frozen for accrual of future service.
The components of the net periodic pension cost (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2024	2023
Service cost	$1	$1
Interest cost	15	15
Expected return on plan assets	(10)	(18)
Net periodic pension cost (benefit)	$6	$(2)
Multiemployer pension plans
Certain subsidiaries of the Company contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within cost of revenues on the condensed consolidated statements of operations. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time and the plans in which they participate vary depending upon the location, the number of ongoing projects, and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $19 and $23 during the three months ended March 31, 2024 and 2023, respectively.
Profit sharing plans
The Company has a trustee-administered profit-sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors, which may be settled in shares of the Company's common stock or in cash. In connection with these plans, the Company recognized $6 and $5 in expense for shares distributed to eligible employees during the three months ended March 31, 2024 and 2023, respectively.
Employee stock purchase plan
Most of the Company’s employees in the U.S. and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. The Company recognized $1 and $2 of expense during the three months ended March 31, 2024 and 2023, respectively.

NOTE 13. RELATED-PARTY TRANSACTIONS
The Company incurred advisory fees of $1 during both the three months ended March 31, 2024 and 2023, in each case payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors. In addition, dividends for Series A Preferred Stock were declared as of December 31, 2023 and settled in 7,944,104 shares issued during January 2024. The shares were issued to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company's Board of Directors.
During 2022, the Company issued and sold 800,000 shares of the Company’s 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $800. Of the 800,000 shares issued and sold, 200,000 shares were sold to Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), which is the aggregate owner of more than 5% of the Company's outstanding stock, for an aggregate purchase price of $200. During the three months ended March 31, 2024, the Company issued dividends of 155,059 shares of common stock on the Series B Preferred Stock held by Viking Purchasers, with 70,798 shares declared in February 2024 and 84,261 shares declared in December 2023. The Company declared and issued dividends of 124,573 shares of common stock on the Series B Preferred Stock held by the Viking Purchasers during the three months ended March 31, 2023.
During the three months ended March 31, 2024, the Company executed an agreement with the Viking Purchasers which allowed the exercise of their right to convert all of their Series B Preferred Stock into common stock. For additional information regarding the Series B Preferred Stock Conversion, see Note 15 - "Shareholders' Equity and Redeemable Convertible Preferred Stock."
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
The outstanding liability for these obligations was $16 and $17, and was included in other noncurrent liabilities on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
NOTE 15. SHAREHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
Shareholders' equity
Series A Preferred Stock
The Company had 4,000,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2024 ("Series A Preferred Stock"). The Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis on December 31, 2026.
Stock Repurchases
During the three months ended March 31, 2024, the Company's Board of Directors authorized a stock repurchase program ("SRP") to purchase up to an aggregate of $1,000 of shares of the Company's common stock. This stock repurchase program is indefinite, unless otherwise modified or terminated by the Board of Directors at any time in its sole discretion. The SRP authorizes open market, private, and accelerated share repurchase transactions.

During the three months ended March 31, 2024, and 2023, the Company repurchased 16,260,160 and 541,316 shares of common stock for aggregate payments of approximately $600 and $12, respectively. The repurchases during the three months ended March 31, 2024 were related to the Series B Preferred Stock Conversion, see below for more information. As of March 31, 2024, the Company had approximately $400 of authorized repurchases remaining under the SRP.
During 2022, the Board of Directors authorized the Company to purchase up to an aggregate of $250 of shares of the Company’s common stock pursuant to the stock repurchase program ("2022 SRP"). The 2022 SRP expired on February 29, 2024.
Redeemable Convertible Preferred Stock
Series B Preferred Stock
During 2022, the Company authorized, issued, and sold, for an aggregate purchase price of $800, 800,000 shares of the Company’s 5.5% Series B Preferred Stock, par value $0.0001 per share.
On February 28, 2024, the Company entered into a Conversion and Repurchase Agreement with Juno Lower Holdings L.P. ("Juno Lower Holdings"), FD Juno Holdings L.P. ("FD Juno Holdings", and together with Juno Lower Holdings, "Blackstone"), Viking Global Equities Master Ltd. ("VGEM") and Viking Global Equities II L.P. (VGE II, and collectively with VGEM, "Viking" and collectively with the Blackstone, the "Series B Holders") pursuant to which Blackstone and Viking agreed to convert all of the outstanding shares of the Series B Preferred Stock that they hold, which represents all of the Series B Preferred Stock outstanding. The transactions contemplated by the agreement (the "Series B Preferred Stock Conversion") were also consummated on February 28, 2024.
Under the terms of the agreement, (i) the Series B Holders each agreed to exercise their respective right to convert all of their Series B Preferred Stock into common stock, resulting in a total of 800,000 shares of Series B Preferred Stock being converted into approximately 32,803,519 shares of common stock of the Company (inclusive of approximately 283,196 shares attributable to accrued and unpaid dividends thereon (the "Conversion Shares") and (ii) upon issuance of the Conversion Shares, the Company agreed to immediately repurchase one-half of the Conversion Shares, on a pro rata basis, from the Series B Holders for an aggregate purchase price of $600. The fair value of the issued one-half of the remaining Conversion Shares was $569.
The repurchase price was financed by (i) an incremental term facility of $300 funded exclusively by Blackstone in the amount of $225 and Viking in the amount of $75 and (ii) cash and available credit from the balance sheet.
Dividends
Following the Series B Preferred Stock Conversion there are no Series B Preferred Shares issued or outstanding and the holders of Series B Preferred Stock are no longer entitled to receive cumulative dividends. The Company declared a pro rata Series B Preferred Stock dividend of $7, or 283,196 shares of common stock, during the three months ended March 31, 2024 for the Series B Preferred Stock outstanding through February 28, 2024. The Company declared and issued a Series B Preferred Stock dividend of $11, or 498,293 shares of common stock, during the three months ended March 31, 2023. The Company declared a Series B Preferred Stock dividend of $11 or 337,044 shares of common stock in December 2023 and $11 or 584,584 shares of common stock in December 2022 and issued the shares in January 2024 and January 2023, respectively.
NOTE 16. EARNINGS PER SHARE
Net income is allocated between the Company’s common shares and other participating securities based on their participation rights. The Series A Preferred Stock represents participating securities. Earnings attributable to Series A Preferred Stock are not included in earnings attributable to common shares in calculating earnings per common share (the two-class method). For periods of net loss, there is no impact from the two-class method on earnings per share (“EPS”) as net loss is allocated to common shares because Series A Preferred Stock shares are not contractually obligated to share the loss.
The following table sets forth the computation of earnings per common share using the two-class method. The dilutive effect of outstanding Series A Preferred Stock, and the Series A Preferred Stock dividend, is reflected in diluted EPS using the if-converted method and options, restricted shares, performance shares and market shares are reflected using the treasury stock method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Series A Preferred Stock, restricted, performance shares, market shares and stock options are anti-dilutive. (Amounts in millions, except share and per share amounts.):

	Three Months Ended March 31,
	2024	2023
Basic (loss) earnings per common share:
Net income	$45	$26
Less income allocable to Series A Preferred Stock	—	(1)
Less income allocable to Series B Preferred Stock	—	(2)
Less stock dividend attributable to Series B Preferred Stock	(7)	(11)
Less conversion of Series B Preferred Stock	(372)	—
Net (loss) income attributable to common shareholders	$(334)	$12

Weighted average shares outstanding - basic	249,744,275	234,386,758
(Loss) income per common share - basic	$(1.34)	$0.05

Diluted (loss) earnings per common share:
Net income	$45	$26
Less income allocable to Series A Preferred Stock	—	(1)
Less stock dividend attributable to Series B Preferred Stock	(7)	(11)
Less conversion of Series B Preferred Stock	(372)	—
Net (loss) income attributable to common shareholders - diluted	$(334)	$14

Weighted average shares outstanding - basic	249,744,275	234,386,758
Dilutive securities: (1)
Restricted stock units, warrants, and stock options	—	265,515
Shares issuable upon conversion of Series B Preferred Shares	—	32,520,000
Weighted average shares outstanding - diluted	249,744,275	267,172,273
(Loss) income per common share - diluted	$(1.34)	$0.05
1.The following items were excluded from the calculation of diluted shares as their inclusion would be anti-dilutive:
a.For all periods presented, 4,000,000 shares of Series A Preferred Stock, which are convertible to the same number of common shares.
b.For the three months ended March 31, 2024, 125,000 stock options to purchase the same number of common shares.
c.For the three months ended March 31, 2024, 1,188,112 time-based, performance-based, and market-based restricted stock units.
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
The Safety Services segment focuses on end-to-end integrated occupancy systems (fire protection services, HVAC, and entry systems), including design, installation, inspection, and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high-tech, industrial and special-hazard settings.
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
Summarized financial information for the Company’s reportable segments is presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income (loss) to EBITDA:

	Three Months Ended March 31, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,214	$389	$(2)	$1,601
EBITDA Reconciliation
Operating income (loss)	$125	$7	$(32)	$100
Plus:
Investment (expense) income and other, net	(6)	2	1	(3)
Depreciation	8	11	—	19
Amortization	36	13	1	50
EBITDA	$163	$33	$(30)	$166
Total assets	$5,671	$1,110	$411	$7,192
Capital expenditures	5	10	7	22

	Three Months Ended March 31, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,191	$430	$(7)	$1,614
EBITDA Reconciliation
Operating income (loss)	$96	$—	$(23)	$73
Plus:
Investment income and other, net	3	2	—	5
Loss on extinguishment of debt, net	—	—	(3)	(3)
Depreciation	6	12	1	19
Amortization	41	13	1	55
EBITDA	$146	$27	$(24)	$149
Total assets	$6,001	$1,247	$518	$7,766
Capital expenditures	5	15	1	21

NOTE 18. SUBSEQUENT EVENTS

On April 15, 2024, the Company signed a definitive agreement to acquire Elevated Facility Services Group (“Elevated”), a premier provider of contractually based services for all major brands of elevator and escalator equipment. Elevated will be acquired from a fund managed by L Squared Capital Partners for approximately $570 in cash, subject to working capital and other standard adjustments. The transaction is expected to close in the second quarter of 2024, subject to customary closing conditions and regulatory approvals.

On April 16, 2024, the Company entered into an underwriting agreement relating to the underwritten public offering of 11,000,000 shares of common stock at a public offering price of $37.50 per share. The offering closed on April 19, 2024. The underwriters exercised the option in the agreement to purchase an additional 1,650,000 shares of common stock on April 23, 2024. The net proceeds to the Company from the offering were $457 after deducting underwriting discounts, commissions, and offering expenses.

On April 30, 2024, the Company began a process to reprice its 2021 Term Loan with a remaining principal of $1,707. The Company expects that the repricing will reduce the applicable margin on all outstanding amounts. Additionally, the Company expects to increase the existing 2021 Term Loan by approximately $550 on the same terms as the current 2021 Term Loan. The Company expects to use the proceeds of approximately $550 to refinance the 2019 Term Loan with a remaining principal balance of $330 and repay the $100 Revolving Credit Facility borrowing as well as to provide funds for general corporate purposes, including the acquisition of Elevated. The Company expects the transaction to close in May 2024.

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
•our expectations regarding the acquisition (the "Chubb Acquisition") of the Chubb fire and security business (the "Chubb business" or "Chubb"), including the operational challenges and the expected benefits of the acquisition and future growth, expansion, cross-selling and other value creation opportunities; and
•our beliefs regarding the sufficiency of our current sources of liquidity, including access to capital markets, to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability and terms of future sources of liquidity to satisfy our liquidity needs on terms favorable to us.
These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report and in our Annual Report on Form 10-K, filed on February 28, 2024, including those described under “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in such Form 10-K, and other filings we make with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the following:
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
The factors identified above are believed to be important factors, but not necessarily all of the important factors, which could cause actual results to differ materially from those expressed in any forward-looking statement made by us. Other factors not discussed herein could also have a material adverse effect on us. You should not rely upon forward-looking statements as predictions of future events. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. These forward-looking statements speak only as of the date of this quarterly report. We assume no obligation to update or revise these forward-

looking statements for any reason, even if new information becomes available in the future, except as required by applicable law.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section should be read in conjunction with the interim unaudited condensed consolidated financial statements (the "Interim Statements") and related notes included in this quarterly report, and the Company's 2023 audited annual consolidated financial statements, the related notes thereto and under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other disclosures contained in our Annual Report on Form 10-K, including financial results for the year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under the “Cautionary Note Regarding Forward Looking Statements” section of this quarterly report.
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
We operate our business under two primary operating segments, which are also our reportable segments:
•Safety Services – Our Safety Services segment is a leading provider of safety services in North America, Europe, and Asia Pacific focusing on end-to-end integrated occupancy systems (fire protection, Heating, Ventilation, and Air Conditioning (“HVAC”) and entry), including service, monitoring, inspection, design and installation of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high-tech, industrial, and special-hazard settings.
•Specialty Services – Our Specialty Services segment is a leading provider of a variety of infrastructure services and specialized industrial plant services, which include maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer, and telecommunications infrastructure. Our services include engineering and design, fabrication, installation, maintenance service and repair, retrofitting and upgrading, pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance to customers within the energy industry. Customers within this segment vary from private and public utilities, communications, healthcare, education, transportation, manufacturing, industrial plants, and governmental agencies throughout North America.
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
During the three months ended March 31, 2024, we have incurred pre-tax restructuring costs within the Safety Services segment of $1 million in connection with the Chubb restructuring program. In total, we estimate that we will recognize approximately $125 million of restructuring and other costs related to the Chubb restructuring program by the end of fiscal year 2025.
For additional information about our restructuring activity, see Note 4 – “Restructuring" to our condensed consolidated financial statements included herein.
Economic, Industry and Market Factors

We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect their planned capital and maintenance budgets in certain end markets. Market, regulatory, and industry factors could affect demand for our services. Availability of transportation and transmission capacity and fluctuations in market prices for energy and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, have resulted and may continue to result, in lower proposals and lower profit on the services we provide. In the face of increased pricing pressure on key materials, such as steel, or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. Increased competition for skilled labor resources and higher labor costs can reduce our profitability and impact our ability to deliver timely service to our customers. We have experienced supply chain disruptions, which have negatively impacted the source and supply of materials needed to perform our work. In addition, fluctuations in foreign currencies may have an impact on our financial position and the results of operations. However, we believe that our exposure to transactional gains or losses resulting from changes in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In cases where operational transactions represent a material currency risk, we generally enter into cross-currency swaps. Refer to Note 8 – "Derivatives" to our condensed consolidated financial statements included in this quarterly report for additional information on our hedging activities. While we actively monitor economic, industry, and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future consolidated results of operations, liquidity, and cash flows, and we may be unable to fully mitigate, or benefit from such changes.
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
Selling, general, and administrative expenses ("SG&A")
Selling expenses consist primarily of compensation and associated costs for sales and advertising, trade shows, and corporate marketing. General and administrative expenses consist primarily of compensation and associated costs for executive management, personnel, facility leases, administrative expenses associated with accounting, finance, legal, information systems, leadership development, human resources, and risk management, and overhead associated with these functions. General and administrative expenses also include outside professional fees and other corporate expenses.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For information regarding our Critical Accounting Policies, see the “Critical Accounting Policies” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

RESULTS OF OPERATIONS
The following is a discussion of our financial condition and results of operations during the three months ended March 31, 2024 and the three months ended March 31, 2023.
Three months ended March 31, 2024 compared to the three months ended March 31, 2023

	Three Months Ended March 31,		Change
($ in millions)	2024	2023	$	%
Net revenues	$1,601	$1,614	$(13)	(0.8)%
Cost of revenues	1,109	1,189	(80)	(6.7)%
Gross profit	492	425	67	15.8%
Selling, general, and administrative expenses	392	352	40	11.4%
Operating income	100	73	27	37.0%
Interest expense, net	34	37	(3)	(8.1)%
Loss on extinguishment of debt, net	—	3	(3)	(100.0)%
Investment expense (income) and other, net	3	(5)	8	(160.0)%
Other expense, net	37	35	2	5.7%
Income before income taxes	63	38	25	65.8%
Income tax provision	18	12	6	50.0%
Net income	$45	$26	$19	73.1%
Net revenues
Net revenues for the three months ended March 31, 2024 were $1,601 million compared to $1,614 million for the same period in 2023, a decrease of $13 million or 0.8%. The decrease in net revenues was primarily driven by disciplined project and customer selection on our longer term projects in the Specialty Services segment, partially offset by growth in inspection, service, and monitoring revenue in the Safety Services segment.
Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2024	2023	$	%
Gross profit	$492	$425	$67	15.8%
Gross margin	30.7%	26.3%
Our gross profit for the three months ended March 31, 2024 was $492 million compared to $425 million for the same period in 2023, an increase of $67 million, or 15.8%. Gross margin for the three months ended March 31, 2024 was 30.7%, an increase of 440 basis points compared to the prior year period, primarily due to disciplined project and customer selection, pricing improvements in our Safety Services segment, and an improved mix of inspection, service, and monitoring revenue, which generates higher margins.

Operating expenses
The following table presents operating expenses and operating margin (operating income as a percentage of net revenues) for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2024	2023	$	%
Selling, general, and administrative expenses	$392	$352	$40	11.4%
SG&A expenses as a % of net revenues	24.5%	21.8%
Operating margin	6.2%	4.5%

SG&A expenses (excluding amortization) (Non-GAAP)	$342	$304	$38	12.5%
SG&A expenses (excluding amortization) as a % of net revenues (Non-GAAP)	21.4%	18.8%
Selling, general, and administrative expenses
Our SG&A expenses for the three months ended March 31, 2024 were $392 million compared to $352 million for the same period in 2023, an increase of $40 million. SG&A expenses as a percentage of net revenues was 24.5% during the three months ended March 31, 2024 compared to 21.8% for the same period in 2023. The increase in SG&A expenses as a percentage of net revenues was primarily driven by investments to support our Safety Services and Specialty Services segments in the three months ended March 31, 2024 compared to 2023. The increase was also due to third party advisor costs related to the Series B Preferred Stock Conversion that are non-recurring in nature. Our SG&A expenses excluding amortization for the three months ended March 31, 2024 were $342 million, or 21.4% of net revenues, compared to $304 million, or 18.8% of net revenues, for the same period of 2023. The increase in SG&A expenses excluding amortization as a percentage of net revenues is primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Interest expense, net
Interest expense was $34 million and $37 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in interest expense was primarily due to the decrease in the average outstanding principal amounts of our floating rate debt, partially offset by an increase in interest rates on our floating interest rate debt.
Loss on extinguishment of debt, net
During 2023, we made aggregate payments of $200 million to pay down outstanding principal amounts of the 2019 Term Loan and 2021 Term Loan. In connection with the payments, we recognized a net loss on debt extinguishment of $3 million.
Investment expense (income) and other, net
Investment expense and other, net was $3 million for the three months ended March 31, 2024 compared to income of $5 million the prior year. The increase in investment expense and other was primarily due to an increase in non-service pension costs in the current year.
Income tax provision
The effective tax rate for the three months ended March 31, 2024 was 28.0%, compared to 30.6% in the same period of 2023. The difference in the effective tax rate was driven by changes to the forecasted geographical income mix offset by discrete items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, and state taxes.
The Organization for Economic Co-operation and Development has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which the Company operates have adopted the legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The Company is continuing to evaluate and monitor but does not expect for Pillar 2 to have a material impact on the effective tax rate or the consolidated financial statements.
Net income and EBITDA
The following table presents net income and EBITDA for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2024	2023	$	%
Net income	$45	$26	$19	73.1%
EBITDA (non-GAAP)	166	149	$17	11.4%
Net income as a % of net revenues	2.8%	1.6%
EBITDA as a % of net revenues	10.4%	9.2%
Our net income for the three months ended March 31, 2024 was $45 million compared to $26 million for the same period in 2023, an increase of $19 million. Net income as a percentage of net revenues for the three months ended March 31, 2024 and 2023 was 2.8% and 1.6%, respectively. The improvement is primarily attributable to growth in inspection, service, and monitoring revenue and pricing improvements in our Safety Services segment, in addition to improved operating margin due to disciplined project and customer selection in our Specialty Services segment. The net income increase was partially offset by an increase in non-service pension costs of approximately $7 million. EBITDA for the three months ended March 31, 2024 was $166 million compared to $149 million for the same period in 2023, an increase of $17 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Operating Segment Results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023

	Net Revenues
	Three Months Ended March 31,		Change
($ in millions)	2024	2023	$	%
Safety Services	$1,214	$1,191	$23	1.9%
Specialty Services	389	430	$(41)	(9.5)%
Corporate and Eliminations	(2)	(7)	NM	NM
	$1,601	$1,614	$(13)	(0.8)%

	Operating Income (Loss)
	Three Months Ended March 31,		Change
($ in millions)	2024	2023	$	%
Safety Services	$125	$96	$29	30.2%
Safety Services operating margin	10.3%	8.1%
Specialty Services	$7	$—	$7	NM
Specialty Services operating margin	1.8%	—%
Corporate and Eliminations	$(32)	$(23)	NM	NM
	$100	$73	$27	37.0%

	EBITDA
	Three Months Ended March 31,		Change
($ in millions)	2024	2023	$	%
Safety Services	$163	$146	$17	11.6%
Safety Services EBITDA as a % of net revenues	13.4%	12.3%
Specialty Services	$33	$27	$6	22.2%
Specialty Services EBITDA as a % of net revenues	8.5%	6.3%
Corporate and Eliminations	$(30)	$(24)	NM	NM
	$166	$149	$17	11.4%
NM = Not meaningful
The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Safety Services
Safety Services net revenues for the three months ended March 31, 2024 increased by $23 million or 1.9% compared to the same period in 2023. The increase was primarily driven by increased inspection, service, and monitoring revenue. This increase was also due to continued strength in our new and existing end markets and strategic pricing improvements.
Safety Services operating margin for the three months ended March 31, 2024 and 2023 was approximately 10.3% and 8.1%, respectively. The increase was primarily the result of disciplined project and customer selection, pricing improvements, improved mix of inspection, service and monitoring revenue, which generates higher margins, and savings in our Safety Services segment related to the Chubb restructuring program. Safety Services EBITDA as a percentage of net revenues for the three months ended March 31, 2024 and 2023 was approximately 13.4% and 12.3%, respectively. This increase was primarily related to the factors discussed above.
Specialty Services
Specialty Services net revenues for the three months ended March 31, 2024 decreased by $41 million or 9.5% compared to the same period in 2023. The decrease was primarily due to continued disciplined project and customer selection on longer term projects and the planned exit of a customer relationship in the Infrastructure/Utility reporting unit.
Specialty Services operating margin was approximately 1.8% and 0% for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily the result of disciplined project and customer selection. Specialty Services EBITDA as a percentage of net revenues for the three months ended March 31, 2024 and 2023 was approximately 8.5% and 6.3%, respectively, due to the factors discussed above.
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
SG&A expenses (excluding amortization)
SG&A expenses (excluding amortization) is a measure of operating costs used by management to manage the business and its segments. We believe this non-U.S. GAAP measure provides meaningful information and helps investors understand our core selling, general, and administrative expenses excluding acquisition-related amortization expense charges to better enable investors to understand our financial results and assess our prospects for future performance.
The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization) for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Reported SG&A expenses	$392	$352
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(50)	(48)
SG&A expenses (excluding amortization)	$342	$304
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
The following table presents a reconciliation of net income to EBITDA for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Reported net income	$45	$26
Adjustments to reconcile net income to EBITDA:
Interest expense, net	34	37
Income tax provision	18	12
Depreciation	19	19
Amortization	50	55
EBITDA	$166	$149
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, our access to our $500 million five year senior secured revolving credit facility (the "Revolving Credit Facility") and the proceeds from debt offerings. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, and inflation, over which we have no control.

As of March 31, 2024, we had $643 million of total liquidity, comprising $247 million in cash and cash equivalents and $396 million ($400 million less outstanding letters of credit of approximately $4 million, which reduce availability) of available borrowings under our Revolving Credit Facility.
During 2022, we entered into an amendment to our credit agreement. As part of this amendment, we entered into a $1,100 million seven year incremental term loan ("2021 Term Loan"), the Revolving Credit Facility was upsized by $200 million to $500 million, the maturity date of the Revolving Credit Facility was extended five years, and the letter of credit limit was increased by $100 million to $250 million.
During 2023, we completed the Fourth Amendment to our credit agreement, repricing our 2019 Term Loan and 2021 Term Loan. The repricing reduced the applicable margin on all outstanding amounts by 25 basis points. Additionally, $422 million of the 2019 Term Loan was extended to the 2021 Term Loan and assumed all the same terms as the repriced 2021 Term Loan. We made a repayment of $100 million on the 2019 Term Loan concurrent with the close of this transaction.
During the three months ended March 31, 2024, we upsized our 2021 Term Loan by $300 million with a Fifth Amendment to our credit agreement. The loan proceeds were directed as consideration for a portion of the purchase price for the Series B Preferred Stock Conversion.
During the three months ended March 31, 2024, we drew $100 million under the Revolving Credit Facility to fund a portion of the purchase price for the Series B Preferred Stock Conversion.
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
On February 26, 2024, our Board of Directors authorized a stock repurchase program ("SRP") to purchase up to an aggregate of $1,000 million of shares of our common stock. This stock repurchase program is indefinite, unless otherwise modified or terminated by our Board of Directors at any time in its sole discretion. During the three months ended March 31, 2024, we repurchased 16,260,160 shares of common stock for approximately $600 million. As of March 31, 2024, we had approximately $400 million of authorized repurchases remaining under the SRP.
In 2022, our Board of Directors authorized a stock repurchase program ("2022 SRP"), authorizing the purchase of up to an aggregate of $250 million of common stock through February 2024. The 2022 SRP expired on February 29, 2024.
Cash Flows
The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2024	2023
Net cash provided by (used in) operating activities	$7	$(1)
Net cash used in investing activities	(22)	(27)
Net cash used in financing activities	(213)	(216)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(4)	2
Net decrease in cash, cash equivalents, and restricted cash	$(232)	$(242)
Cash, cash equivalents, and restricted cash, end of period	$248	$365
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities was $7 million for the three months ended March 31, 2024 compared to $1 million of cash used for the same period in 2023. The increase in cash provided by operating activities is primarily due to an increase in net income in the period. This increase in cash provided by operating activities is also driven by lower working capital needs associated with the various services we provided in the three months ended March 31, 2024 compared to the same period of the prior year. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed.
Net Cash Used in Investing Activities
Net cash used in investing activities was $22 million for the three months ended March 31, 2024 compared to $27 million for the same period in 2023. We had proceeds on the sale of property and equipment of $23 million during the three months ended March 31, 2024 compared to $4 million for the same period in 2023, partially offset by cash used in acquisitions of $23 million and $10 million in the three months ended March 31, 2024 and 2023, respectively.
Net Cash Used in Financing Activities
Net cash used in financing activities was $213 million for the three months ended March 31, 2024 compared to $216 million used in financing activities for the same period in 2023. The consistent use of cash in financing activities was primarily driven by equity and stock repurchases in the three months ended March 31, 2024 related to the Series B Preferred Stock Conversion. In the three months ended March 31, 2024, $400 million of proceeds from the 2021 Term Loan and Revolving Credit Facility were used for share repurchases of $600 million during the Series B Preferred Stock Conversion. The cash used in financing activities in the three months ended March 31, 2023 was driven by $202 million of aggregate payments on the 2019 Term Loan and 2021 Term Loan.
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
During the three months ended March 31, 2024, we completed the Fifth Amendment to our credit agreement, upsizing our 2021 Term Loan by an aggregate principal amount equal to $300. The loan proceeds were directed as consideration for a portion of the purchase price for the Series B Preferred Stock Conversion.
In 2023, we completed repricing of our 2019 Term Loan and 2021 Term Loan. The repricing reduces the applicable margin on all outstanding amounts by 25 basis points. Additionally, $422 million of the 2019 Term Loan was extended to the 2021 Term Loan and assumed all the same terms as the repriced 2021 Term Loan.
The amended interest rate applicable to the 2019 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 1.25% or (b) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a credit spread adjustment ("CSA"). Principal payments on the 2019 Term Loan are due in quarterly installments on the last day of each fiscal quarter, unless prepayments are made, for a total total annual amount equal to 1.00% of the initial aggregate principal amount of the 2019 Term Loan. The 2019 Term Loan matures on October 1, 2026. Based on the early prepayments we have made, we do not owe any quarterly principal amounts for the remainder of the 2019 Term Loan.
The amended interest rate applicable to the 2021 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 1.50% or (b) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.50% plus a CSA. Principal payments on the 2021 Term Loan will be made in quarterly installments on the last day of each fiscal quarter, for a total total annual amount equal to 1.00% of the initial aggregate principal amount of the 2021 Term Loan. The 2021 Term Loan matures on January 3, 2029. The 2021 Term Loan is subject to the same mandatory prepayment provisions as the 2019 Term Loan. Based on the early prepayments we have made, we do not owe any quarterly principal amounts for the remainder of the 2021 Term Loan.

The interest rate applicable to borrowings under the Revolving Credit Facility is, at our option, either (a) a base rate plus an applicable margin equal to 1.25% or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a CSA.
The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of March 31, 2024 was 2.09:1.00.
As of March 31, 2024, the 2019 Term Loan and the 2021 Term Loan have remaining principal amounts of $330 million and $1,707 million, respectively. We had $100 million outstanding under the Revolving Credit Facility, under which $396 million was available after giving effect to $4 million of outstanding letters of credit, which reduces availability.
On April 30, 2024, we began a process to reprice our 2021 Term Loan with a remaining principal balance of $1,707 million. We expect that the repricing will reduce the applicable margin on all outstanding amounts. Additionally, we expect to increase the existing 2021 Term Loan by approximately $550 million on the same terms as the current 2021 Term Loan. We expect to use the proceeds of approximately $550 million to refinance the 2019 Term Loan with a remaining principal of $330 million and repay the $100 million Revolving Credit Facility borrowing as well as to provide funds for general corporate purposes, including the acquisition of Elevated Facility Services Group. We expect the transaction to close in early May 2024.
Senior Notes
On June 22, 2021, APi Group DE completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay a previously outstanding term loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. As of March 31, 2024, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.
On October 21, 2021, a wholly-owned subsidiary of the Company, completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb Acquisition. As of March 31, 2024, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.
Debt Covenants
We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes and Credit Agreement as of March 31, 2024 and December 31, 2023.
Issuance and Conversion of Series B Preferred Stock
During 2022, we issued and sold 800,000 shares of our 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the "Series B Preferred Stock"), for an aggregate purchase price of $800 million, pursuant to securities purchase agreements entered into on July 26, 2021 with certain investors. The net proceeds from the Series B Preferred Stock issuance were used to fund a portion of the consideration for the Chubb Acquisition.
On February 28, 2024, we entered into a Conversion and Repurchase Agreement with Juno Lower Holdings L.P. ("Juno Lower Holdings"), FD Juno Holdings L.P. ("FD Juno Holdings", and together with Juno Lower Holdings, "Blackstone"), Viking Global Equities Master Ltd. ("VGEM") and Viking Global Equities II L.P. (VGE II, and collectively with VGEM, "Viking" and collectively with the Blackstone, the "Series B Holders") pursuant to which Blackstone and Viking agreed to convert all of the outstanding shares of the Series B Preferred Stock that they hold, which represents all of the Series B Preferred Stock outstanding. The transactions contemplated by the agreement (the "Series B Preferred Stock Conversion") were also consummated on February 28, 2024.
Under the terms of the agreement, (i) the Series B Holders each agreed to exercise their respective right to convert all of their Series B Preferred Stock into common stock, resulting in a total of 800,000 shares of Series B Preferred Stock being converted into approximately 32,803,519 shares of common stock (inclusive of approximately 283,196 shares attributable to accrued and unpaid dividends thereon (the "Conversion Shares") and (ii) upon issuance of the Conversion Shares, we agreed to immediately repurchase one-half of the Conversion Shares, on a pro rata basis, from the Series B Holders for an aggregate purchase price of $600.
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
•Operating and Finance Leases – See Note 12 – "Leases" in the Annual Report on Form 10-K filed on February 28, 2024. We have not had material changes to our lease obligations during the three months ended March 31, 2024.
•Debt – See Note 10 – "Debt" for future principal payments and interest rates on our debt instruments.
•Tax Obligations – See Note 11 – "Income Taxes."
•Pension obligations – See Note 12 – "Employee Benefit Plans."
We make investments in our properties and equipment to enable continued expansion and effective performance of our business. Our capital expenditures are typically less than 1.5% of annual net revenues.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of March 31, 2024, our outstanding variable interest rate debt was primarily related to our 2019 Term Loan and our 2021 Term Loan. As of March 31, 2024, we had $330 million outstanding on the 2019 Term Loan and $1,707 million outstanding on the 2021 Term Loan. To mitigate increases in variable interest rates, we have a $720 million interest rate swap, exchanging one-month SOFR for a rate of 3.59% per annum and a $400 million interest rate swap exchanging one-month SOFR for a rate of 3.41% per annum. In addition, interest expense will be offset by the amortization through October 2024 of the remaining gain of $10 million recognized from the termination of the previously outstanding $720 million notional amount interest rate swap. The remaining floating rate portfolio will bear interest based on one-month SOFR plus CSA plus 225 basis points (for the 2019 Term Loan) or one-month SOFR plus CSA plus 250 basis points (for the 2021 Term Loan). As of March 31, 2024, excluding letters of credit outstanding of $4 million, we had $100 million of outstanding revolving loans under our Credit Agreement.
Foreign currency risk
We have operations in over 20 countries globally. Revenues generated from foreign operations represented approximately 40% of our consolidated net revenues for three months ended March 31, 2024. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the three months ended March 31, 2024. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment expense (income) and other, net, in the condensed consolidated statements of operations and were a (loss) gain of $(1) million and $— million for three months ended March 31, 2024 and 2023, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation (losses) gains totaled approximately $(42) million and $14 million for the three months ended March 31, 2024 and 2023, respectively.
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
Other market risk
We are also exposed to market risks impacting our customer base due to the potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain ongoing discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, management believes it takes appropriate action to manage market and other risks, but there is no assurance management will be able to reasonably identify all risks with respect to the collectability of these assets. See also “Revenue Recognition from Contracts with Customers” under Critical Accounting Estimates within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Significant declines in market prices for oil, gas, and other fuel sources may also impact our operations.     Prolonged periods of low oil and gas prices may result in projects being delayed or canceled, and in a low oil and gas price environment, certain of our businesses could become less profitable or incur losses.
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

As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of March 31, 2024 due to the material weaknesses in internal control over financial reporting described below, which were previously disclosed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2024 due to the material weaknesses in internal control over financial reporting identified and further described below.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We continue to have previously identified control deficiencies that are not remediated as of March 31, 2024 related to user access controls specific to segregation of duties in the Company’s change management process in certain information technology systems of the Chubb fire and security business that was acquired in 2022, which resulted from ineffective risk assessment. We also continue to have previously identified control deficiencies that are not remediated as of March 31, 2024 related to adequate controls to ensure the completeness and accuracy of time keeping and service order information used in the financial reporting processes of certain businesses that is processed and hosted by a third-party service organization. These control deficiencies constitute material weaknesses in our internal control over financial reporting as of March 31, 2024.
Ongoing Remediation Plan
Management has undertaken various steps to continue remediating such control deficiencies and has seen improved results versus December 31, 2023. Steps taken by us during the three months ended March 31, 2024 include the following:
•Obtained a final attestation report for the year 2023 over the design effectiveness of controls operated by the third-party service organization, noting it was issued with an unqualified opinion; and
•Continued to map conflicts within certain information technology systems of the Chubb fire and security business in order to perform further analysis on transactions within the system.
We plan to continue our efforts to strengthen our internal control over financial reporting and are committed to ensuring that such controls are operating effectively. We are implementing process and control improvements to address the above material weakness as follows:
•Continue to conduct ongoing training with control owners and reviewers within operations and finance with a specific focus on sufficient documentation and evidence in the execution of the controls.
As anticipated, and we have made progress with the Company’s remediation plans. In addition, under the direction of the Audit Committee of the Board of Directors, we will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to refine policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company.
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
Changes in Internal Control over Financial Reporting
We are executing our remediation plans to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Other than changes described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors contained in Part I, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company's purchase of equity securities during the three months ended March 31, 2024:

During the Three Months Ended March 31, 2024	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2024 - January 31, 2024	—	$—	—	$—
February 1, 2024 - February 29, 2024	16,260,160	36.90	16,260,160	400
March 1, 2024 - March 31, 2024	—		—	—
Total	16,260,160	$36.90	16,260,160	$400
(1)During the three months ended March 31, 2024, our Board of Directors authorized a stock repurchase program (“SRP”) to purchase up to an aggregate of $1,000 million of shares of our common stock. Acquisitions pursuant to the SRP may be made from time to time through a combination of open market repurchases in compliance with Rule 10b-18 under the Exchange Act, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions, at our discretion, as permitted by securities laws and other legal requirements. In connection with the SRP, we may enter into Rule 10b5-1 trading plans which would generally permit us to repurchase shares at times when it might otherwise be prevented from doing so under the securities laws. The SRP is indefinite, unless otherwise modified or earlier terminated by our Board of Directors at any time in its sole discretion.
ITEM 4. MINE SAFETY DISCLOSURES
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, Sir Martin E. Franklin, a director of the Company, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On March 8, 2024, Mr. Franklin adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company's common stock (a "Rule 10b5-1 Trading Plan") that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Franklin’s Rule 10b5-1 Trading Plan provides for the sale of up to 1,980,000 shares of our common stock pursuant to one or more limit orders until December 13, 2024, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended March 31, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

3.1
Certificate of Elimination of 5.5% Series B Perpetual Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 5, 2024).

10.1
Conversion and Repurchase Agreement, dated February 28, 2024, by and among APi Group Corporation, Juno Lower Holdings L.P., FD Juno Holdings L.P., Viking Global Equities Master Ltd. and Viking Global Equities II LP. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 28, 2024).

10.2
Amendment No. 5, dated February 28, 2024, by and among APi DE, Inc., APi Group Corporation, the subsidiary guarantors from time to time party thereto, Citibank, N.A. as administrative agent and collateral agent, Juno Lower Holdings L.P., FD Juno Holdings L.P., Viking Global Equities Master Ltd. and Viking Global Equities II LP (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on February 28, 2024).

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

APi GROUP CORPORATION

May 2, 2024	/s/ Russell A. Becker
Russell A. Becker
Chief Executive Officer
(Duly Authorized Officer)

May 2, 2024	/s/ Kevin S. Krumm
Kevin S. Krumm
Chief Financial Officer
(Principal Financial Officer)