Form 10-Q
period 2024-06-30
APi Group Corp
filed 2024-08-01
CIK 1796209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 274,695,582 shares of common stock as of July 25, 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APi Group Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$324	$479
Accounts receivable, net of allowances of $6 and $5 at June 30, 2024 and December 31, 2023, respectively	1,314	1,395
Inventories	155	150
Contract assets	509	436
Prepaid expenses and other current assets	152	122
Total current assets	2,454	2,582

Property and equipment, net	383	385
Operating lease right of use assets	251	233
Goodwill	2,825	2,471
Intangible assets, net	1,773	1,620
Deferred tax assets	50	113
Pension and post-retirement assets	103	111
Other assets	122	75
Total assets	$7,961	$7,590

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$4	$5
Accounts payable	424	472
Contingent consideration and compensation liabilities	21	22
Accrued salaries and wages	297	363
Contract liabilities	547	526
Operating and finance leases	82	75
Other accrued liabilities	287	344
Total current liabilities	1,662	1,807

Long-term debt, less current portion	2,844	2,322
Pension and post-retirement obligations	50	50
Contingent consideration and compensation liabilities	20	11
Operating and finance leases	185	172
Deferred tax liabilities	236	233
Other noncurrent liabilities	129	127
Total liabilities	5,126	4,722

Commitments and contingencies (Note 14)

5.5% Series B Redeemable Convertible Preferred Stock, $0.0001 par value, 0 and 800,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	797

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value, 500,000,000 authorized shares, 274,319,653 shares and 235,575,316 shares issued at June 30, 2024 and December 31, 2023, respectively (excluding 8,281,148 shares declared for stock dividend at December 31, 2023)	—	—
Additional paid-in capital	3,280	2,572
Retained earnings (accumulated deficit)	79	(11)
Accumulated other comprehensive loss	(524)	(490)
Total shareholders’ equity	2,835	2,071
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$7,961	$7,590

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$1,730	$1,771	$3,331	$3,385
Cost of revenues	1,186	1,275	2,295	2,464
Gross profit	544	496	1,036	921
Selling, general, and administrative expenses	418	389	810	741
Operating income	126	107	226	180
Interest expense, net	35	38	69	75
Loss on extinguishment of debt, net	—	—	—	3
Investment expense (income) and other, net	2	(6)	5	(11)
Other expense, net	37	32	74	67
Income before income taxes	89	75	152	113
Income tax provision	20	27	38	39
Net income	$69	$48	$114	$74
Net income (loss) attributable to common shareholders:
Stock dividend on Series B Preferred Stock	$—	$(11)	$(7)	$(22)
Conversion of Series B Preferred Stock	—	—	(372)	—
Net income (loss) attributable to common shareholders	$69	$37	$(265)	$52
Net income (loss) per common share:
Basic	$0.23	$0.12	$(1.02)	$0.17
Diluted	0.22	0.12	(1.02)	0.17
Weighted average shares outstanding:
Basic	272	235	261	235
Diluted	276	270	261	268
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$69	$48	$114	$74
Other comprehensive income:
Fair value change - derivatives, net of tax expense of $(1), $(5), $(6), and $(2), respectively	4	15	17	6
Foreign currency translation adjustment	(1)	27	(43)	41
Comprehensive income	$72	$90	$88	$121
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	4,000,000	$—	235,575,316	$—	$2,572	$(11)	$(490)	$2,071
Net income	—	—	—	—	—	45	—	45
Fair value change - derivatives	—	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	—	—	(42)	(42)
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Series A Preferred Stock dividend	—	—	7,944,104	—	—	—	—	—
Series B Preferred Stock dividend	—	—	620,240	—	7	(7)	—	—
Conversion of Series B Preferred Stock, net	—	—	16,260,163	—	214	(17)	—	197
Profit sharing plan contributions	—	—	510,319	—	18	—	—	18
Share-based compensation and other, net	—	—	726,809	—	3	—	—	3
Balance, March 31, 2024	4,000,000	$—	261,636,951	$—	$2,814	$10	$(523)	$2,301
Net income	—	—	—	—	—	69	—	69
Fair value change - derivatives	—	—	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Issuance of common shares	—	—	12,650,000	—	458	—	—	458
Share-based compensation and other, net	—	—	32,702	—	8	—	—	8
Balance, June 30, 2024	4,000,000	$—	274,319,653	$—	$3,280	$79	$(524)	$2,835

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	4,000,000	$—	233,403,912	$—	$2,558	$(164)	$(267)	$2,127
Net income	—	—	—	—	—	26	—	26
Fair value change - derivatives	—	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	—	—	14	14
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Series B Preferred Stock dividend	—	—	1,082,877	—	—	—	—	—
Share repurchases	—	—	(541,316)	—	(12)	—	—	(12)
Profit sharing plan contributions	—	—	631,194	—	14	—	—	14
Share-based compensation and other, net	—	—	636,233	—	9	—	—	9
Balance, March 31, 2023	4,000,000	$—	235,212,900	$—	$2,569	$(138)	$(266)	$2,165
Net income	—	—	—	—	—	48	—	48
Fair value change - derivatives	—	—	—	—	—	—	15	15
Foreign currency translation adjustment	—	—	—	—	—	—	27	27
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Series B Preferred Stock dividend	—	—	436,992	—	—	—	—	—
Share repurchases	—	—	(428,688)	—	(11)	—	—	(11)
Share-based compensation and other, net	—	—	49,201	—	7	—	—	7
Balance, June 30, 2023	4,000,000	$—	235,270,405	$—	$2,565	$(90)	$(228)	$2,247
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$114	$74
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39	38
Amortization	105	111
Restructuring charges, net of cash paid	(10)	4
Deferred taxes	(1)	3
Share-based compensation expense	17	11
Profit-sharing expense	11	10
Non-cash lease expense	48	36
Net periodic pension expense (benefit)	12	(6)
Loss on extinguishment of debt, net	—	3
Other, net	(18)	(9)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	97	12
Contract assets	(48)	(47)
Inventories	(8)	(6)
Prepaid expenses and other current assets	(31)	(50)
Accounts payable	(53)	(18)
Accrued liabilities and income taxes payable	(108)	(63)
Contract liabilities	7	21
Other assets and liabilities	(56)	(51)
Net cash provided by operating activities	117	73
Cash flows from investing activities:
Acquisitions, net of cash acquired	(606)	(45)
Purchases of property and equipment	(44)	(46)
Proceeds from sales of property and equipment	27	9
Net cash used in investing activities	(623)	(82)
Cash flows from financing activities:
Proceeds from long-term borrowings	850	—
Payments on long-term borrowings	(334)	(204)
Repurchases of common stock	—	(23)
Proceeds from issuance of common shares	458	—
Conversion of Series B Preferred Stock	(600)	—
Payments of acquisition-related consideration	(2)	(3)
Restricted shares tendered for taxes	(11)	(2)
Other financing activities	(4)	—
Net cash provided by (used in) financing activities	357	(232)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(5)	4
Net decrease in cash, cash equivalents, and restricted cash	(154)	(237)
Cash, cash equivalents, and restricted cash, beginning of period	480	607
Cash, cash equivalents, and restricted cash, end of period	$326	$370
Supplemental cash flow disclosures:
Cash paid for interest, net of interest income	$76	$79
Cash paid for income taxes, net of refunds	52	48
Accrued consideration issued in business combinations	9	4
Shares of common stock issued to profit sharing plan	18	14
Shares of common stock issued for conversion of Series B Preferred Stock	569	—
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
Principles of consolidation
The accompanying interim unaudited condensed consolidated financial statements (the “Interim Statements”) include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These Interim Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete financial statements. The condensed consolidated balance sheets as of December 31, 2023, were derived from audited financial statements for the year then ended but do not include all of the information and footnotes required by U.S. GAAP with respect to annual financial statements. In the opinion of management, the Interim Statements include all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the dates and periods presented. It is recommended that these Interim Statements be read in conjunction with the Company’s audited annual consolidated financial statements and accompanying footnotes thereto for the year ended December 31, 2023. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Restricted cash is reported as other current assets in the condensed consolidated balance sheets. Restricted cash reflects collateral against certain bank guarantees.
Investments
The Company holds investments in joint ventures, the majority of which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company exercises control over one joint venture that is consolidated into the Company's financial statements and the results for that joint venture for the three and six months ended June 30, 2024 were immaterial. The Company’s share of earnings from the non-consolidated joint ventures was $2 and $2 during the three months ended June 30, 2024 and 2023, respectively, and $4 and $4 during the six months ended June 30, 2024 and 2023, respectively. The earnings are recorded within investment expense (income) and other, net in the condensed consolidated statements of operations. The investment balances were $6 and $4 as of June 30, 2024 and December 31, 2023, respectively, and are recorded within other assets in the condensed consolidated balance sheets.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
See the discussion below for information pertaining to the effects of recent accounting pronouncements as updated from the discussion in the Company’s 2023 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on February 28, 2024.
In March 2024, the SEC adopted final rules on the enhancement and standardization of climate-related disclosures, which requires disclosure of material climate-related risks, material Scope 1 and Scope 2 greenhouse gas emissions, and other matters. As it pertains to the financial statements, subject to certain materiality thresholds, the final rules require the financial statement footnotes to include certain disclosures regarding the amounts of expenses (or capitalized costs) incurred that relate to severe weather events and other natural conditions, as well as other disclosures regarding the material impact on financial estimates and assumptions of severe weather events and other natural conditions or disclosed targets or transition plans, and amounts related to carbon offsets and renewable energy credits. The disclosures will be required at the earliest in the annual financial statements for the year ended December 31, 2025, subject to legal challenges and the SEC's voluntary stay of the disclosure requirements. The Company will continue to assess the impact of the new rule on its consolidated financial statements while the stay is in place.
NOTE 3. BUSINESS COMBINATIONS
The Company regularly evaluates potential acquisitions that strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. Acquisitions are accounted for as business combinations using the acquisition method of accounting. As such, the Company makes a preliminary allocation of the purchase price to the tangible assets and identifiable intangible assets acquired, and liabilities assumed. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Purchase price is allocated to acquired assets and liabilities assumed based upon their estimated fair values, with limited exceptions as permitted pursuant to U.S. GAAP, as determined based on estimates and assumptions deemed reasonable by the Company. The Company engages third-party valuation specialists to assist with preparation of critical assumptions and calculations of the fair value of acquired tangible and intangible assets in connection with significant acquisitions. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Goodwill is attributable to the workforce of the acquired businesses, the complementary strategic fit and resulting synergies these businesses bring to existing operations, and the opportunities in new markets expected to be achieved from the expanded platform.
2024 Acquisitions
On June 3, 2024, the Company completed its acquisition of 100% of the equity interests of Elevated Facility Services Group ("Elevated"). Elevated is a premier provider of contractually based services for all major brands of elevator and escalator equipment. Elevated is headquartered in Florida and serves customers in over 18 states. The results of the Elevated business are reported within the Company's Safety Services segment.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the Elevated acquisition:

Cash paid at closing	$564
Cash deposited into escrow	6
Total consideration	$570

Cash	$6
Accounts receivable	27
Contract assets	29
Other current assets	3
Property and equipment	4
Operating lease right of use assets	2
Intangible assets	257
Goodwill	361
Accounts payable	(9)
Contract liabilities	(16)
Other accrued liabilities	(19)
Current and noncurrent operating and finance lease liabilities	(3)
Deferred tax liabilities	(65)
Other noncurrent liabilities	(7)
Net assets acquired	$570
The Company has not finalized its accounting for any areas of purchase price allocation related to the Elevated acquisition. The Company anticipates that it will finalize its accounting for the Elevated acquisition during the second quarter of 2025.

The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. Based on preliminary estimates, the total amount of goodwill from the Elevated acquisition expected to be deductible for tax purposes is $19.
During the three and six months ended June 30, 2024, the Company incurred transaction costs of $7, which were expensed and included as a component of selling, general, and administrative expenses in the condensed consolidated statements of operations.
The results of operations for Elevated are included in the consolidated financial statements of the Company from the date of acquisition.
In addition to the Elevated acquisition, during the six months ended June 30, 2024, the Company completed six individually immaterial acquisitions for aggregate consideration transferred of $49, made up of cash paid at closing of $41 and accrued consideration of $8. The results of operations of these acquisitions are included in the Company’s condensed consolidated statements of operations from their respective dates of acquisition and were not material.

Other 2024 acquisitions
Cash paid at closing	$41
Accrued consideration	8
Total consideration	$49

Accounts receivable	$2
Property and equipment	3
Intangible assets	20
Goodwill	25
Contract liabilities	(1)
Net assets acquired	$49
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

The Company has not finalized its accounting for Acquisition B23 and four of the individually immaterial acquisitions completed during 2023 and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $47. See Note 6 - "Goodwill and Intangibles" for the provisional goodwill assigned to each segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of acquisition:

	Acquisition A23	Acquisition B23	Other 2023 acquisitions
Cash paid at closing	$30	$27	$22
Cash deposited into escrow	5	—	—
Accrued consideration	3	5	2
Total consideration	$38	$32	$24

Cash and cash equivalents	$—	$1	$—
Accounts receivable	6	7	—
Contract assets	1	2	—
Other current assets	—	—	1
Intangible assets	13	12	11
Goodwill	21	16	14
Other accrued liabilities	—	(2)	—
Contract liabilities	(3)	(4)	(2)
Net assets acquired	$38	$32	$24
For the three months ended June 30, 2024, net revenues and operating income from the Company's material acquisitions that closed over the previous twelve months was $31 and $1, respectively. For the six months ended June 30, 2024, net revenues and operating income from the Company's material acquisitions that closed over the previous twelve months was $46 and $4, respectively.
Accrued consideration
The Company’s acquisition purchase agreements typically include deferred payment provisions, often to sellers who become employees of the Company or its subsidiaries. The provisions are made up of three general types of arrangements, contingent compensation, contingent consideration (both of which are contingent on the future performance of the acquired entity) and deferred payments related to indemnities. Contingent compensation arrangements are typically contingent on the former owner’s future employment with the Company, and the related amounts are recognized over the required employment period, which is typically 1 to 4 years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition and are paid over a 1 to 4 years period. The liability for deferred payments is recognized at the date of acquisition based on the Company’s best estimate and is typically payable over a 1 to 4 years period. Deferred payments are not contingent on any future performance or employment obligations and can be offset for working capital true-ups, and representations and warranty items.
The total contingent compensation arrangement liability was $7 and $9 as of June 30, 2024 and December 31, 2023, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $9 and $15, inclusive of the $7 and $9, accrued as of June 30, 2024 and December 31, 2023, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.
The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 7 - "Fair Value of Financial Instruments."
The total liability for deferred payments was $29 and $17 as of June 30, 2024 and December 31, 2023, respectively, and is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented.
NOTE 4. RESTRUCTURING
During 2022, the Company announced its multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs through fiscal year 2025.

During the six months ended June 30, 2024, the Company incurred pre-tax restructuring costs within the Safety Services segment of $5 in connection with the Chubb restructuring program. Since the Chubb acquisition, the Company has incurred aggregate restructuring costs of $73. As of June 30, 2024, the Company had $22 in restructuring liabilities recorded in other accrued liabilities on the condensed consolidated balance sheets for this plan. In addition, the Company has incurred $8 of related costs which include lease impairment charges, asset write-downs, and consulting fees.
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
The following table summarizes the Company's restructuring liabilities for the six months ended June 30, 2024 and 2023:

December 31, 2023	$32
Charges	5
Payments	(14)
Currency translation adjustment	(1)
June 30, 2024	$22
In addition to the costs noted above, the Company incurred asset write-down costs of $1 for the three and six months ended June 30, 2024. The Company also incurred program related costs of $3 and $7 for the three and six months ended June 30, 2024, respectively.

December 31, 2022	$22
Charges	4
Payments	(11)
Currency translation adjustment	—
June 30, 2023	$15
Additionally, during the six months ended June 30, 2023, the Company incurred $3 of asset write-down costs related to the abandonment of leases.
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
The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing, and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the three and six months ended June 30, 2024, and 2023. Disaggregated net revenues information is as follows:

	Three Months Ended June 30, 2024
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,164	$—	$1,164
Heating, Ventilation, and Air Conditioning ("HVAC")	115	—	115
Infrastructure/Utility	—	246	246
Fabrication	—	47	47
Specialty Contracting	—	160	160
Corporate and Eliminations	—	—	(2)
Net revenues	$1,279	$453	$1,730

	Three Months Ended June 30, 2023
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,098	$—	$1,098
HVAC	127	—	127
Infrastructure/Utility	—	307	307
Fabrication	—	58	58
Specialty Contracting	—	190	190
Corporate and Eliminations	—	—	(9)
Net revenues	$1,225	$555	$1,771

	Six Months Ended June 30, 2024
	Safety Services	Specialty Services	Consolidated
Life Safety	$2,267	$—	$2,267
HVAC	226	—	226
Infrastructure/Utility	—	451	451
Fabrication	—	97	97
Specialty Contracting	—	294	294
Corporate and Eliminations	—	—	(4)
Net revenues	$2,493	$842	$3,331

	Six Months Ended June 30, 2023
	Safety Services	Specialty Services	Consolidated
Life Safety	$2,166	$—	$2,166
HVAC	250	—	250
Infrastructure/Utility	—	547	547
Fabrication	—	113	113
Specialty Contracting	—	325	325
Corporate and Eliminations	—	—	(16)
Net revenues	$2,416	$985	$3,385

	Three Months Ended June 30, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$623	$453	$(2)	$1,074
France	157	—	—	157
Other	499	—	—	499
Net revenues	$1,279	$453	$(2)	$1,730

	Three Months Ended June 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$583	$549	$(9)	$1,123
France	150	—	—	150
Other	492	6	—	498
Net revenues	$1,225	$555	$(9)	$1,771

	Six Months Ended June 30, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,204	$837	$(4)	$2,037
France	319	—	—	319
Other	970	5	—	975
Net revenues	$2,493	$842	$(4)	$3,331

	Six Months Ended June 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,143	$966	$(16)	$2,093
France	306	—	—	306
Other	967	19	—	986
Net revenues	$2,416	$985	$(16)	$3,385
For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at June 30, 2024 was $3,019. The Company expects to recognize revenue on approximately 87% of the remaining performance obligations over the next twelve months.
Contract assets and liabilities
Contract assets and contract liabilities are classified as current in the condensed consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets, and contract liabilities from contracts with customers as of June 30, 2024 and December 31, 2023 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at June 30, 2024	$1,314	$509	$547
Balance at December 31, 2023	1,395	436	526
The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At June 30, 2024 and December 31, 2023, retentions receivable were $145 and $156, respectively, while the portions that may not be received within one year were $33 and $25, respectively.

NOTE 6. GOODWILL AND INTANGIBLES
Goodwill
The following table provides disclosure of goodwill by segment as of June 30, 2024 and December 31, 2023. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2024 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2023	$2,294	$177	$2,471
Acquisitions	386	2	388
Foreign currency translation and other, net(1)	(34)	—	(34)
Goodwill as of June 30, 2024	$2,646	$179	$2,825
(1)    Other includes measurement period adjustments recorded during the six months ended June 30, 2024 related to acquisitions for which the measurement period was open during the six months ended June 30, 2024 (see Note 3 - "Business Combinations").
Intangibles
The Company’s identifiable intangible assets are comprised of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.9	$194	$(157)	$37
Customer relationships	9.9	1,712	(592)	1,120
Trade names and trademarks	11.9	776	(160)	616
Total		$2,682	$(909)	$1,773

	December 31, 2023
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.5	$155	$(154)	$1
Customer relationships	9.4	1,552	(518)	1,034
Trade names and trademarks	12.1	722	(137)	585
Total		$2,429	$(809)	$1,620

Amortization expense recognized on identifiable intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$3	$6	$3	$13
Selling, general, and administrative expenses	52	50	102	98
Total intangible asset amortization expense	$55	$56	$105	$111

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
The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements at June 30, 2024
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$23	$—	$23
Cash flow hedges - cross currency contracts	—	13	—	13
Cash flow hedges - foreign currency forward contracts	—	—	—	—
Net investment hedges - cross currency contracts	—	25	—	25
Fair value hedges - cross currency contracts	—	33	—	33
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Total	$—	$94	$—	$94

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(6)	(6)
Total	$—	$—	$(6)	$(6)

	Fair Value Measurements at December 31, 2023
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$7	$—	$7
Cash flow hedges - cross currency contracts	—	10	—	10
Cash flow hedges - foreign currency forward contracts	—	—	—	—
Net investment hedges - cross currency contracts	—	20	—	20
Fair value hedges - cross currency contracts	—	17	—	17
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Total	$—	$54	$—	$54

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(6)	(6)
Total	$—	$—	$(6)	$(6)
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
The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Six Months Ended June 30, 2024
Balance as of December 31, 2023	$6
Issuances	1
Settlements	(1)
Balance as of June 30, 2024	$6
Number of open contingent consideration arrangements at the end of the period	6
Maximum potential payout at the end of the period	$6
At June 30, 2024, the remaining open contingent consideration arrangements are set to expire at various dates through 2025. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three and six months ended June 30, 2024.

Fair value estimates

The following table presents the carrying amount and fair value of the Company’s variable and non-variable interest rate debt (instruments defined in Note 10 –“Debt”), including current portions and excluding unamortized debt issuance costs. Fair value is estimated by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The interest rates of the variable interest rate long-term debt instruments are generally reset monthly. During the first quarter of 2024, the Company upsized the 2021 Term Loan by an aggregate principal amount equal to $300. During the second quarter of 2024, the Company upsized the 2021 Term Loan by an aggregate principal amount equal to $550 and repriced the 2021 Term Loan and repaid the remaining $330 of the 2019 Term Loan.

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Term Loan	$—	$—	$330	$331
2021 Term Loan	2,257	2,254	1,407	1,407
4.125% Senior Notes	337	307	337	305
4.750% Senior Notes	277	259	277	257
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
Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements do not call for collateral, and no cash collateral had been received or pledged related to the underlying derivatives as of June 30, 2024.

The following table presents the fair value of derivative instruments:

	June 30, 2024			December 31, 2023
	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent liabilities	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,120	$23	$—	$1,120	$7	$—
Cross currency contracts	120	13	—	120	10	—
Foreign currency forward contracts	5	—	—	—	—	—
Fair value hedges:
Cross currency contracts	737	33	—	721	17	—
Net investment hedges:
Cross currency contracts	230	25	—	230	20	—
Total derivatives designated as hedging instruments	2,212	94	—	2,191	54	—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	137	—	—	73	—	1
Total derivatives not designated as hedging instruments	137	—	—	73	—	1

Total derivatives	$2,349	$94	$—	$2,264	$54	$1
The following table presents the after tax effect of derivatives on the condensed consolidated statements of operations:

		Amount of income (expense) recognized in income
Derivatives	Location of income (expense) recognized in the condensed consolidated statements of operations	Three Months Ended June 30,
		2024	2023
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$9	$7
Cross currency contracts	Investment expense (income) and other, net	1	(1)
Cross currency contracts	Interest expense, net	1	(1)
Foreign currency forward contracts	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment expense (income) and other, net	3	(13)
Cross currency contracts	Interest expense, net	—	1
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	1	1
Not designated as hedging instruments:
Foreign currency forward contracts	Investment expense (income) and other, net	—	(1)

		Amount of income (expense) recognized in income
Derivatives	Location of income (expense) recognized in the condensed consolidated statements of operations	Six Months Ended June 30,
		2024	2023
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$18	$15
Cross currency contracts	Investment expense (income) and other, net	3	(2)
Cross currency contracts	Interest expense, net	1	1
Foreign currency forward contracts	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment expense (income) and other, net	15	(22)
Cross currency contracts	Interest expense, net	1	1
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	2	2
Not designated as hedging instruments:
Foreign currency forward contracts	Investment expense (income) and other, net	—	(1)
Currency Effects
The income (expense) from derivatives designed to offset foreign currency exposure and recorded in investment expense (income) and other, net were offset by foreign currency transaction gains and losses resulting in a net (loss) gain of $(1) and $0 for the three months ended June 30, 2024 and 2023, respectively, and $(2) and $0 for the six months ended June 30, 2024 and 2023, respectively.
The following table presents the effect of cash flow and fair value hedge accounting on accumulated other comprehensive income (loss) ("AOCI"):

	Amount of gain (loss) recognized in other comprehensive income		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Three Months Ended June 30,			Three Months Ended June 30,
Derivatives	2024	2023		2024	2023
Cash flow hedging relationships:
Interest rate swaps	$1	$17	Interest expense, net	$4	$4
Cross currency contracts	1	(2)	Investment expense (income) and other, net	1	(1)
Forward currency forward contracts	—	—	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	—	4	Investment expense (income) and other, net	3	(14)
Net investment hedging relationships:
Cross currency contracts	2	(4)	Interest expense, net	1	1

	Amount of gain (loss) recognized in other comprehensive income		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Six Months Ended June 30,			Six Months Ended June 30,
Derivatives	2024	2023		2024	2023
Cash flow hedging relationships:
Interest rate swaps	$13	$8	Interest expense, net	$8	$8
Cross currency contracts	—	(1)	Investment expense (income) and other, net	3	(2)
Forward currency forward contracts	—	—	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	1	4	Investment expense (income) and other, net	15	(22)
Net investment hedging relationships:
Cross currency contracts	4	(5)	Interest expense, net	—	—
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
During 2022, the Company terminated the previously outstanding $720 notional amount interest rate swap with a maturity date in October 2024 ("2024 Interest Rate Swap"). The present value as of the date of termination of the 2024 Interest Rate Swap is recorded in AOCI on the condensed consolidated balance sheets. The fair value previously recognized in AOCI related to interest rate movements of the 2024 Interest Rate Swap is being amortized to interest expense on a straight-line basis through October 2024. As of June 30, 2024, approximately $5 of unrealized pre-tax gains remained in AOCI.
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
As of June 30, 2024, the Company had $1,120 notional amount outstanding in the 2028 Interest Rate Swap and the 2026 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (SOFR) payments for its SOFR based term loan of $2,257. The weighted average fixed rate of interest on these swaps was approximately 3.52%. Variations in the assets and liability balances are primarily driven by changes in the applicable forward yield curves related to SOFR.
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
Fair value hedges
The Company has certain intercompany loans subject to changes in foreign currency exchange rates. In January 2022, the Company entered into three cross-currency swaps each with maturity dates of January 2027 and are designated as fair value hedges with gross notional U.S. dollar equivalents of $271, $241, and $209 in GBP, CAD, and EUR, respectively. In June 2024, the Company entered into a cross-currency swap with a maturity date of June 2029 and designated it as a fair value hedge with gross notional U.S. dollar equivalent of $16 in AUD. The Company measures the effectiveness of fair value hedges on a spot-to-spot basis. Accordingly, the spot-to-spot change in the derivative fair values are recorded in the condensed consolidated statements of operations and perfectly offset the spot-to-spot change in the underlying intercompany loans, and as such, these hedges are deemed highly effective. The excluded component of the fair values of these derivatives is reported in AOCI within shareholders’ equity in the condensed consolidated balance sheets. Any cash flows associated with these instruments are included in operating activities in the condensed consolidated statements of cash flows.
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

NOTE 9. PROPERTY AND EQUIPMENT, NET
The components of property and equipment as of June 30, 2024 and December 31, 2023 are as follows:

	Estimated Useful Lives (In Years)	June 30, 2024	December 31, 2023
Land	N/A	$21	$27
Building	39	102	105
Machinery, equipment, and office equipment	1-20	383	353
Autos and trucks	4-10	108	112
Leasehold improvements	1-15	36	35
Total cost		650	632
Accumulated depreciation		(267)	(247)
Property and equipment, net		$383	$385
Depreciation expense related to property and equipment, including finance leases, was $20 and $19 during the three months ended June 30, 2024 and 2023, and $39 and $38 during the six months ended June 30, 2024 and 2023, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the condensed consolidated statements of operations.
NOTE 10. DEBT
Debt obligations consist of the following:

	Maturity Date	June 30, 2024	December 31, 2023
Term loan facility
2019 Term Loan	October 1, 2026	$—	$330
2021 Term Loan	January 3, 2029	2,257	1,407
Revolving Credit Facility	October 1, 2026	—	—
Senior notes
4.125% Senior Notes	July 15, 2029	337	337
4.750% Senior Notes	October 15, 2029	277	277
Other obligations		4	5
Total debt obligations		2,875	2,356
Less: unamortized deferred financing costs		(27)	(29)
Total debt, net of deferred financing costs		2,848	2,327
Less: short-term and current portion of long-term debt		(4)	(5)
Long-term debt, less current portion		$2,844	$2,322
Term loan facility
During the second quarter of 2024, the Company completed its Sixth Amendment to its credit agreement, refinancing the 2021 Term Loan through an upsizing and repricing and repaying the 2019 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 50 basis points and removed the credit spread adjustment ("CSA"). As part of the transaction, the Company incurred approximately $550 of incremental principal on the 2021 Term Loan. The proceeds were used to repay the remaining $330 of the 2019 Term Loan, repay $100 of the Revolving Credit Facility outstanding, and for general corporate purposes, including to partially fund the Elevated acquisition.
During the first quarter of 2024, the Company completed its Fifth Amendment to its credit agreement, upsizing its 2021 Term Loan by an aggregate principal amount equal to $300. The loan proceeds were directed as consideration for a portion of the purchase price for the Series B Preferred Stock Conversion. For additional information regarding the Series B Preferred Stock Conversion, see Note 15 - "Shareholders' Equity and Redeemable Convertible Preferred Stock."
As of June 30, 2024, the Company had $0 of principal outstanding under the $1,200 term loan (the "2019 Term Loan") with a maturity date of October 1, 2026.
As of June 30, 2024, the Company had $2,257 of principal outstanding under the incremental term loan used to finance the Chubb acquisition (the "2021 Term Loan") with a maturity date of January 3, 2029. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 1.00% or (2) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.00%.
The interest rate applicable to borrowings under the $500 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25%, or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a CSA.
As of June 30, 2024 and December 31, 2023, the Company had no amounts outstanding under the Revolving Credit Facility, and $496 and $495 was available at June 30, 2024 and December 31, 2023, respectively, after giving effect to $4 and $5 of outstanding letters of credit, respectively.
As of June 30, 2024 and December 31, 2023, the Company was in compliance with all applicable debt covenants.
Swap activity
As of June 30, 2024, the Company had the 2026 Interest Rate Swap with $720 of notional value, exchanging one-month SOFR for a fixed rate of 3.59% per annum, and the 2028 Interest Rate Swap with aggregate $400 notional value, exchanging one-month SOFR for a rate of 3.41%. Accordingly, the Company's fixed interest rate per annum on the first swapped $400 notional value of the term loans is 3.41% and the second swapped $720 notional value of the term loans is 3.59% through their maturity. The remaining $1,137 of the term loan balance will bear interest based on one-month SOFR plus 200 basis points, but the rate will fluctuate as SOFR fluctuates. Refer to Note 8 - "Derivatives" for additional information.
Senior notes
4.125% Senior Notes
During 2021, the Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (the “4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The balance as of June 30, 2024 was $337.
4.750% Senior Notes
During 2021, the Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes") issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries. The balance as of June 30, 2024 was $277.
The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of June 30, 2024, and December 31, 2023.
Other obligations
As of June 30, 2024 and December 31, 2023, the Company had $4 and $5 in notes outstanding, respectively, for working capital purposes and the acquisition of equipment and vehicles.

NOTE 11. INCOME TAXES
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, and discrete items. The Company’s effective tax rate was 22.4% and 37.2% for the three months ended June 30, 2024 and 2023, and 24.7% and 35.0% for the six months ended June 30, 2024, and 2023, respectively. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the three and six months ended June 30, 2024 and 2023 is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.
As of June 30, 2024, the Company’s deferred tax assets included a valuation allowance of $110 primarily related to certain net operating loss, capital loss, and tax credit carryforwards of the Company’s foreign subsidiaries. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.
As of June 30, 2024, the Company had gross federal, state, and foreign net operating loss carryforwards of approximately $0, $19, and $110, respectively. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2027. The foreign net operating losses have carryback periods of three years, carryforward periods of twenty years, or are indefinite, and begin to expire in 2036.
The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities in the condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated statements of operations. As of June 30, 2024, and December 31, 2023, the total gross unrecognized tax benefits were $8 and $7, respectively. The Company had accrued gross interest and penalties as of June 30, 2024 and December 31, 2023 of $3 and $2, respectively. During the three and six months ended June 30, 2024 and 2023, the Company did not recognize net interest expense.
If all of the Company’s unrecognized tax benefits as of June 30, 2024, were recognized, $11 would impact the Company’s effective tax rate. The Company does not expect any unrecognized tax benefits to expire in the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. As of June 30, 2024, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2014. There are various other audits in state and foreign jurisdictions, including an ongoing IRS exam related to the 2019 final S Corporation return. No adjustments have been proposed and the Company does not expect the results of the audits to have a material impact on the Interim Statements.
NOTE 12. EMPLOYEE BENEFIT PLANS
Defined benefit pension plans
The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants and frozen for accrual of future service.
The components of the net periodic pension cost (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended June 30,
	2024	2023
Service cost	$2	$1
Interest cost	15	16
Expected return on plan assets	(11)	(19)
Net periodic pension cost (benefit)	$6	$(2)

	Six Months Ended June 30,
	2024	2023
Service cost	$3	$2
Interest cost	30	31
Expected return on plan assets	(21)	(37)
Net periodic pension cost (benefit)	$12	$(4)
Multiemployer pension plans
Certain subsidiaries of the Company contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within cost of revenues on the condensed consolidated statements of operations. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time and the plans in which they participate vary depending upon the location, the number of ongoing projects, and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $25 and $27 during the three months ended June 30, 2024 and 2023, respectively, and $44 and $50 during the six months ended June 30, 2024 and 2023, respectively.
Profit sharing plans
The Company has a trustee-administered profit-sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors, which may be settled in shares of the Company's common stock or in cash. In connection with these plans, the Company recognized $5 and $5 in expense for shares distributed to eligible employees during the three months ended June 30, 2024 and 2023, respectively, and $11 and $10 in expense during the six months ended June 30, 2024 and 2023, respectively.
Employee stock purchase plan
Most of the Company’s employees in the U.S. and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. The Company recognized $2 and $1 of expense during the three months ended June 30, 2024 and 2023, respectively, and $3 and $3 of expense during the six months ended June 30, 2024 and 2023, respectively.
NOTE 13. RELATED-PARTY TRANSACTIONS
The Company incurred advisory fees of $1 during each of the three months ended June 30, 2024 and 2023 and $2 during each of the six months ended June 30, 2024 and 2023, in each case payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors. In addition, dividends for Series A Preferred Stock were declared as of December 31, 2023 and settled in 7,944,104 shares issued during January 2024. The shares were issued to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company's Board of Directors.
During 2022, the Company issued and sold 800,000 shares of the Company’s 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $800. Of the 800,000 shares issued and sold, 200,000 shares were sold to Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), which is the aggregate owner of more than 5% of the Company's outstanding stock for an aggregate purchase price of $200. During the six months ended June 30, 2024, the Company issued dividends of 155,059 shares of common stock on the Series B Preferred Stock held by Viking Purchasers, with 70,798 shares declared in February 2024 and 84,261 shares declared in December 2023. The Company declared and issued dividends of 109,247 and 223,820 shares of common stock on the Series B Preferred Stock held by the Viking Purchasers during the three and six months ended June 30, 2023.
During the first quarter of 2024, the Company executed an agreement with the Viking Purchasers which allowed the exercise of their right to convert all of their Series B Preferred Stock into common stock. For additional information regarding the Series B Preferred Stock Conversion, see Note 15 -"Shareholders' Equity and Redeemable Convertible Preferred Stock."
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
The outstanding liability for these obligations was $16 and $17, and was included in other noncurrent liabilities on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
NOTE 15. SHAREHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
Shareholders' equity
Series A Preferred Stock
The Company had 4,000,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2024 ("Series A Preferred Stock"). The Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis on December 31, 2026.
Common stock
During the three months ended June 30, 2024, the Company issued 12,650,000 shares of the Company’s common stock in a public underwritten offering. The proceeds from this offering totaled approximately $458, net of related expenses. The Company used net proceeds from this offering to finance a portion of the consideration for the Elevated acquisition and for general corporate purposes.
Stock Repurchases
During the first quarter of 2024, the Company's Board of Directors authorized a stock repurchase program ("SRP") to purchase up to an aggregate of $1,000 of shares of the Company's common stock. This stock repurchase program is indefinite, unless otherwise modified or terminated by the Board of Directors at any time in its sole discretion. The SRP authorizes open market, private, and accelerated share repurchase transactions.
During the six months ended June 30, 2024 and 2023, the Company repurchased 16,260,160 and 970,004 shares of common stock for approximately $600 and $23, respectively. The repurchases during the six months ended June 30, 2024 were related to the Series B Preferred Stock Conversion, see below for more information. During the three months ended June 30, 2023, the Company repurchased 428,688 shares of common stock for aggregate payments of approximately $11. As of June 30, 2024, the Company had approximately $400 of authorized repurchases remaining under the SRP.

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

The repurchase price was financed by (i) an incremental term facility of $300 and (ii) cash and available credit from the balance sheet.
Dividends
Following the Series B Preferred Stock Conversion there are no Series B Preferred Shares issued or outstanding and the former holders of Series B Preferred Stock are no longer entitled to receive cumulative dividends. The Company declared a pro rata Series B Preferred Stock dividend of $7, or 283,196 shares of common stock, during the six months ended June 30, 2024 for the Series B Preferred Stock outstanding through February 28, 2024. The Company declared a Series B Preferred Stock dividend of $11, or 436,992 shares of common stock, during the three months ended June 30, 2023. The Company declared and issued a Series B Preferred Stock dividend of $22, or 935,285 shares of common stock, during the six months ended June 30, 2023. The Company declared a Series B Preferred Stock dividend of $11 or 337,044 shares of common stock in December 2023 and $11 or 584,584 shares of common stock in December 2022 and issued the shares in January 2024 and January 2023, respectively.
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

The following table sets forth the computation of earnings per common share using the two-class method. The dilutive effect of outstanding Series A Preferred Stock and the Series A Preferred Stock dividend is reflected in diluted EPS using the if-converted method and options, restricted shares, performance shares, and market shares are reflected using the treasury stock method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Series A Preferred Stock, restricted shares, performance shares, market shares, and stock options are anti-dilutive. (Amounts in millions, except share and per share amounts.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings per common share:
Net income	$69	$48	$114	$74
Less income allocable to Series A Preferred Stock	(7)	(4)	—	(6)
Less income allocable to Series B Preferred Stock	—	(5)	—	(6)
Less stock dividend attributable to Series B Preferred Stock	—	(11)	(7)	(22)
Less conversion of Series B Preferred Stock	—	—	(372)	—
Net income (loss) attributable to common shareholders	$62	$28	$(265)	$40

Weighted average shares outstanding - basic	271,541,999	235,182,839	260,643,137	234,784,799
Income (loss) per common share - basic	$0.23	$0.12	$(1.02)	$0.17

Diluted earnings per common share:
Net income	$69	$48	$114	$74
Less income allocable to Series A Preferred Stock	(7)	(5)	—	(6)
Less stock dividend attributable to Series B Preferred Stock	—	(11)	(7)	(22)
Less conversion of Series B Preferred Stock	—	—	(372)	—
Net income (loss) attributable to common shareholders - diluted	$62	$32	$(265)	$46

Weighted average shares outstanding - basic	271,541,999	235,182,839	260,643,137	234,784,799
Dilutive securities: (1)
Restricted stock units, warrants, and stock options	1,247,621	240,255	—	252,885
Shares issuable upon conversion of Series B Preferred Shares	—	32,520,000	—	32,520,000
Shares issuable pursuant to the Series A Preferred Stock dividend (2)	2,939,298	1,618,596	—	809,298
Weighted average shares outstanding - diluted	275,728,918	269,561,690	260,643,137	268,366,982
Income (loss) per common share - diluted	$0.22	$0.12	$(1.02)	$0.17
1.The following items were excluded from the calculation of diluted shares as their inclusion would be anti-dilutive:
a.For all periods presented, 4,000,000 shares of Series A Preferred Stock, which are convertible to the same number of common shares.
b.For the six months ended June 30, 2024, 125,000 stock options to purchase the same number of common shares.
c.For the six months ended June 30, 2024, 1,160,800 time-based, performance-based, and market-based restricted stock units.
2.For the three months ended June 30, 2024, and the three and six months ended June 30, 2023, dilutive securities include common share equivalents which represent the annual dividend, payable in the form of common shares or cash at the Company's sole option, that Series A Preferred Shares would be entitled to receive assuming that the volume weighted average price of the Company’s common shares for the last ten trading days of the period would be the same average price during the last ten trading days of the calendar year. The holders of the Series A Preferred Stock are entitled to receive an annual dividend based on the increase in the market price of the Company’s common stock (the "Annual

Dividend Amount"). The Annual Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 141,194,638 shares. During 2024, the Annual Dividend amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $33.9465. During 2023, the Annual Dividend amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $24.3968.
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

Summarized financial information for the Company’s reportable segments is presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income (loss) to EBITDA:

	Three Months Ended June 30, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,279	$453	$(2)	$1,730
EBITDA Reconciliation
Operating income (loss)	$139	$35	$(48)	$126
Plus:
Investment (expense) income and other, net	(4)	3	(1)	(2)
Depreciation	7	11	2	20
Amortization	42	13	—	55
EBITDA	$184	$62	$(47)	$199
Total assets	$6,359	$1,144	$458	$7,961
Capital expenditures	6	13	3	22

	Three Months Ended June 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,225	$555	$(9)	$1,771
EBITDA Reconciliation
Operating income (loss)	$98	$41	$(32)	$107
Plus:
Investment income and other, net	3	3	—	6
Depreciation	7	12	—	19
Amortization	42	13	1	56
EBITDA	$150	$69	$(31)	$188
Total assets	$6,107	$1,328	$539	$7,974
Capital expenditures	9	16	—	25

	Six Months Ended June 30, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$2,493	$842	$(4)	$3,331
EBITDA Reconciliation
Operating income (loss)	$264	$42	$(80)	$226
Plus:
Investment (expense) income and other, net	(10)	5	—	(5)
Depreciation	15	22	2	39
Amortization	78	26	1	105
EBITDA	$347	$95	$(77)	$365
Total assets	$6,359	$1,144	$458	$7,961
Capital expenditures	11	23	10	44

	Six Months Ended June 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$2,416	$985	$(16)	$3,385
EBITDA Reconciliation
Operating income (loss)	$194	$41	$(55)	$180
Plus:
Investment income and other, net	6	5	—	11
Loss on extinguishment of debt, net	—	—	(3)	(3)
Depreciation	13	24	1	38
Amortization	83	26	2	111
EBITDA	$296	$96	$(55)	$337
Total assets	$6,107	$1,328	$539	$7,974
Capital expenditures	14	31	1	46

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
•our expectations regarding our acquisitions, including the operational challenges and the expected benefits of acquisitions and future growth, expansion, cross-selling and other value creation opportunities; and
•our beliefs regarding the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity.
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
•our decentralized business model which subjects us to various risks which may impact our ability to execute on our business strategies and integrated policies and processes;
•our participation in joint ventures which presents certain risks, including risks of harm to our reputation for failures of our joint venture partners;
•expansion of our international operations which subjects us to economic, political, and other risks;
•improperly managed projects or project delays that may result in additional costs on claims against us;
•our business strategy, which relies on our ability to successfully acquire other businesses, and integrate acquired businesses into our operations, and our inability to do so could adversely affect our business and results of operations;
•we may not realize the expected benefits of completed acquisitions because of integration and transition difficulties;
•adverse developments in the credit markets that could adversely affect funding of significant projects in our industries and our ability to secure financing, take advantage of acquisition opportunities, or achieve our growth objectives;
•a significant portion of our revenue is recognized over time based on estimates of contract revenue, costs, and profitability, and our reliance on such projections carries risk of a reduction or reversal of previously recorded revenue or profits;
•we have a significant amount of goodwill and identifiable intangible assets that are subject to impairment in the future under certain circumstances;
•any shortfalls in our remediation of the material weaknesses in our internal controls over financial reporting, or in our implementation and maintenance of effective controls, creates certain risks;
•our substantial level of indebtedness, and the associated compliance obligations contained in the financial maintenance covenants in our credit facilities and restrictions on our operations set forth in our Credit Agreement, increases the potential negative impact of interest rate increases and creates risks to our cash flow and operating flexibility;
•we are effectively self-insured against many potential liabilities, which makes estimating our future expenses for claims difficult and which increases the financial risks associated with the realization of such potential liabilities;
•a portion of our contracts allocate the risks of price increases, or reductions in the supply, of the materials we use in our business to us;
•our contracts portfolio contains many highly-regulated government contracts and guaranties of subsidiary contracts, which present elevated risks in the event of contract breach;
•our contracts portfolio is primarily comprised of contracts with durations of less than six months, many of which are subject to reduction or cancellation, which present risks that turn on our ability to maintain a stable pipeline of projects;
•a large portion of our workforce is covered by collective bargaining agreements, works council arrangements and benefit pension plans, which limits our discretion in the management of covered employees, carries a risk of strikes or other concerted activities that may impair our operations, subjects us to potential works council claims and litigation and imposes obligations to fund certain pension plans;
•we are vulnerable to the economic conditions affecting the industries we serve, including the construction industry and the energy sector, which present risks of a decline in demand for our services or in the financial condition of our customers and their ability and willingness to invest in infrastructure projects;
•we often perform our services under dangerous and challenging conditions, which presents substantial risks of injury and associated liability;
•we face regular litigation in our business across a broad range of claims, including costs related to damages we may be assessed relating to our contractual obligations or as a result of product liability claims against our customers;

•we are governed by many health, safety and environmental laws and regulations, which presents significant risks associated with compliance deficiencies;
•certain of the markets we serve are seasonal, and our projects can be negatively impacted by poor or extreme weather;
•we maintain confidential data and information which exposes us to risks associated with cybersecurity incidents and compliance with data privacy and security laws, identity protection and information security;
•we face risks associated with, deterioration in our performance of services, increases in healthcare costs, significant employee misconduct, and adverse regulatory changes, all of which may negatively impact our operations and financial results; and
•our success ultimately depends on our ability to compete successfully in the industries and markets we serve which may be jeopardized by the loss of key senior management personnel or a shortage of highly skilled personnel.
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
We operate our business under two primary operating segments, which are also our reportable segments:
•Safety Services – Our Safety Services segment is a leading provider of safety services in North America, Europe, and Asia Pacific focusing on end-to-end integrated occupancy systems (fire protection, Heating, Ventilation, and Air Conditioning (“HVAC”) and entry), including service, monitoring, inspection, design and installation, of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high-tech, industrial and special-hazard settings.
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

RECENT DEVELOPMENTS AND CERTAIN FACTORS AND TRENDS AFFECTING OUR RESULTS OF OPERATIONS
Acquisitions
On June 3, 2024, we completed the acquisition of Elevated Facility Services Group ("Elevated"). The total net consideration for the Elevated acquisition was $570 million. Elevated is a premier provider of contractually based services for all major brands of elevator and escalator equipment.
For additional information about our acquisition activity, see Note 3 – “Business Combinations" to our condensed consolidated financial statements included herein.
Restructuring
During 2022, we announced our multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs through fiscal year 2025.
During the six months ended June 30, 2024, we have incurred pre-tax restructuring costs within the Safety Services segment of $5 million in connection with the Chubb restructuring program. In total, we estimate that we will recognize approximately $125 million of restructuring and other costs related to the Chubb restructuring program by the end of fiscal year 2025.
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
RESULTS OF OPERATIONS
The following is a discussion of our financial condition and results of operations during the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023.
Three months ended June 30, 2024 compared to the three months ended June 30, 2023

	Three Months Ended June 30,		Change
($ in millions)	2024	2023	$	%
Net revenues	$1,730	$1,771	$(41)	(2.3)%
Cost of revenues	1,186	1,275	(89)	(7.0)%
Gross profit	544	496	48	9.7%
Selling, general, and administrative expenses	418	389	29	7.5%
Operating income	126	107	19	17.8%
Interest expense, net	35	38	(3)	(7.9)%
Investment expense (income) and other, net	2	(6)	(8)	(133.3)%
Other expense, net	37	32	5	15.6%
Income before income taxes	89	75	14	18.7%
Income tax provision	20	27	(7)	(25.9)%
Net income	$69	$48	$21	43.8%
Net revenues
Net revenues for the three months ended June 30, 2024 were $1,730 million compared to $1,771 million for the same period in 2023, a decrease of $41 million or 2.3%. The decrease in net revenues was primarily driven by disciplined project and customer selection and project delays in the Specialty Services segment and the divestiture of an Infrastructure/Utility operating company in the Specialty Services segment during 2023, partially offset by growth in inspection, service, and monitoring revenue and acquisitions completed within the Safety Services segment.
Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2024	2023	$	%
Gross profit	$544	$496	$48	9.7%
Gross margin	31.4%	28.0%
Our gross profit for the three months ended June 30, 2024 was $544 million compared to $496 million for the same period in 2023, an increase of $48 million or 9.7%. Gross margin for the three months ended June 30, 2024 was 31.4%, an increase of 340 basis points compared to the prior year period, primarily due to disciplined project and customer selection, pricing improvements in our Safety Services segment, and an improved mix of inspection, service, and monitoring revenue, which generates higher margins.

Operating expenses
The following table presents operating expenses and operating margin (operating income as a percentage of net revenues) for the three months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2024	2023	$	%
Selling, general, and administrative expenses	$418	$389	$29	7.5%
SG&A expenses as a % of net revenues	24.2%	22.0%
Operating margin	7.3%	6.0%

SG&A expenses (excluding amortization) (non-GAAP)	$366	$339	$27	8.0%
SG&A expenses (excluding amortization) as a % of net revenues (non-GAAP)	21.2%	19.1%
Selling, general, and administrative expenses
Our SG&A expenses for the three months ended June 30, 2024 were $418 million compared to $389 million for the same period in 2023, an increase of $29 million. SG&A expenses as a percentage of net revenues was 24.2% during the three months ended June 30, 2024 compared to 22.0% for the same period in 2023. The increase in SG&A expenses was primarily driven by investments to support our Safety Services segment and acquisition costs that are non-recurring in nature in the three months ended June 30, 2024 compared to 2023. The increase in SG&A expenses was partially offset by savings in our Safety Services segment related to the Chubb restructuring program. Our SG&A expenses excluding amortization for the three months ended June 30, 2024 were $366 million, or 21.2% of net revenues, compared to $339 million, or 19.1% of net revenues, for the same period of 2023. The increase in SG&A expenses excluding amortization as a percentage of net revenues is primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Interest expense, net
Interest expense was $35 million and $38 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in interest expense was primarily due to the investment of the equity and debt cash proceeds prior to the Elevated acquisition.
Investment expense (income) and other, net
Investment expense (income) and other, net was expense of $2 million for the three months ended June 30, 2024 compared to income of $6 million for the same period of 2023. The increase in investment expense and other was primarily due to an increase in non-service pension costs in the current year.
Income tax provision
The effective tax rate for the three months ended June 30, 2024 was 22.4% compared to 37.2% in the same period of 2023. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.
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

Net income and EBITDA
The following table presents net income and EBITDA for the three months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2024	2023	$	%
Net income	$69	$48	$21	43.8%
EBITDA (non-GAAP)	199	188	11	5.9%
Net income as a % of net revenues	4.0%	2.7%
EBITDA as a % of net revenues	11.5%	10.6%
Our net income for the three months ended June 30, 2024 was $69 million compared to $48 million for the same period in 2023, an increase of $21 million. The improvement is attributable to growth in inspection, service, and monitoring revenue and pricing improvements in our Safety Services segment, in addition to improved operating margin due to disciplined project and customer selection in our Safety Services and Specialty Services segments. The increase is also attributable to savings in our Safety Services segment related to the Chubb restructuring program. The net income increase was partially offset by an increase in non-service pension costs of approximately $7 million. Net income as a percentage of net revenues for the three months ended June 30, 2024 and 2023 was 4.0% and 2.7%, respectively. EBITDA for the three months ended June 30, 2024 was $199 million compared to $188 million for the same period in 2023, an increase of $11 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Operating Segment Results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023

	Net Revenues
	Three Months Ended June 30,		Change
($ in millions)	2024	2023	$	%
Safety Services	$1,279	$1,225	$54	4.4%
Specialty Services	453	555	(102)	(18.4)%
Corporate and Eliminations	(2)	(9)	NM	NM
	$1,730	$1,771	$(41)	(2.3)%

	Operating Income (Loss)
	Three Months Ended June 30,		Change
($ in millions)	2024	2023	$	%
Safety Services	$139	$98	$41	41.8%
Safety Services operating margin	10.9%	8.0%
Specialty Services	$35	$41	$(6)	(14.6%)
Specialty Services operating margin	7.7%	7.4%
Corporate and Eliminations	$(48)	$(32)	NM	NM
	$126	$107	$19	17.8%

	EBITDA
	Three Months Ended June 30,		Change
($ in millions)	2024	2023	$	%
Safety Services	$184	$150	$34	22.7%
Safety Services EBITDA as a % of net revenues	14.4%	12.2%
Specialty Services	$62	$69	$(7)	(10.1%)
Specialty Services EBITDA as a % of net revenues	13.7%	12.4%
Corporate and Eliminations	$(47)	$(31)	NM	NM
	$199	$188	$11	5.9%
NM = Not meaningful

The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Safety Services
Safety Services net revenues for the three months ended June 30, 2024 increased by $54 million or 4.4% compared to the same period in 2023. The increase was primarily driven by increased inspection, service, and monitoring revenue and revenue from acquisitions completed during the last year. This increase was also due to continued strength in our end markets and strategic pricing improvements.
Safety Services operating margin for the three months ended June 30, 2024 and 2023 was approximately 10.9% and 8.0%, respectively. The increase was primarily the result of disciplined project and customer selection, pricing improvements, improved mix of inspection, service and monitoring revenue, which generates higher margins, and savings in our Safety Services segment related to the Chubb restructuring program. Safety Services EBITDA as a percentage of net revenues for the three months ended June 30, 2024 and 2023 was approximately 14.4% and 12.2%, respectively. This increase was primarily related to the factors discussed above.
Specialty Services
Specialty Services net revenues for the three months ended June 30, 2024 decreased by $102 or 18.4% compared to the same period in 2023. The decrease was primarily due to continued disciplined project and customer selection, project delays, and the planned exit of a customer relationship in the Infrastructure/Utility reporting unit. The decrease is also due to the divestiture of an Infrastructure/Utility operating company during 2023.
Specialty Services operating margin was approximately 7.7% and 7.4% for the three months ended June 30, 2024 and 2023, respectively. The increase was primarily the result of disciplined project and customer selection. Specialty Services EBITDA as a percentage of net revenues for the three months ended June 30, 2024 and 2023 was approximately 13.7% and 12.4%, respectively, due to the factors discussed above.
Six months ended June 30, 2024 compared to the six months ended June 30, 2023

	Six Months Ended June 30,		Change
($ in millions)	2024	2023	$	%
Net revenues	$3,331	$3,385	$(54)	(1.6)%
Cost of revenues	2,295	2,464	(169)	(6.9)%
Gross profit	1,036	921	115	12.5%
Selling, general, and administrative expenses	810	741	69	9.3%
Operating income	226	180	46	25.6%
Interest expense, net	69	75	(6)	(8.0)%
Loss on extinguishment of debt, net	—	3	(3)	(100.0)%
Investment expense (income) and other, net	5	(11)	(16)	(145.5)%
Other expense, net	74	67	7	10.4%
Income before income taxes	152	113	39	34.5%
Income tax provision	38	39	(1)	(2.6)%
Net income	$114	$74	$40	54.1%

Net revenues
Net revenues for the six months ended June 30, 2024 were $3,331 million compared to $3,385 million for the same period in 2023, a decrease of $54 or 1.6%. The decrease was primarily driven by disciplined project and customer selection and project delays in the Specialty Services segment and the divestiture of an Infrastructure/Utility operating company in the Specialty Services segment during 2023, partially offset by growth in inspection, service, and monitoring revenue in the Safety Services segment.

Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2024	2023	$	%
Gross profit	$1,036	$921	$115	12.5%
Gross margin	31.1%	27.2%
Our gross profit for the six months ended June 30, 2024 was $1,036 million compared to $921 million for the same period in 2023, an increase of $115 million, or 12.5%. Gross margin was 31.1%, an increase of 390 basis points compared to the prior year period, primarily due to disciplined project and customer selection, pricing improvements in our Safety Services segment, and an improved mix of inspection, service, and monitoring revenue, which generates higher margins.
Operating expenses
The following table presents operating expenses and operating margin (operating income (loss) as a percentage of net revenues) for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2024	2023	$	%
Selling, general, and administrative expenses	$810	$741	$69	9.3%
SG&A expense as a % of net revenues	24.3%	21.9%
Operating margin	6.8%	5.3%

SG&A expenses (excluding amortization) (non-GAAP)	$708	$643	$65	10.1%
SG&A expenses (excluding amortization) as a % of net revenues (non-GAAP)	21.3%	19.0%
Selling, general, and administrative expenses
Our SG&A expenses for the six months ended June 30, 2024 were $810 million compared to $741 million for the same period in 2023, an increase of $69 million. SG&A expenses as a percentage of net revenues was 24.3% during the six months ended June 30, 2024 compared to 21.9% for the same period in 2023. The increase in SG&A expenses was primarily driven by investments to support our Safety Services and Specialty Services segments in the six months ended June 30, 2024 compared to 2023. The increase was also due to acquisition costs and third party advisor costs related to the Series B Preferred Stock Conversion that are non-recurring in nature in the six months ended June 30, 2024. The increase in SG&A expenses was partially offset by savings in our Safety Services segment related to the Chubb restructuring program. Our SG&A expenses excluding amortization and impairment for the six months ended June 30, 2024 were $708 million or 21.3% of net revenues, compared to $643 million, or 19.0% of net revenues, for the same period of 2023 primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Interest expense, net
Interest expense was $69 million and $75 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in interest expense was primarily due to the investment of the equity and debt cash proceeds prior to the Elevated acquisition and lower debt issuance cost amortization.
Loss on extinguishment of debt, net
During the six months ended June 30, 2023, we made aggregate payments of $200 million to pay down outstanding principal amounts of the 2019 Term Loan and 2021 Term Loan. In connection with the payments, we recognized a net loss on debt extinguishment of $3 million.

Investment expense (income) and other, net
Investment expense (income) and other, net was expense of $5 million during the six months ended June 30, 2024 compared to income of $11 million for the same period in 2023 The increase in investment expense and other was primarily due to an increase in non-service pension costs in the current year.
Income tax provision
The income tax provision for the six months ended June 30, 2024 was $38 million compared to $39 million in the same period of 2023. This change was driven by increased generated income before taxes in the six months ended June 30, 2024 compared to the same period of the prior year. The effective tax rate for the six months ended June 30, 2024 was 24.7%, compared to 35.0% in the same period of 2023. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.
Net income and EBITDA
The following table presents net income and EBITDA for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2024	2023	$	%
Net income	$114	$74	$40	54.1%
EBITDA (non-GAAP)	365	337	28	8.3%
Net income as a % of net revenues	3.4%	2.2%
EBITDA as a % of net revenues	11.0%	10.0%
Our net income for the six months ended June 30, 2024 was $114 million compared to $74 million for the same period in 2023, an increase of $40 million. The improvement is primarily attributable to growth in inspection, service, and monitoring revenue and pricing improvements in our Safety Services segment, in addition to improved operating margin due to disciplined project and customer selection in our Safety Services and Specialty Services segments. The increase in is also attributable to savings in our Safety Services segment related to the Chubb restructuring program. The net income increase was partially offset by an increase in non-service pension costs of approximately $15 million. Net income as a percentage of net revenues for the six months ended June 30, 2024 and 2023 was 3.4% and 2.2%, respectively. EBITDA for the six months ended June 30, 2024 was $365 million compared to $337 million for the same period in 2023, an increase of $28 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Operating Segment Results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023

	Net Revenues
	Six Months Ended June 30,		Change
($ in millions)	2024	2023	$	%
Safety Services	$2,493	$2,416	$77	3.2%
Specialty Services	842	985	(143)	(14.5)%
Corporate and Eliminations	(4)	(16)	NM	NM
	$3,331	$3,385	(54)	(1.6)%

	Operating Income (Loss)
	Six Months Ended June 30,		Change
($ in millions)	2024	2023	$	%
Safety Services	$264	$194	$70	36.1%
Safety Services operating margin	10.6%	8.0%
Specialty Services	$42	$41	$1	2.4%
Specialty Services operating margin	5.0%	4.2%
Corporate and Eliminations	$(80)	$(55)	NM	NM
	$226	$180	$46	25.6%

	EBITDA
	Six Months Ended June 30,		Change
($ in millions)	2024	2023	$	%
Safety Services	$347	$296	$51	17.2%
Safety Services EBITDA as a % of net revenues	13.9%	12.3%
Specialty Services	$95	$96	$(1)	(1.0%)
Specialty Services EBITDA as a % of net revenues	11.3%	9.7%
Corporate and Eliminations	$(77)	$(55)	NM	NM
	$365	$337	$28	8.3%
NM = Not meaningful
The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Safety Services
Safety Services net revenues for the six months ended June 30, 2024 increased by $77 or 3.2% compared to the same period in 2023. The increase was driven by increased inspection, service, and monitoring revenue and revenue from acquisitions completed in the last year. This increase was also due to continued strength in our end markets and strategic pricing improvements.
Safety Services operating margin for the six months ended June 30, 2024 and 2023 was approximately 10.6% and 8.0%, respectively. The increase was primarily the result of disciplined project and customer selection, pricing improvements, and improved mix of inspection, service, and monitoring revenue, which generates higher margins, and savings in our Safety Services segment related to the Chubb restructuring program. Safety Services EBITDA as a percentage of net revenues for the six months ended June 30, 2024 and 2023 was approximately 13.9% and 12.3%, respectively. This increase was primarily related to the factors discussed above.
Specialty Services
Specialty Services net revenues for the six months ended June 30, 2024 decreased by $143 million or 14.5% compared to the same period in 2023. The decrease was primarily due to continued disciplined project and customer selection, project delays, and the planned exit of a customer relationship in the Infrastructure/Utility reporting unit. The decrease is also due to the divestiture of an Infrastructure/Utility operating company during 2023.
Specialty Services operating margin for the six months ended June 30, 2024 and 2023 was approximately 5.0% and 4.2%, respectively. The increase was primarily the result of disciplined project and customer selection during the six months ended June 30, 2024. Specialty Services EBITDA as a percentage of net revenues for the six months ended June 30, 2024 and 2023 was approximately 11.3% and 9.7%, respectively, due to the factors discussed above.
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
The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization) for the periods indicated:

	Three Months Ended June 30,
($ in millions)	2024	2023
Reported SG&A expenses	$418	$389
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(52)	(50)
SG&A expenses (excluding amortization)	$366	$339

	Six Months Ended June 30,
($ in millions)	2024	2023
Reported SG&A expenses	$810	$741
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(102)	(98)
SG&A expenses (excluding amortization)	$708	$643
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

The following table presents a reconciliation of net income to EBITDA for the periods indicated:

	Three Months Ended June 30,
($ in millions)	2024	2023
Reported net income	$69	$48
Adjustments to reconcile net income to EBITDA:
Interest expense, net	35	38
Income tax provision	20	27
Depreciation	20	19
Amortization	55	56
EBITDA	$199	$188

	Six Months Ended June 30,
($ in millions)	2024	2023
Reported net income	$114	$74
Adjustments to reconcile net income to EBITDA:
Interest expense, net	69	75
Income tax provision	38	39
Depreciation	39	38
Amortization	105	111
EBITDA	$365	$337
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, our access to our $500 million five-year senior secured revolving credit facility (the "Revolving Credit Facility") and the proceeds from debt and equity offerings. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, and inflation, over which we have no control.
As of June 30, 2024, we had $820 million of total liquidity, comprising $324 million in cash and cash equivalents and $496 million ($500 million less outstanding letters of credit of approximately $4 million, which reduce availability) of available borrowings under our Revolving Credit Facility.
During 2022, we completed the Second Amendment to our credit agreement. As part of this amendment, we entered into a $1,100 million seven year incremental term loan ("2021 Term Loan"), the Revolving Credit Facility was upsized by $200 million to $500 million, the maturity date of the Revolving Credit Facility was extended five years, and the letter of credit limit was increased by $100 million to $250 million.
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
During the first quarter of 2024, we completed the Fifth Amendment to our credit agreement, upsizing our 2021 Term Loan by $300 million. The loan proceeds were directed as consideration for a portion of the purchase price for the Series B Preferred Stock Conversion.
During the second quarter of 2024, we completed the Sixth Amendment to our credit agreement, repaying the 2019 Term Loan and refinancing the 2021 Term Loan through an upsizing and repricing. We incurred approximately $550 million of incremental principal on our 2021 Term Loan. The proceeds were used to repay the remaining $330 million of the 2019

Term Loan, repay $100 million of the Revolving Credit Facility outstanding, and for general corporate purposes, including to partially fund the Elevated acquisition.
During the second quarter of 2024, we issued 12,650,000 shares of Company common stock in a public underwritten offering. The proceeds from this offering totaled approximately $458 million, net of related expenses. We expect to use the net proceeds from this offering for general corporate purposes, which may include future acquisitions and other business opportunities, capital expenditures and working capital.
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
On February 26, 2024, our Board of Directors authorized a stock repurchase program ("SRP") to purchase up to an aggregate of $1,000 million of shares of our common stock. This stock repurchase program is indefinite, unless otherwise modified or terminated by our Board of Directors at any time in its sole discretion. During the six months ended June 30, 2024, we repurchased 16,260,160 shares of common stock for approximately $600 million. As of June 30, 2024, we had approximately $400 million of authorized repurchases remaining under the SRP.
In 2022, our Board of Directors authorized a stock repurchase program ("2022 SRP"), authorizing the purchase of up to an aggregate of $250 million of common stock through February 2024. The 2022 SRP expired on February 29, 2024.
Cash Flows
The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
($ in millions)	2024	2023
Net cash provided by operating activities	117	73
Net cash used in investing activities	(623)	(82)
Net cash provided by (used in) financing activities	357	(232)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(5)	4
Net decrease in cash, cash equivalents, and restricted cash	$(154)	$(237)
Cash, cash equivalents, and restricted cash, end of period	$326	$370
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $117 million for the six months ended June 30, 2024 compared to $73 million for the same period in 2023. The increase in cash provided by operating activities is primarily due to an increase in net income in the period. This increase in cash provided is also driven by lower working capital needs associated with the various services we provided in the six months ended June 30, 2024 compared to the same period of the prior year. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed.
Net Cash Used in Investing Activities
Net cash used in investing activities was $623 million for the six months ended June 30, 2024 compared to $82 million for the same period in 2023. During the six months ended June 30, 2024, we completed the Elevated acquisition and several individually immaterial acquisitions, resulting in the use of $606 million for acquisitions during the six months ended June 30, 2024 compared to $45 million for the same period in 2023.

Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $357 million for the six months ended June 30, 2024 compared to $232 million used in financing activities for the same period in 2023. The increase in cash provided by financing activities was primarily driven by equity and debt issuances in the six months ended June 30, 2024 . In the six months ended June 30, 2024, cash provided by financing activities was higher due to $850 million of proceeds from the repricing transactions of the 2021 Term Loan, and $458 million of proceeds from the issuance of common shares. The increase in cash used in financing activities in the six months ended June 30, 2024 was partially offset by $334 million of payments on long-term borrowings and $600 million of payments for conversion of the Series B Preferred Stock.
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
During the first quarter of 2024, we completed the Fifth Amendment to our credit agreement, upsizing our 2021 Term Loan by an aggregate principal amount equal to $300 million. The loan proceeds were directed as consideration for a portion of the purchase price for the Series B Preferred Stock Conversion.
During the second quarter of 2024, we completed the Sixth Amendment to our credit agreement, refinancing the 2021 Term Loan through an upsizing and repricing and repaying the 2019 Term Loan. We incurred approximately $550 million of incremental principal our 2021 Term Loan. The proceeds were used to repay the remaining $330 million of the 2019 Term Loan, repay $100 million of the Revolving Credit Facility loan outstanding, and for general corporate purposes, including to partially fund the Elevated acquisition.
In 2023, we completed repricing of our 2019 Term Loan and 2021 Term Loan. The repricing reduces the applicable margin on all outstanding amounts by 25 basis points. Additionally, $422 million of the 2019 Term Loan was extended to the 2021 Term Loan and assumed all the same terms as the repriced 2021 Term Loan.
The amended interest rate applicable to the 2021 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 1.00% or (b) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.00%. The 2021 Term Loan matures on January 3, 2029. The 2021 Term Loan is subject to the same mandatory prepayment provisions as the 2019 Term Loan. Based on the early prepayments we have made, we do not owe any quarterly principal amounts for the remainder of the 2021 Term Loan.
The interest rate applicable to borrowings under the Revolving Credit Facility is, at our option, either (a) a base rate plus an applicable margin equal to 1.25% or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a CSA.
The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of June 30, 2024 was 2.0:1.0.

As of June 30, 2024, the 2019 Term Loan and the 2021 Term Loan have remaining principal amounts of $0 million and $2,257 million, respectively. We had no amounts outstanding under the Revolving Credit Facility, under which $496 million was available after giving effect to $4 million of outstanding letters of credit, which reduces availability.
Senior Notes
On June 22, 2021, APi Group DE completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay a previously outstanding term loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. As of June 30, 2024, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.
On October 21, 2021, a wholly-owned subsidiary of the Company, completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb Acquisition. As of June 30, 2024, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.
Debt Covenants
We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes and Credit Agreement as of June 30, 2024 and December 31, 2023.
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
The repurchase price was financed by (i) an incremental term facility of $300 and (ii) cash and available credit from the balance sheet.

Material Cash Requirements from Known Contractual and Other Obligations
Our material cash requirements from known contractual and other obligations primarily relate to the following, for which information on both a short-term and long-term basis is provided in the indicated notes to the Interim Statements and expected to be satisfied using cash generated from operations:
•Operating and Finance Leases – See Note 12 – "Leases" in the Annual Report on Form 10-K filed on February 28, 2024. We have not had material changes to our lease obligations during the six months ended June 30, 2024.
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
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of June 30, 2024, our outstanding variable interest rate debt was primarily related to our $2,257 million 2021 Term Loan. To mitigate increases in variable interest rates, we have a $720 million interest rate swap, exchanging one-month SOFR for a rate of 3.59% per annum and a $400 million interest rate swap exchanging one-month SOFR for a rate of 3.41% per annum. In addition, interest expense will be offset by the amortization through October 2024 of the remaining gain of $5 million recognized from the termination of the previously outstanding $720 million notional amount interest rate swap. The remaining floating rate portfolio will bear interest based on one-month SOFR plus 200 basis points. As of June 30, 2024, excluding letters of credit outstanding of $4 million, we had no amounts of outstanding revolving loans under our Credit Agreement.
Foreign currency risk
We have operations in over 20 countries globally. Revenues generated from foreign operations represented approximately 38% and 39% of our consolidated net revenues for the three and six months ended June 30, 2024. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the six months ended June 30, 2024. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment income and other, net, in the condensed consolidated statements of operations and were a (loss) gain of $(1) and $0 million for the three months ended June 30, 2024 and 2023 respectively, and $(2) million and $0 million for the six months ended June 30, 2024 and 2023, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation (losses) gains totaled approximately $(1) million and $27 million for the three months ended June 30, 2024 and 2023, respectively, and $(43) million and $41 million for the six months ended June 30, 2024 and 2023, respectively.
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
Significant declines in market prices for oil, gas, and other fuel sources may also impact our operations. Prolonged periods of low oil and gas prices may result in projects being delayed or canceled and in a low oil and gas price environment, certain of our businesses could become less profitable or incur losses.
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
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of June 30, 2024 due to the material weaknesses in internal control over financial reporting described below, which were previously disclosed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based

on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2024 due to the material weaknesses in internal control over financial reporting identified and further described below.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We continue to have previously identified control deficiencies that are not remediated as of June 30, 2024 related to user access controls specific to segregation of duties in the Company’s change management process in certain information technology systems of the Chubb fire and security business that was acquired in 2022, which resulted from ineffective risk assessment. We also continue to have previously identified control deficiencies that are not remediated as of June 30, 2024 related to adequate controls to ensure the completeness and accuracy of time keeping and service order information used in the financial reporting processes of certain businesses that is processed and hosted by a third-party service organization. These control deficiencies constitute material weaknesses in our internal control over financial reporting as of June 30, 2024.
Ongoing Remediation Plan
Management has undertaken various steps to continue remediating such control deficiencies and has seen improved results versus December 31, 2023. Steps taken by us during the three months ended June 30, 2024 include the following:
•Completed the mapping of conflicts within certain information technology systems and developed reports which were reviewed by management to ensure roles were appropriately designed and all conflicts are appropriately mitigated.
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
Changes in Internal Control over Financial Reporting
We are executing our remediation plans to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Other than changes described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors contained in Part I, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company did not have any purchases of equity securities during the three months ended June 30, 2024.
ITEM 4. MINE SAFETY DISCLOSURES
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, Louis Lambert, an officer of the Company, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On May 6, 2024, Mr. Lambert adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company's common stock (a "Rule 10b5-1 Trading Plan") that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Lambert’s Rule 10b5-1 Trading Plan provides for the sale of up to 17,513 shares of our common stock pursuant to one or more limit orders until December 31, 2024, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended June 30, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

10.25
Amendment No. 6 to Credit Agreement, dated as of May 10, 2024, among APi DE, Inc., as borrower, APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent. (Incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed May 13, 2024)

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

APi GROUP CORPORATION

August 1, 2024	/s/ Russell A. Becker
Russell A. Becker
Chief Executive Officer
(Duly Authorized Officer)

August 1, 2024	/s/ Kevin S. Krumm
Kevin S. Krumm
Chief Financial Officer
(Principal Financial Officer)