Form 10-Q
period 2024-09-30
APi Group Corp
filed 2024-10-31
CIK 1796209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 274,775,770 shares of common stock as of October 24, 2024.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APi Group Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$487	$479
Accounts receivable, net of allowances of $4 and $5 at September 30, 2024 and December 31, 2023, respectively	1,344	1,395
Inventories	155	150
Contract assets	553	436
Prepaid expenses and other current assets	152	122
Total current assets	2,691	2,582

Property and equipment, net	387	385
Operating lease right of use assets	264	233
Goodwill	2,931	2,471
Intangible assets, net	1,732	1,620
Deferred tax assets	68	113
Pension and post-retirement assets	103	111
Other assets	69	75
Total assets	$8,245	$7,590

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$5	$5
Accounts payable	454	472
Contingent consideration and compensation liabilities	20	22
Accrued salaries and wages	342	363
Contract liabilities	570	526
Operating and finance leases	89	75
Other accrued liabilities	301	344
Total current liabilities	1,781	1,807

Long-term debt, less current portion	2,847	2,322
Pension and post-retirement obligations	52	50
Contingent consideration and compensation liabilities	23	11
Operating and finance leases	193	172
Deferred tax liabilities	248	233
Other noncurrent liabilities	134	127
Total liabilities	5,278	4,722

Commitments and contingencies (Note 14)

5.5% Series B Redeemable Convertible Preferred Stock, $0.0001 par value, 0 and 800,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	797

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock; $0.0001 par value, 500,000,000 authorized shares, 274,761,552 shares and 235,575,316 shares issued at September 30, 2024 and December 31, 2023, respectively (excluding 8,281,148 shares declared for stock dividend at December 31, 2023)	—	—
Additional paid-in capital	3,300	2,572
Retained earnings (accumulated deficit)	148	(11)
Accumulated other comprehensive loss	(481)	(490)
Total shareholders’ equity	2,967	2,071
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$8,245	$7,590

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$1,826	$1,784	$5,157	$5,169
Cost of revenues	1,259	1,273	3,554	3,737
Gross profit	567	511	1,603	1,432
Selling, general, and administrative expenses	425	407	1,235	1,148
Operating income	142	104	368	284
Interest expense, net	41	37	110	112
Loss on extinguishment of debt, net	—	—	—	3
Investment expense (income) and other, net	1	(7)	6	(18)
Other expense, net	42	30	116	97
Income before income taxes	100	74	252	187
Income tax provision	31	20	69	59
Net income	$69	$54	$183	$128
Net income (loss) attributable to common shareholders:
Stock dividend on Series B Preferred Stock	$—	$(11)	$(7)	$(33)
Conversion of Series B Preferred Stock	—	—	(372)	—
Net income (loss) attributable to common shareholders	$69	$43	$(196)	$95
Net income (loss) per common share:
Basic	$0.23	$0.15	$(0.74)	$0.32
Diluted	0.23	0.15	(0.74)	0.32
Weighted average shares outstanding:
Basic	275	235	265	235
Diluted	276	270	265	269
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$69	$54	$183	$128
Other comprehensive income (loss):
Fair value change - derivatives, net of tax benefit (expense) of $7, $—, $1, and $(2), respectively	(22)	1	(5)	7
Foreign currency translation adjustment	69	(63)	26	(22)
Comprehensive income (loss)	$116	$(8)	$204	$113
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	4,000,000	$—	235,575,316	$—	$2,572	$(11)	$(490)	$2,071
Net income	—	—	—	—	—	45	—	45
Fair value change - derivatives	—	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	—	—	(42)	(42)
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Series A Preferred Stock dividend	—	—	7,944,104	—	—	—	—	—
Series B Preferred Stock dividend	—	—	620,240	—	7	(7)	—	—
Conversion of Series B Preferred Stock, net	—	—	16,260,163	—	214	(17)	—	197
Profit sharing plan contributions	—	—	510,319	—	18	—	—	18
Share-based compensation and other, net	—	—	726,809	—	3	—	—	3
Balance, March 31, 2024	4,000,000	$—	261,636,951	$—	$2,814	$10	$(523)	$2,301
Net income	—	—	—	—	—	69	—	69
Fair value change - derivatives	—	—	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Issuance of common shares	—	—	12,650,000	—	458	—	—	458
Share-based compensation and other, net	—	—	32,702	—	8	—	—	8
Balance, June 30, 2024	4,000,000	$—	274,319,653	$—	$3,280	$79	$(524)	$2,835
Net income	—	—	—	—	—	69	—	69
Fair value change - derivatives	—	—	—	—	—	—	(22)	(22)
Foreign currency translation adjustment	—	—	—	—	—	—	69	69
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Share-based compensation and other, net	—	—	441,899	—	20	—	—	20
Balance, September 30, 2024	4,000,000	$—	274,761,552	$—	$3,300	$148	$(481)	$2,967

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	4,000,000	$—	233,403,912	$—	$2,558	$(164)	$(267)	$2,127
Net income	—	—	—	—	—	26	—	26
Fair value change - derivatives	—	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustment	—	—	—	—	—	—	14	14
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Series B Preferred Stock dividend	—	—	1,082,877	—	—	—	—	—
Share repurchases	—	—	(541,316)	—	(12)	—	—	(12)
Profit sharing plan contributions	—	—	631,194	—	14	—	—	14
Share-based compensation and other, net	—	—	636,233	—	9	—	—	9
Balance, March 31, 2023	4,000,000	$—	235,212,900	$—	$2,569	$(138)	$(266)	$2,165
Net income	—	—	—	—	—	48	—	48
Fair value change - derivatives	—	—	—	—	—	—	15	15
Foreign currency translation adjustment	—	—	—	—	—	—	27	27
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Series B Preferred Stock dividend	—	—	436,992	—	—	—	—	—
Share repurchases	—	—	(428,688)	—	(11)	—	—	(11)
Share-based compensation and other, net	—	—	49,201	—	7	—	—	7
Balance, June 30, 2023	4,000,000	$—	235,270,405	$—	$2,565	$(90)	$(228)	$2,247
Net income	—	—	—	—	—	54	—	54
Fair value change - derivatives	—	—	—	—	—	—	1	1
Foreign currency translation adjustment	—	—	—	—	—	—	(63)	(63)
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Share repurchases	—	—	(656,489)	—	(18)	—	—	(18)
Share-based compensation and other, net	—	—	532,119	—	15	—	—	15
Balance, September 30, 2023	4,000,000	$—	235,146,035	$—	$2,562	$(36)	$(294)	$2,232
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$183	$128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60	59
Amortization	161	167
Restructuring charges, net of cash paid	(15)	17
Deferred taxes	1	5
Share-based compensation expense	26	19
Profit-sharing expense	20	14
Non-cash lease expense	73	55
Net periodic pension expense (benefit)	20	(9)
Loss on extinguishment of debt, net	—	3
Other, net	(22)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	101	23
Contract assets	(95)	(78)
Inventories	1	2
Prepaid expenses and other current assets	(28)	(62)
Accounts payable	(34)	(47)
Accrued liabilities and income taxes payable	(44)	(27)
Contract liabilities	18	9
Other assets and liabilities	(89)	(61)
Net cash provided by operating activities	337	217
Cash flows from investing activities:
Acquisitions, net of cash acquired	(647)	(57)
Purchases of property and equipment	(66)	(64)
Proceeds from sales of property and equipment	33	13
Net cash used in investing activities	(680)	(108)
Cash flows from financing activities:
Proceeds from long-term borrowings	850	—
Payments on long-term borrowings	(335)	(206)
Repurchases of common stock	—	(41)
Proceeds from issuance of common shares	458	—
Conversion of Series B Preferred Stock	(600)	—
Payments of acquisition-related consideration	(7)	(4)
Restricted shares tendered for taxes	(12)	(2)
Other financing activities	(6)	—
Net cash provided by (used in) financing activities	348	(253)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	4	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	9	(145)
Cash, cash equivalents, and restricted cash, beginning of period	480	607
Cash, cash equivalents, and restricted cash, end of period	$489	$462
Supplemental cash flow disclosures:
Cash paid for interest, net of interest income	$114	$119
Cash paid for income taxes, net of refunds	66	70
Accrued consideration issued in business combinations	21	5
Shares of common stock issued to profit sharing plan	18	14
Shares of common stock issued for conversion of Series B Preferred Stock	569	—
See notes to condensed consolidated financial statements.

APi Group Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in millions, except shares and where noted otherwise)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of business
APi Group Corporation (the “Company” or “APG”) is a global, market-leading business services provider of fire and life safety, security, elevator and escalator, and specialty services with a substantial recurring revenue base and over 500 locations worldwide.
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
Investments
The Company holds investments in joint ventures, the majority of which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company exercises control over one joint venture that is consolidated into the Company's financial statements and the results for that joint venture for the three and nine months ended September 30, 2024 were immaterial. The Company’s share of earnings from the non-consolidated joint ventures was $2 and $1 during the three months ended September 30, 2024 and 2023, respectively, and $6 and $5 during the nine months ended September 30, 2024 and 2023, respectively. The earnings are recorded within investment expense (income) and other, net in the condensed consolidated statements of operations. The investment balances were $6 and $4 as of September 30, 2024 and December 31, 2023, respectively, and are recorded within other assets in the condensed consolidated balance sheets.
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
Elevated acquisition
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
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the Elevated acquisition:

Cash paid at closing	$573
Cash deposited into escrow	6
Total consideration	$579

Cash	$7
Accounts receivable	29
Contract assets	19
Other current assets	5
Property and equipment	5
Operating lease right of use assets	1
Intangible assets	222
Goodwill	392
Accounts payable	(12)
Contract liabilities	(15)
Other accrued liabilities	(11)
Current and noncurrent operating and finance lease liabilities	(3)
Deferred tax liabilities	(55)
Other noncurrent liabilities	(5)
Net assets acquired	$579

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
During the nine months ended September 30, 2024, the Company incurred transaction costs of $7, which were expensed and included as a component of selling, general, and administrative expenses in the condensed consolidated statements of operations.
The results of operations for Elevated are included in the consolidated financial statements of the Company from the date of acquisition.
Other 2024 acquisitions
During the three months ended September 30, 2024, the Company completed an acquisition included within the Safety Services segment ("Acquisition A24"). The results of the A24 business are reported within the Company's Safety Services segment. Consideration for Acquisition A24 included cash paid at closing of $24 and accrued consideration of $9.
During the nine months ended September 30, 2024, the Company completed seven individually immaterial acquisitions for aggregate consideration transferred of $68, made up of cash paid at closing of $56 and accrued consideration of $12. The company has not finalized its accounting for acquisitions completed during 2024, and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $44. The results of operations of these acquisitions are included in the Company’s condensed consolidated statements of operations from their respective dates of acquisition and were not material.

	Acquisition A24	Other 2024 acquisitions
Cash paid at closing	$24	$56
Accrued consideration	9	12
Total consideration	$33	$68

Cash and cash equivalents	$6	$—
Accounts receivable	15	1
Other current assets	3	—
Property and equipment	2	3
Intangible assets	8	29
Goodwill	9	37
Accounts payable	(2)	—
Other accrued liabilities	(3)	—
Contract liabilities	(5)	(2)
Net assets acquired	$33	$68
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

The Company has not finalized its accounting for Acquisition B23 and one of the individually immaterial acquisitions completed during 2023 and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $47. See Note 6 - "Goodwill and Intangibles" for the provisional goodwill assigned to each segment.

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
For the three months ended September 30, 2024, net revenues and operating income from the Company's material acquisitions that closed over the previous twelve months was $64 and $5, respectively. For the nine months ended September 30, 2024, net revenues and operating income from the Company's material acquisitions that closed over the previous twelve months was $96 and $6, respectively.
Accrued consideration
The Company’s acquisition purchase agreements typically include deferred payment provisions, often to sellers who become employees of the Company or its subsidiaries. The provisions are made up of three general types of arrangements, contingent compensation, contingent consideration (both of which are contingent on the future performance of the acquired entity), and deferred payments related to indemnities. Contingent compensation arrangements are typically contingent on the former owner’s future employment with the Company and the related amounts are recognized over the required employment period, which is typically 1 to 4 years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition and are paid over a period of 1 to 4 years. The liability for deferred payments is recognized at the date of acquisition based on the Company’s best estimate and is typically payable over a period of 1 to 4 years. Deferred payments are not contingent on any future performance or employment obligations and can be offset for working capital true-ups, and representations and warranty items.
The total contingent compensation arrangement liability was $3 and $9 as of September 30, 2024 and December 31, 2023, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $4 and $15, inclusive of the $3 and $9, accrued as of September 30, 2024 and December 31, 2023, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.

The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 7 - "Fair Value of Financial Instruments."
The total liability for deferred payments was $31 and $17 as of September 30, 2024 and December 31, 2023, respectively, and is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented.
NOTE 4. RESTRUCTURING
During 2022, the Company announced its multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs through fiscal year 2025.
During the nine months ended September 30, 2024, the Company incurred pre-tax restructuring costs within the Safety Services segment of $5 in connection with the Chubb restructuring program. Since the Chubb acquisition, the Company has incurred aggregate restructuring costs of $73. As of September 30, 2024, the Company had $18 in restructuring liabilities recorded in other accrued liabilities on the condensed consolidated balance sheets for this plan. In addition, the Company has incurred $12 of related costs during the nine months ended September 30, 2024, which include lease impairment charges, asset write-downs, and consulting fees.
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
The following table summarizes the Company's restructuring liabilities for the nine months ended September 30, 2024 and 2023:

December 31, 2023	$32
Charges	5
Payments	(19)
September 30, 2024	$18
In addition to the costs noted above, the Company incurred asset write-down costs of $0 and $1 for the three and nine months ended September 30, 2024, respectively. The Company also incurred program related costs of $4 and $11 for the three and nine months ended September 30, 2024, respectively.

December 31, 2022	$22
Charges	21
Payments	(18)
Reversals	(1)
Currency translation adjustment	(1)
September 30, 2023	$23
Additionally, during the nine months ended September 30, 2023, the Company incurred $4 of asset write-down costs, related to the abandonment of leases. The Company also incurred program related costs of $1 for the nine months ended September 30, 2023.

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
The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing, and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the three and nine months ended September 30, 2024 and 2023. Disaggregated net revenues information is as follows:

	Three Months Ended September 30, 2024
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,203	$—	$1,203
Heating, Ventilation, and Air Conditioning ("HVAC")	132	—	132
Infrastructure/Utility	—	283	283
Fabrication	—	63	63
Specialty Contracting	—	147	147
Corporate and Eliminations	—	—	(2)
Net revenues	$1,335	$493	$1,826

	Three Months Ended September 30, 2023
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,084	$—	$1,084
HVAC	133	—	133
Infrastructure/Utility	—	360	360
Fabrication	—	42	42
Specialty Contracting	—	167	167
Corporate and Eliminations	—	—	(2)
Net revenues	$1,217	$569	$1,784

	Nine Months Ended September 30, 2024
	Safety Services	Specialty Services	Consolidated
Life Safety	$3,470	$—	$3,470
HVAC	358	—	358
Infrastructure/Utility	—	734	734
Fabrication	—	160	160
Specialty Contracting	—	441	441
Corporate and Eliminations	—	—	(6)
Net revenues	$3,828	$1,335	$5,157

	Nine Months Ended September 30, 2023
	Safety Services	Specialty Services	Consolidated
Life Safety	$3,250	$—	$3,250
HVAC	383	—	383
Infrastructure/Utility	—	907	907
Fabrication	—	155	155
Specialty Contracting	—	492	492
Corporate and Eliminations	—	—	(18)
Net revenues	$3,633	$1,554	$5,169

	Three Months Ended September 30, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$689	$493	$(2)	$1,180
France	153	—	—	153
Other	493	—	—	493
Net revenues	$1,335	$493	$(2)	$1,826

	Three Months Ended September 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$595	$559	$(2)	$1,152
France	140	—	—	140
Other	482	10	—	492
Net revenues	$1,217	$569	$(2)	$1,784

	Nine Months Ended September 30, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,893	$1,330	$(6)	$3,217
France	472	—	—	472
Other	1,463	5	—	1,468
Net revenues	$3,828	$1,335	$(6)	$5,157

	Nine Months Ended September 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,738	$1,525	$(18)	$3,245
France	446	—	—	446
Other	1,449	29	—	1,478
Net revenues	$3,633	$1,554	$(18)	$5,169
For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at September 30, 2024 was $2,978. The Company expects to recognize revenue on approximately 89% of the remaining performance obligations over the next twelve months.

Contract assets and liabilities
Contract assets and contract liabilities are classified as current in the condensed consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets, and contract liabilities from contracts with customers as of September 30, 2024 and December 31, 2023 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at September 30, 2024	$1,344	$553	$570
Balance at December 31, 2023	1,395	436	526
The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At September 30, 2024 and December 31, 2023, retentions receivable were $149 and $156, respectively, while the portions that may not be received within one year were $36 and $25, respectively.
NOTE 6. GOODWILL AND INTANGIBLES
Goodwill
The following table provides disclosure of goodwill by segment as of September 30, 2024 and December 31, 2023. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2024 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2023	$2,294	$177	$2,471
Acquisitions	446	2	448
Foreign currency translation and other, net (1)	12	—	12
Goodwill as of September 30, 2024	$2,752	$179	$2,931
(1)    Other includes immaterial measurement period adjustments recorded during the nine months ended September 30, 2024 related to acquisitions for which the measurement period was open during the nine months ended September 30, 2024 (see Note 3 - "Business Combinations").
Intangibles
The Company’s identifiable intangible assets are comprised of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	1.2	$167	$(158)	$9
Customer relationships	9.1	1,772	(641)	1,131
Trade names and trademarks	11.5	767	(175)	592
Total		$2,706	$(974)	$1,732

	December 31, 2023
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.5	$155	$(154)	$1
Customer relationships	9.4	1,552	(518)	1,034
Trade names and trademarks	12.1	722	(137)	585
Total		$2,429	$(809)	$1,620
Amortization expense recognized on identifiable intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$(1)	$7	$2	$20
Selling, general, and administrative expenses	57	49	159	147
Total intangible asset amortization expense	$56	$56	$161	$167
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
Recurring fair value measurements
The Company’s financial assets and liabilities (adjusted to fair value at least quarterly) are derivative instruments and contingent consideration obligations. In the condensed consolidated balance sheets, derivative instruments are primarily included in other assets and other noncurrent liabilities and contingent consideration obligations are primarily included in contingent consideration and compensation liabilities.

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements at September 30, 2024
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - cross currency contracts	$—	$10	$—	$10
Cash flow hedges - foreign currency forward contracts	—	—	—	—
Net investment hedges - cross currency contracts	—	18	—	18
Fair value hedges - cross currency contracts	—	11	—	11
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	1	—	1
Total	$—	$40	$—	$40

Financial liabilities:
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	—	(4)	—	(4)
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(9)	(9)
Total	$—	$(4)	$(9)	$(13)

	Fair Value Measurements at December 31, 2023
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges - interest rate swaps	$—	$7	$—	$7
Cash flow hedges - cross currency contracts	—	10	—	10
Cash flow hedges - foreign currency forward contracts	—	—	—	—
Net investment hedges - cross currency contracts	—	20	—	20
Fair value hedges - cross currency contracts	—	17	—	17
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Total	$—	$54	$—	$54

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(6)	(6)
Total	$—	$—	$(6)	$(6)
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
The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Nine Months Ended September 30, 2024
Balance as of December 31, 2023	$6
Issuances	9
Settlements	(6)
Balance as of September 30, 2024	$9
Number of open contingent consideration arrangements at the end of the period	6
Maximum potential payout at the end of the period	$9
At September 30, 2024, the remaining open contingent consideration arrangements are set to expire at various dates through 2026. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three and nine months ended September 30, 2024.
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

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Term Loan	$—	$—	$330	$331
2021 Term Loan	2,257	2,257	1,407	1,407
4.125% Senior Notes	337	316	337	305
4.750% Senior Notes	277	264	277	257
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
Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements do not call for collateral and no cash collateral had been received or pledged related to the underlying derivatives as of September 30, 2024.
The following table presents the fair value of derivative instruments:

	September 30, 2024			December 31, 2023
	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent liabilities	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,840	$—	$4	$1,120	$7	$—
Cross currency contracts	120	10	—	120	10	—
Foreign currency forward contracts	3	—	—	—	—	—
Fair value hedges:
Cross currency contracts	737	11	—	721	17	—
Net investment hedges:
Cross currency contracts	230	18	—	230	20	—
Total derivatives designated as hedging instruments	2,930	39	4	2,191	54	—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	109	1	—	73	—	1
Total derivatives not designated as hedging instruments	109	1	—	73	—	1

Total derivatives	$3,039	$40	$4	$2,264	$54	$1

The following table presents the after tax effect of derivatives on the condensed consolidated statements of operations:

		Amount of income (expense) recognized in income
Derivatives	Location of income (expense) recognized in the condensed consolidated statements of operations	Three Months Ended September 30,
		2024	2023
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$9	$8
Cross currency contracts	Investment expense (income) and other, net	(4)	3
Cross currency contracts	Interest expense, net	1	1
Foreign currency forward contracts	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment expense (income) and other, net	(26)	22
Cross currency contracts	Interest expense, net	1	1
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	1	1
Not designated as hedging instruments:
Foreign currency forward contracts	Investment expense (income) and other, net	—	—

		Amount of income (expense) recognized in income
Derivatives	Location of income (expense) recognized in the condensed consolidated statements of operations	Nine Months Ended September 30,
		2024	2023
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$27	$23
Cross currency contracts	Investment expense (income) and other, net	(1)	1
Cross currency contracts	Interest expense, net	2	2
Foreign currency forward contracts	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment expense (income) and other, net	(11)	1
Cross currency contracts	Interest expense, net	2	2
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	3	3
Not designated as hedging instruments:
Foreign currency forward contracts	Investment expense (income) and other, net	—	—
Currency Effects
The income (expense) from derivatives designed to offset foreign currency exposure and recorded in investment expense (income) and other, net were offset by foreign currency transaction gains and losses resulting in a net gain (loss) of $1 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $(1) and $0 for the nine months ended September 30, 2024 and 2023, respectively.

The following table presents the effect of cash flow and fair value hedge accounting on accumulated other comprehensive income (loss) ("AOCI"):

	Amount of gain (loss) recognized in other comprehensive income		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Three Months Ended September 30,			Three Months Ended September 30,
Derivatives	2024	2023		2024	2023
Cash flow hedging relationships:
Interest rate swaps	$(20)	$8	Interest expense, net	$4	$4
Cross currency contracts	1	(2)	Investment expense (income) and other, net	(4)	3
Forward currency forward contracts	—	—	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	3	(7)	Investment expense (income) and other, net	(25)	23
Net investment hedging relationships:
Cross currency contracts	(5)	2	Interest expense, net	(1)	(1)

	Amount of gain (loss) recognized in other comprehensive income		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Nine Months Ended September 30,			Nine Months Ended September 30,
Derivatives	2024	2023		2024	2023
Cash flow hedging relationships:
Interest rate swaps	$(8)	$16	Interest expense, net	$12	$12
Cross currency contracts	—	(3)	Investment expense (income) and other, net	(1)	1
Forward currency forward contracts	—	—	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	3	(3)	Investment expense (income) and other, net	(10)	1
Net investment hedging relationships:
Cross currency contracts	—	(3)	Interest expense, net	—	—
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
During 2022, the Company terminated the previously outstanding $720 notional amount interest rate swap with a maturity date in October 2024 ("2024 Interest Rate Swap"). The present value as of the date of termination of the 2024 Interest Rate Swap is recorded in AOCI on the condensed consolidated balance sheets. The fair value previously recognized in AOCI related to interest rate movements of the 2024 Interest Rate Swap is being amortized to interest expense on a straight-line basis through October 2024. As of September 30, 2024, approximately $1 of unrealized pre-tax gains remained in AOCI.
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
During the three months ended September 30, 2024, the Company entered into a $720 notional amount forward starting interest rate swap that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement, commencing in October 2026 and maturing in January 2029 ("2029 Interest Rate Swap"). Upon commencement, the 2029 Interest Rate Swap will cover the remainder of the interest payments starting in October 2026 to the maturity of the 2021 Term Loan.
As of September 30, 2024, the Company had $1,840 notional amount outstanding in the 2026 Interest Rate Swap, the 2028 Interest Rate Swap, and the 2029 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (SOFR) payments for its SOFR based term loan of $2,257. Variations in the assets and liability balances are primarily driven by changes in the applicable forward yield curves related to SOFR.
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
Fair value hedges
The Company has certain intercompany loans subject to changes in foreign currency exchange rates. In January 2022, the Company entered into three cross-currency swaps each with maturity dates of January 2027 and are designated as fair value hedges with gross notional U.S. dollar equivalents of $271, $241, and $209 in GBP, CAD, and EUR, respectively. In the second quarter of 2024, the Company entered into a cross-currency swap with a maturity date of June 2029 and designated it as a fair value hedge with gross notional U.S. dollar equivalent of $16 in AUD. The Company measures the effectiveness of fair value hedges on a spot-to-spot basis. Accordingly, the spot-to-spot change in the derivative fair values are recorded in the condensed consolidated statements of operations and perfectly offset the spot-to-spot change in the underlying intercompany loans, and as such, these hedges are deemed highly effective. The excluded component of the fair values of these derivatives is reported in AOCI within shareholders’ equity in the condensed consolidated balance sheets. Any cash flows associated with these instruments are included in operating activities in the condensed consolidated statements of cash flows.

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
NOTE 9. PROPERTY AND EQUIPMENT, NET
The components of property and equipment as of September 30, 2024 and December 31, 2023 are as follows:

	Estimated Useful Lives (In Years)	September 30, 2024	December 31, 2023
Land	N/A	$21	$27
Building	39	102	105
Machinery, equipment, and office equipment	1-20	394	353
Autos and trucks	4-10	115	112
Leasehold improvements	1-15	49	35
Total cost		681	632
Accumulated depreciation		(294)	(247)
Property and equipment, net		$387	$385
Depreciation expense related to property and equipment, including finance leases, was $21 and $21 during the three months ended September 30, 2024 and 2023, respectively, and $60 and $59 during the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the condensed consolidated statements of operations.

NOTE 10. DEBT
Debt obligations consist of the following:

	Maturity Date	September 30, 2024	December 31, 2023
Term loan facility
2019 Term Loan	October 1, 2026	$—	$330
2021 Term Loan	January 3, 2029	2,257	1,407
Revolving Credit Facility	October 1, 2026	—	—
Senior notes
4.125% Senior Notes	July 15, 2029	337	337
4.750% Senior Notes	October 15, 2029	277	277
Other obligations		5	5
Total debt obligations		2,876	2,356
Less: unamortized deferred financing costs		(24)	(29)
Total debt, net of deferred financing costs		2,852	2,327
Less: short-term and current portion of long-term debt		(5)	(5)
Long-term debt, less current portion		$2,847	$2,322
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
As of September 30, 2024, the Company had $0 of principal outstanding under the $1,200 term loan (the "2019 Term Loan") with a maturity date of October 1, 2026.
As of September 30, 2024, the Company had $2,257 of principal outstanding under the incremental term loan used to finance the Chubb acquisition (the "2021 Term Loan") with a maturity date of January 3, 2029. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 1.00% or (2) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.00%.
The interest rate applicable to borrowings under the $500 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25%, or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a CSA.
As of September 30, 2024 and December 31, 2023, the Company had no amounts outstanding under the Revolving Credit Facility, and $495 and $495 was available at September 30, 2024 and December 31, 2023, respectively, after giving effect to $5 and $5 of outstanding letters of credit, respectively.
As of September 30, 2024 and December 31, 2023, the Company was in compliance with all applicable debt covenants.
Swap activity
As of September 30, 2024, the Company had the 2026 Interest Rate Swap with $720 of notional value, exchanging one-month SOFR for a fixed rate of 3.59% per annum and the 2028 Interest Rate Swap with aggregate $400 notional value, exchanging one-month SOFR for a rate of 3.41%. Accordingly, the Company's fixed interest rate per annum on the first swapped $400 notional value of the term loans is 3.41% and the second swapped $720 notional value of the term loans is 3.59% through their maturity. The remaining $1,137 of the term loan balance will bear interest based on one-month SOFR plus 200 basis points, but the rate will fluctuate as SOFR fluctuates. During the three months ended September 30, 2024, the Company entered into a $720 notional amount forward starting interest rate swap that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement, commencing in October 2026 and maturing in January 2029. Refer to Note 8 - "Derivatives" for additional information.
Senior notes
4.125% Senior Notes
During 2021, the Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (the “4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The balance as of September 30, 2024 was $337.
4.750% Senior Notes
During 2021, the Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes") issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries. The balance as of September 30, 2024 was $277.
The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of September 30, 2024, and December 31, 2023.
Other obligations
As of September 30, 2024 and December 31, 2023, the Company had $5 and $5 in notes outstanding, respectively, for working capital purposes and the acquisition of equipment and vehicles.
NOTE 11. INCOME TAXES
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, and discrete items. The Company’s effective tax rate was 30.9% and 25.5% for the three months ended September 30, 2024 and 2023, respectively, and 27.2% and 31.3% for the nine months ended September 30, 2024, and 2023, respectively. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the three and nine months ended September 30, 2024 and 2023 is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.
As of September 30, 2024, the Company’s deferred tax assets included a valuation allowance of $116 primarily related to certain net operating loss, capital loss, and tax credit carryforwards of the Company’s foreign subsidiaries. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.
As of September 30, 2024, the Company had gross federal, state, and foreign net operating loss carryforwards of approximately $0, $19, and $98, respectively. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2027. The foreign net operating losses have carryback periods of three years, carryforward periods of twenty years, or are indefinite, and begin to expire in 2036.
The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities in the condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated statements of operations. As of September 30, 2024, and December 31, 2023, the total gross unrecognized tax benefits were $9 and $7, respectively. The Company had accrued gross interest and penalties as of September 30, 2024 and December 31, 2023 of $3 and $2, respectively. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize net interest expense.
If all of the Company’s unrecognized tax benefits as of September 30, 2024 were recognized, $11 would impact the Company’s effective tax rate. The Company does not expect any unrecognized tax benefits to expire in the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. As of September 30, 2024, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2014. There are various other audits in state and foreign jurisdictions, including an ongoing IRS exam related to the 2019 final S Corporation return. No adjustments have been proposed and the Company does not expect the results of the audits to have a material impact on the Interim Statements.
NOTE 12. EMPLOYEE BENEFIT PLANS
Defined benefit pension plans
The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants and frozen for accrual of future service.
The components of the net periodic pension cost (benefit) for the defined benefit pension plans are as follows:

	Three Months Ended September 30,
	2024	2023
Service cost	$1	$1
Interest cost	15	16
Expected return on plan assets	(10)	(19)
Net periodic pension cost (benefit)	$6	$(2)

	Nine Months Ended September 30,
	2024	2023
Service cost	$4	$3
Interest cost	45	47
Expected return on plan assets	(31)	(56)
Net periodic pension cost (benefit)	$18	$(6)
Multiemployer pension plans
Certain subsidiaries of the Company contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within cost of revenues on the condensed consolidated statements of operations. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time and the plans in which they participate vary depending upon the location, the number of ongoing projects, and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $25 and $25 during the three months ended September 30, 2024 and 2023, respectively, and $69 and $75 during the nine months ended September 30, 2024 and 2023, respectively.
Profit sharing plans
The Company has a trustee-administered profit-sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors, which may be settled in shares of the Company's common stock or in cash. In connection with these plans, the Company recognized $9 and $4 in expense for shares distributed to eligible employees during the three months ended September 30, 2024 and 2023, respectively, and $20 and $14 in expense during the nine months ended September 30, 2024 and 2023, respectively.
Employee stock purchase plan
Most of the Company’s employees in the U.S. and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. The Company recognized $1 and $1 of expense during the three months ended September 30, 2024 and 2023, respectively, and $4 and $4 of expense during the nine months ended September 30, 2024 and 2023, respectively.
NOTE 13. RELATED-PARTY TRANSACTIONS
The Company incurred advisory fees of $1 during each of the three months ended September 30, 2024 and 2023 and $3 during each of the nine months ended September 30, 2024 and 2023, in each case payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors. In addition, dividends for Series A Preferred Stock were declared as of December 31, 2023 and settled in 7,944,104 shares issued during January 2024. The shares were issued to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company's Board of Directors.
During 2022, the Company issued and sold 800,000 shares of the Company’s 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $800. Of the 800,000 shares issued and sold, 200,000 shares were sold to Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), which is the aggregate owner of more than 5% of the Company's outstanding stock for an aggregate purchase price of $200. During the nine months ended September 30, 2024, the Company issued dividends of 155,059 shares of common stock on the Series B Preferred Stock held by Viking Purchasers, with 70,798 shares declared in February 2024 and 84,261 shares declared in December 2023. The Company declared and issued dividends of 103,283 and 337,103 shares of common stock on the Series B Preferred Stock held by the Viking Purchasers during the three and nine months ended September 30, 2023, respectively.
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
The outstanding liability for these obligations was $16 and $17, and was included in other noncurrent liabilities on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

NOTE 15. SHAREHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
Shareholders' equity
Series A Preferred Stock
The Company had 4,000,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2024 ("Series A Preferred Stock"). The Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis on December 31, 2026.
Common stock
During the second quarter of 2024, the Company issued 12,650,000 shares of the Company’s common stock in a public underwritten offering. The proceeds from this offering totaled approximately $458, net of related expenses. The Company used net proceeds from this offering to finance a portion of the consideration for the Elevated acquisition and for general corporate purposes.
Stock Repurchases
During the first quarter of 2024, the Company's Board of Directors authorized a stock repurchase program ("SRP") to purchase up to an aggregate of $1,000 of shares of the Company's common stock. This stock repurchase program is indefinite, unless otherwise modified or terminated by the Board of Directors at any time in its sole discretion. The SRP authorizes open market, private, and accelerated share repurchase transactions. During the three and nine months ended September 30, 2024 the Company repurchased 0 and 16,260,160 shares of common stock for approximately $0 and $600, respectively. The repurchases during the nine months ended September 30, 2024 were related to the Series B Preferred Stock Conversion, see below for more information. As of September 30, 2024, the Company had approximately $400 of authorized repurchases remaining under the SRP.
During 2022, the Board of Directors authorized the Company to purchase up to an aggregate of $250 of shares of the Company’s common stock pursuant to the stock repurchase program ("2022 SRP"). The 2022 SRP expired on February 29, 2024. During the three and nine months ended September 30, 2023, the Company repurchased 656,489 and 1,626,493 shares of common stock for approximately $18 and $41, respectively, under the 2022 SRP.

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

Dividends
Following the Series B Preferred Stock Conversion there are no Series B Preferred Shares issued or outstanding and the former holders of Series B Preferred Stock are no longer entitled to receive cumulative dividends. The Company declared a pro rata Series B Preferred Stock dividend of $7, or 283,196 shares of common stock, during the nine months ended September 30, 2024 for the Series B Preferred Stock outstanding through February 28, 2024. The Company declared a Series B Preferred Stock dividend of $11, or 413,135 shares of common stock, during the three months ended September 30, 2023. The Company declared and issued a Series B Preferred Stock dividend of $22, or 935,285 shares of common stock, during the nine months ended September 30, 2023. The Company declared a Series B Preferred Stock dividend of $11 or 337,044 shares of common stock in December 2023 and $11 or 584,584 shares of common stock in December 2022 and issued the shares in January 2024 and January 2023, respectively.
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

The following table sets forth the computation of earnings per common share using the two-class method. The dilutive effect of outstanding Series A Preferred Stock, Series B Preferred Stock, the Series A Preferred Stock dividend, and the Series B Preferred Stock dividend is reflected in diluted EPS using the if-converted method and options, restricted shares, performance shares, and market shares are reflected using the treasury stock method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Series A Preferred Stock, Series B Preferred Stock, restricted shares, performance shares, market shares, and stock options are anti-dilutive. (Amounts in millions, except share and per share amounts.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per common share:
Net income	$69	$54	$183	$128
Less income allocable to Series A Preferred Stock	(7)	(4)	—	(10)
Less income allocable to Series B Preferred Stock	—	(4)	—	(10)
Less stock dividend attributable to Series B Preferred Stock	—	(11)	(7)	(33)
Less conversion of Series B Preferred Stock	—	—	(372)	—
Net income (loss) attributable to common shareholders	$62	$35	$(196)	$75

Weighted average shares outstanding - basic	274,640,368	235,418,566	265,308,881	234,996,055
Income (loss) per common share - basic	$0.23	$0.15	$(0.74)	$0.32

Diluted earnings per common share:
Net income	$69	$54	$183	$128
Less income allocable to Series A Preferred Stock	(7)	(4)	—	(10)
Less stock dividend attributable to Series B Preferred Stock	—	(11)	(7)	(33)
Less conversion of Series B Preferred Stock	—	—	(372)	—
Net income (loss) attributable to common shareholders - diluted	$62	$39	$(196)	$85

Weighted average shares outstanding - basic	274,640,368	235,418,566	265,308,881	234,996,055
Dilutive securities: (1)
Restricted stock units, warrants, and stock options	1,279,583	420,465	—	308,745
Shares issuable upon conversion of Series B Preferred Shares	—	32,520,000	—	32,520,000
Shares issuable pursuant to the Series A Preferred Stock dividend (2)	—	1,679,291	—	1,099,296
Weighted average shares outstanding - diluted	275,919,951	270,038,322	265,308,881	268,924,096
Income (loss) per common share - diluted	$0.23	$0.15	$(0.74)	$0.32
1.The following items were excluded from the calculation of diluted shares as their inclusion would be anti-dilutive:
a.For all periods presented, 4,000,000 shares of Series A Preferred Stock, which are convertible to the same number of common shares.
b.For the nine months ended September 30, 2024, the year-to-date impact of 125,000 stock options to purchase the same number of common shares. The stock options have all been exercised as of September 30, 2024.
c.For the nine months ended September 30, 2024, 1,279,583 time-based, performance-based, and market-based restricted stock units.
2.For the three and nine months ended September 30, 2023, dilutive securities include common share equivalents which represent the annual dividend, payable in the form of common shares or cash at the Company's sole option, that Series A Preferred Shares would be entitled to receive assuming that the volume weighted average price of the Company’s common shares for the last ten trading days of the period would be the same average price during the last ten trading days of the calendar year. The holders of the Series A Preferred Stock are entitled to receive an annual dividend based on the increase in the market price of the Company’s common stock (the "Annual Dividend Amount"). The Annual

Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 141,194,638 shares. During 2023, the Annual Dividend amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $24.3968. For the three and nine months ended September 30, 2024, the Series A Preferred Shares would not be entitled to an annual dividend because the volume weighted average price of the Company’s common shares for the last ten trading days of the period did not exceed the highest previously used share price of $33.9465.
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

Summarized financial information for the Company’s reportable segments is presented and reconciled to consolidated financial information in the following tables, including a reconciliation of consolidated operating income (loss) to EBITDA:

	Three Months Ended September 30, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,335	$493	$(2)	$1,826
EBITDA Reconciliation
Operating income (loss)	$148	$40	$(46)	$142
Plus:
Investment (expense) income and other, net	(2)	2	(1)	(1)
Depreciation	9	11	1	21
Amortization	42	13	1	56
EBITDA	$197	$66	$(45)	$218
Total assets	$6,605	$1,168	$472	$8,245
Capital expenditures	8	12	2	22

	Three Months Ended September 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$1,217	$569	$(2)	$1,784
EBITDA Reconciliation
Operating income (loss)	$98	$43	$(37)	$104
Plus:
Investment income and other, net	5	1	1	7
Depreciation	8	13	—	21
Amortization	42	13	1	56
EBITDA	$153	$70	$(35)	$188
Total assets	$5,983	$1,315	$651	$7,949
Capital expenditures	5	10	3	18

	Nine Months Ended September 30, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$3,828	$1,335	$(6)	$5,157
EBITDA Reconciliation
Operating income (loss)	$412	$82	$(126)	$368
Plus:
Investment (expense) income and other, net	(12)	7	(1)	(6)
Depreciation	24	33	3	60
Amortization	120	39	2	161
EBITDA	$544	$161	$(122)	$583
Total assets	$6,605	$1,168	$472	$8,245
Capital expenditures	19	35	12	66

	Nine Months Ended September 30, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
Net revenues	$3,633	$1,554	$(18)	$5,169
EBITDA Reconciliation
Operating income (loss)	$292	$84	$(92)	$284
Plus:
Investment income and other, net	11	6	1	18
Loss on extinguishment of debt, net	—	—	(3)	(3)
Depreciation	21	37	1	59
Amortization	125	39	3	167
EBITDA	$449	$166	$(90)	$525
Total assets	$5,983	$1,315	$651	$7,949
Capital expenditures	19	41	4	64
NOTE 18. SUBSEQUENT EVENTS
On October 1, 2024, the Company completed an acquisition in the Safety Services Segment. The aggregate consideration paid by the Company was approximately $104.

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
•our expectations regarding maintaining our profit margins;
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
•adverse developments in the equity and credit markets that could adversely affect funding of significant projects in our industries and our ability to secure financing, take advantage of acquisition opportunities, or achieve our growth objectives;
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
After reviewing the businesses in our portfolio, we have made the decision to realign our segments beginning in 2025 by moving our HVAC business from Safety Services to Specialty Services.
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
RECENT DEVELOPMENTS AND CERTAIN FACTORS AND TRENDS AFFECTING OUR RESULTS OF OPERATIONS
Acquisitions
On June 3, 2024, we completed the acquisition of Elevated Facility Services Group ("Elevated"). The total net consideration for the Elevated acquisition was $579 million. Elevated is a premier provider of contractually based services for all major brands of elevator and escalator equipment.
On October 1, 2024, we completed an acquisition in the Safety Services Segment. The aggregate consideration paid was approximately $104 million.
For additional information about our acquisition activity, see Note 3 – “Business Combinations" and Note 18 – "Subsequent Events" to our condensed consolidated financial statements included herein.
Restructuring
During 2022, we announced our multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs through fiscal year 2025.
During the nine months ended September 30, 2024, we have incurred pre-tax restructuring costs within the Safety Services segment of $5 million in connection with the Chubb restructuring program. In total, we estimate that we will recognize approximately $125 million of restructuring and other costs related to the Chubb restructuring program by the end of fiscal year 2025.
For additional information about our restructuring activity, see Note 4 – “Restructuring" to our condensed consolidated financial statements included herein.
Economic, Industry and Market Factors
We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can negatively affect demand for our customers’ products and services, which can affect their planned capital and maintenance budgets in certain end markets. Market, regulatory, and industry factors could affect demand for our services. Availability of transportation and transmission capacity and fluctuations in market prices for energy and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, have resulted and may continue to result, in lower proposals and lower profit on the services we provide. In the face of increased pricing pressure on key materials, such as steel, or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. Increased competition for skilled labor resources and higher labor costs can reduce our profitability and impact our ability to deliver timely service to our customers. We have experienced supply chain disruptions, which have negatively impacted the source and supply of materials needed to perform our work. In addition, fluctuations in foreign currencies may have an impact on our financial position and the results of operations. However, we believe that our exposure to transactional gains or losses resulting from changes in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In cases where operational transactions represent a material currency risk, we generally enter into cross-currency swaps. Refer to Note 8 – "Derivatives" to our condensed consolidated financial statements included in this quarterly report for additional information on our hedging activities. While we actively monitor economic, industry, and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future consolidated results of operations, liquidity, and cash flows, and we may be unable to fully mitigate or benefit from such changes.
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
Investment expense (income) and other, net
Investment expense (income) and other, net includes expense (income) from foreign currency forward contracts that we use to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, joint ventures, miscellaneous items, and non-service pension cost (benefit). Non-service pension cost (benefit) reflects the sum of the components of pension expense not related to service cost, i.e. interest cost, expected return on assets, and amortizations of prior service costs and actuarial gains and losses.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For information regarding our Critical Accounting Policies, see the “Critical Accounting Policies” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
RESULTS OF OPERATIONS
The following is a discussion of our financial condition and results of operations during the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023.
Three months ended September 30, 2024 compared to the three months ended September 30, 2023

	Three Months Ended September 30,		Change
($ in millions)	2024	2023	$	%
Net revenues	$1,826	$1,784	$42	2.4%
Cost of revenues	1,259	1,273	(14)	(1.1)%
Gross profit	567	511	56	11.0%
Selling, general, and administrative expenses	425	407	18	4.4%
Operating income	142	104	38	36.5%
Interest expense, net	41	37	4	10.8%
Investment expense (income) and other, net	1	(7)	(8)	(114.3)%
Other expense, net	42	30	12	40.0%
Income before income taxes	100	74	26	35.1%
Income tax provision	31	20	11	55.0%
Net income	$69	$54	$15	27.8%
Net revenues
Net revenues for the three months ended September 30, 2024 were $1,826 million compared to $1,784 million for the same period in 2023, an increase of $42 million or 2.4%. The increase in net revenues was primarily driven by revenue from acquisitions completed and growth in inspection, service, and monitoring revenue in the Safety Services segment, partially offset by the divestiture of an Infrastructure/Utility operating company during 2023 and project delays in the Safety Services and Specialty Services segments.

Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Change
($ in millions)	2024	2023	$	%
Gross profit	$567	$511	$56	11.0%
Gross margin	31.1%	28.6%
Our gross profit for the three months ended September 30, 2024 was $567 million compared to $511 million for the same period in 2023, an increase of $56 million or 11.0%. Gross margin for the three months ended September 30, 2024 was 31.1%, an increase of 250 basis points compared to the prior year period, primarily due to disciplined project and customer selection and an improved mix of inspection, service, and monitoring revenue in the Safety Services segment, which generates higher margins. The increase in gross margin was also driven by savings in our Safety Services segment related to the Chubb restructuring program.
Operating expenses
The following table presents operating expenses and operating margin (operating income as a percentage of net revenues) for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Change
($ in millions)	2024	2023	$	%
Selling, general, and administrative expenses	$425	$407	$18	4.4%
SG&A expenses as a % of net revenues	23.3%	22.8%
Operating margin	7.8%	5.8%

SG&A expenses (excluding amortization) (non-GAAP)	$368	$345	$23	6.7%
SG&A expenses (excluding amortization) as a % of net revenues (non-GAAP)	20.2%	19.3%
Selling, general, and administrative expenses
Our SG&A expenses for the three months ended September 30, 2024 were $425 million compared to $407 million for the same period in 2023, an increase of $18 million. SG&A expenses as a percentage of net revenues was 23.3% during the three months ended September 30, 2024 compared to 22.8% for the same period in 2023. The increase in SG&A expenses was primarily driven by SG&A expenses from acquisitions completed, acquisition costs that are non-recurring in nature, and investments to support our Safety Services segment in the three months ended September 30, 2024 compared to 2023. Our SG&A expenses excluding amortization for the three months ended September 30, 2024 were $368 million, or 20.2% of net revenues, compared to $345 million, or 19.3% of net revenues, for the same period of 2023. The increase in SG&A expenses excluding amortization as a percentage of net revenues is primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Interest expense, net
Interest expense was $41 million and $37 million for the three months ended September 30, 2024 and 2023, respectively. The increase in interest expense was primarily due to the increase in volume of debt offset by the rate decrease as a result of the repricing of the Term Loans completed in October 2023 and May 2024.

Investment expense (income) and other, net
Investment expense (income) and other, net was expense of $1 million for the three months ended September 30, 2024 compared to income of $7 million for the same period of 2023. The increase in investment expense (income) and other was primarily due to an increase in non-service pension costs in the current year.
Income tax provision
The effective tax rate for the three months ended September 30, 2024 was 30.9% compared to 25.5% in the same period of 2023. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.
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
Net income and EBITDA
The following table presents net income and EBITDA for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Change
($ in millions)	2024	2023	$	%
Net income	$69	$54	$15	27.8%
EBITDA (non-GAAP)	218	188	30	16.0%
Net income as a % of net revenues	3.8%	3.0%
EBITDA as a % of net revenues	11.9%	10.5%
Our net income for the three months ended September 30, 2024 was $69 million compared to $54 million for the same period in 2023, an increase of $15 million. The improvement is attributable to acquisitions completed in our Safety Services segment, and growth in inspection, service, and monitoring revenue, in addition to improved operating margin due to disciplined project and customer selection in our Safety Services segment. The increase is also attributable to savings in our Safety Services segment related to the Chubb restructuring program. The increase in net income was partially offset by the increase in SG&A expenses from acquisitions completed. Net income as a percentage of net revenues for the three months ended September 30, 2024 and 2023 was 3.8% and 3.0%, respectively. EBITDA for the three months ended September 30, 2024 was $218 million compared to $188 million for the same period in 2023, an increase of $30 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Operating Segment Results for the three months ended September 30, 2024 compared to the three months ended September 30, 2023

	Net Revenues
	Three Months Ended September 30,		Change
($ in millions)	2024	2023	$	%
Safety Services	$1,335	$1,217	$118	9.7%
Specialty Services	493	569	(76)	(13.4)%
Corporate and Eliminations	(2)	(2)	NM	NM
	$1,826	$1,784	$42	2.4%

	Operating Income (Loss)
	Three Months Ended September 30,		Change
($ in millions)	2024	2023	$	%
Safety Services	$148	$98	$50	51.0%
Safety Services operating margin	11.1%	8.1%
Specialty Services	$40	$43	$(3)	(7.0%)
Specialty Services operating margin	8.1%	7.6%
Corporate and Eliminations	$(46)	$(37)	NM	NM
	$142	$104	$38	36.5%

	EBITDA
	Three Months Ended September 30,		Change
($ in millions)	2024	2023	$	%
Safety Services	$197	$153	$44	28.8%
Safety Services EBITDA as a % of net revenues	14.8%	12.6%
Specialty Services	$66	$70	$(4)	(5.7%)
Specialty Services EBITDA as a % of net revenues	13.4%	12.3%
Corporate and Eliminations	$(45)	$(35)	NM	NM
	$218	$188	$30	16.0%
NM = Not meaningful
The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Safety Services
Safety Services net revenues for the three months ended September 30, 2024 increased by $118 million or 9.7% compared to the same period in 2023. The increase was primarily driven by revenue from acquisitions completed during the last year and increased inspection, service, and monitoring revenue.
Safety Services operating margin for the three months ended September 30, 2024 and 2023 was approximately 11.1% and 8.1%, respectively. The increase was primarily the result of disciplined project and customer selection, pricing improvements, improved mix of inspection, service and monitoring revenue, which generates higher margins, and savings in our Safety Services segment related to the Chubb restructuring program. Safety Services EBITDA as a percentage of net revenues for the three months ended September 30, 2024 and 2023 was approximately 14.8% and 12.6%, respectively. This increase was primarily related to the factors discussed above.
Specialty Services
Specialty Services net revenues for the three months ended September 30, 2024 decreased by $76 or 13.4% compared to the same period in 2023. The decrease was primarily due to the divestiture of an Infrastructure/Utility operating company during 2023, project timing and delays, and the continued impact of the planned exit of a customer relationship in the Infrastructure/Utility reporting unit.
Specialty Services operating margin was approximately 8.1% and 7.6% for the three months ended September 30, 2024 and 2023, respectively. The increase was primarily the result of disciplined project and customer selection and the divestiture of an Infrastructure/Utility operating company during 2023. Specialty Services EBITDA as a percentage of net revenues for the three months ended September 30, 2024 and 2023 was approximately 13.4% and 12.3%, respectively, due to the factors discussed above.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

	Nine Months Ended September 30,		Change
($ in millions)	2024	2023	$	%
Net revenues	$5,157	$5,169	$(12)	(0.2)%
Cost of revenues	3,554	3,737	(183)	(4.9)%
Gross profit	1,603	1,432	171	11.9%
Selling, general, and administrative expenses	1,235	1,148	87	7.6%
Operating income	368	284	84	29.6%
Interest expense, net	110	112	(2)	(1.8)%
Loss on extinguishment of debt, net	—	3	(3)	(100.0)%
Investment expense (income) and other, net	6	(18)	(24)	(133.3)%
Other expense, net	116	97	19	19.6%
Income before income taxes	252	187	65	34.8%
Income tax provision	69	59	10	16.9%
Net income	$183	$128	$55	43.0%

Net revenues
Net revenues for the nine months ended September 30, 2024 were $5,157 million compared to $5,169 million for the same period in 2023, a decrease of $12 or 0.2%. The decrease was primarily driven by the continued impact of the planned exit of a customer relationship in the Infrastructure/Utility reporting unit and project delays in the Specialty Services segment, partially offset by revenue from acquisitions completed within the Safety Services segment and growth in inspection, service, and monitoring revenue.
Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,		Change
($ in millions)	2024	2023	$	%
Gross profit	$1,603	$1,432	$171	11.9%
Gross margin	31.1%	27.7%
Our gross profit for the nine months ended September 30, 2024 was $1,603 million compared to $1,432 million for the same period in 2023, an increase of $171 million, or 11.9%. Gross margin was 31.1%, an increase of 340 basis points compared to the prior year period, primarily due to disciplined project and customer selection in our Safety Services and Specialty Services segments, an improved mix of inspection, service, and monitoring revenue, which generates higher margins, and savings in our Safety Services segment related to the Chubb restructuring program.

Operating expenses
The following table presents operating expenses and operating margin (operating income (loss) as a percentage of net revenues) for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,		Change
($ in millions)	2024	2023	$	%
Selling, general, and administrative expenses	$1,235	$1,148	$87	7.6%
SG&A expense as a % of net revenues	23.9%	22.2%
Operating margin	7.1%	5.5%

SG&A expenses (excluding amortization) (non-GAAP)	$1,076	$988	$88	8.9%
SG&A expenses (excluding amortization) as a % of net revenues (non-GAAP)	20.9%	19.1%
Selling, general, and administrative expenses
Our SG&A expenses for the nine months ended September 30, 2024 were $1,235 million compared to $1,148 million for the same period in 2023, an increase of $87 million. SG&A expenses as a percentage of net revenues was 23.9% during the nine months ended September 30, 2024 compared to 22.2% for the same period in 2023. The increase in SG&A expenses was primarily driven by investments to support our Safety Services segment and SG&A expenses from acquisitions completed. The increase was also due to acquisition costs that are non-recurring in nature in the nine months ended September 30, 2024. The increase in SG&A expenses was partially offset by savings in our Safety Services segment related to the Chubb restructuring program. Our SG&A expenses excluding amortization and impairment for the nine months ended September 30, 2024 were $1,076 million or 20.9% of net revenues, compared to $988 million, or 19.1% of net revenues, for the same period of 2023 primarily due to the factors discussed above. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Interest expense, net
Interest expense was $110 million and $112 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in interest expense was a result of interest income generated by the investment of the equity and debt cash proceeds prior to the Elevated acquisition, and the rate decrease as a result of the repricing of the Term Loans completed in October 2023 and May 2024, offset by the increase in volume of debt.
Loss on extinguishment of debt, net
During the nine months ended September 30, 2023, we made aggregate payments of $200 million to pay down outstanding principal amounts of the 2019 Term Loan and 2021 Term Loan. In connection with the payments, we recognized a net loss on debt extinguishment of $3 million.
Investment expense (income) and other, net
Investment expense (income) and other, net was expense of $6 million during the nine months ended September 30, 2024 compared to income of $18 million for the same period in 2023 The increase in investment expense (income) and other was primarily due to an increase in non-service pension costs in the current year and a decrease in earnings from joint ventures.
Income tax provision
The income tax provision for the nine months ended September 30, 2024 was $69 million compared to $59 million in the same period of 2023. This change was driven by increased generated income before taxes in the nine months ended September 30, 2024 compared to the same period of the prior year. The effective tax rate for the nine months ended September 30, 2024 was 27.2%, compared to 31.3% in the same period of 2023. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.
Net income and EBITDA
The following table presents net income and EBITDA for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30,		Change
($ in millions)	2024	2023	$	%
Net income	$183	$128	$55	43.0%
EBITDA (non-GAAP)	583	525	58	11.0%
Net income as a % of net revenues	3.5%	2.5%
EBITDA as a % of net revenues	11.3%	10.2%
Our net income for the nine months ended September 30, 2024 was $183 million compared to $128 million for the same period in 2023, an increase of $55 million. The improvement is primarily attributable to growth in inspection, service, and monitoring revenue and disciplined project and customer selection in our Safety Services and Specialty Services segments. The increase in is also attributable to income from acquisitions completed and savings in our Safety Services segment related to the Chubb restructuring program. The net income increase was partially offset by SG&A expenses from acquisitions completed. Net income as a percentage of net revenues for the nine months ended September 30, 2024 and 2023 was 3.5% and 2.5%, respectively. EBITDA for the nine months ended September 30, 2024 was $583 million compared to $525 million for the same period in 2023, an increase of $58 million. The increase in EBITDA was primarily driven by the factors previously discussed. See the discussion and reconciliation of our non-U.S. GAAP financial measures below.
Operating Segment Results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

	Net Revenues
	Nine Months Ended September 30,		Change
($ in millions)	2024	2023	$	%
Safety Services	$3,828	$3,633	$195	5.4%
Specialty Services	1,335	1,554	(219)	(14.1)%
Corporate and Eliminations	(6)	(18)	NM	NM
	$5,157	$5,169	(12)	(0.2)%

	Operating Income (Loss)
	Nine Months Ended September 30,		Change
($ in millions)	2024	2023	$	%
Safety Services	$412	$292	$120	41.1%
Safety Services operating margin	10.8%	8.0%
Specialty Services	$82	$84	$(2)	(2.4%)
Specialty Services operating margin	6.1%	5.4%
Corporate and Eliminations	$(126)	$(92)	NM	NM
	$368	$284	$84	29.6%

	EBITDA
	Nine Months Ended September 30,		Change
($ in millions)	2024	2023	$	%
Safety Services	$544	$449	$95	21.2%
Safety Services EBITDA as a % of net revenues	14.2%	12.4%
Specialty Services	$161	$166	$(5)	(3.0%)
Specialty Services EBITDA as a % of net revenues	12.1%	10.7%
Corporate and Eliminations	$(122)	$(90)	NM	NM
	$583	$525	$58	11.0%
NM = Not meaningful
The following discussion breaks down the net revenues, operating income (loss), and EBITDA by operating segment for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Safety Services
Safety Services net revenues for the nine months ended September 30, 2024 increased by $195 or 5.4% compared to the same period in 2023. The increase was driven by increased inspection, service, and monitoring revenue and revenue from acquisitions completed in the last year.
Safety Services operating margin for the nine months ended September 30, 2024 and 2023 was approximately 10.8% and 8.0%, respectively. The increase was primarily the result of disciplined project and customer selection, pricing improvements, improved mix of inspection, service, and monitoring revenue, which generates higher margins, and savings in our Safety Services segment related to the Chubb restructuring program. Safety Services EBITDA as a percentage of net revenues for the nine months ended September 30, 2024 and 2023 was approximately 14.2% and 12.4%, respectively. This increase was primarily related to the factors discussed above.
Specialty Services
Specialty Services net revenues for the nine months ended September 30, 2024 decreased by $219 million or 14.1% compared to the same period in 2023. The decrease was primarily due to the continued impact of the planned exit of a customer relationship in the Infrastructure/Utility reporting unit and project delays.
Specialty Services operating margin for the nine months ended September 30, 2024 and 2023 was approximately 6.1% and 5.4%, respectively. The increase was primarily the result of disciplined project and customer selection during the nine months ended September 30, 2024. Specialty Services EBITDA as a percentage of net revenues for the nine months ended September 30, 2024 and 2023 was approximately 12.1% and 10.7%, respectively, due to the factors discussed above.
Non-GAAP Financial Measures
We supplement our reporting of consolidated financial information determined in accordance with U.S. GAAP with SG&A expenses (excluding amortization) and EBITDA (defined below), which are non-U.S. GAAP financial measures. We use these non-U.S. GAAP financial measures to evaluate our performance, both internally and as compared with our peers because they exclude certain items that may not be indicative of our core operating results. Management believes these measures are useful to investors since they (a) permit investors to view our performance using the same tools that management uses to evaluate our past performance, reportable business segments, and prospects for future performance, (b) permit investors to compare us with our peers, (c) in the case of EBITDA, determine certain elements of management’s incentive compensation, and (d) provide consistent period-to-period comparisons of the results.
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
The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization) for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2024	2023
Reported SG&A expenses	$425	$407
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(57)	(49)
SG&A expenses (excluding amortization)	$368	$358

	Nine Months Ended September 30,
($ in millions)	2024	2023
Reported SG&A expenses	$1,235	$1,148
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(159)	(147)
SG&A expenses (excluding amortization)	$1,076	$1,001
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
The following table presents a reconciliation of net income to EBITDA for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2024	2023
Reported net income	$69	$54
Adjustments to reconcile net income to EBITDA:
Interest expense, net	41	37
Income tax provision	31	20
Depreciation	21	21
Amortization	56	56
EBITDA	$218	$188

	Nine Months Ended September 30,
($ in millions)	2024	2023
Reported net income	$183	$128
Adjustments to reconcile net income to EBITDA:
Interest expense, net	110	112
Income tax provision	69	59
Depreciation	60	59
Amortization	161	167
EBITDA	$583	$525
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
As of September 30, 2024, we had $982 million of total liquidity, comprising $487 million in cash and cash equivalents and $495 million ($500 million less outstanding letters of credit of approximately $5 million, which reduce availability) of available borrowings under our Revolving Credit Facility.
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

On February 26, 2024, our Board of Directors authorized a stock repurchase program ("SRP") to purchase up to an aggregate of $1,000 million of shares of our common stock. This stock repurchase program is indefinite, unless otherwise modified or terminated by our Board of Directors at any time in its sole discretion. During the nine months ended September 30, 2024, we repurchased 16,260,160 shares of common stock for approximately $600 million. As of September 30, 2024, we had approximately $400 million of authorized repurchases remaining under the SRP.
In 2022, our Board of Directors authorized a stock repurchase program ("2022 SRP"), authorizing the purchase of up to an aggregate of $250 million of common stock through February 2024. The 2022 SRP expired on February 29, 2024.
Cash Flows
The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Nine Months Ended September 30,
($ in millions)	2024	2023
Net cash provided by operating activities	337	217
Net cash used in investing activities	(680)	(108)
Net cash provided by (used in) financing activities	348	(253)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	4	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$9	$(145)
Cash, cash equivalents, and restricted cash, end of period	$489	$462
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $337 million for the nine months ended September 30, 2024 compared to $217 million for the same period in 2023. The increase in cash provided by operating activities is primarily due to an increase in net income in the period. This increase in cash provided is also driven by lower working capital needs associated with the various services we provided in the nine months ended September 30, 2024 compared to the same period of the prior year. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed.
Net Cash Used in Investing Activities
Net cash used in investing activities was $680 million for the nine months ended September 30, 2024 compared to $108 million for the same period in 2023. During the nine months ended September 30, 2024, we completed the Elevated acquisition and several other acquisitions, resulting in the use of $647 million for acquisitions during the nine months ended September 30, 2024 compared to $57 million for the same period in 2023.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $348 million for the nine months ended September 30, 2024 compared to $253 million used in financing activities for the same period in 2023. The increase in cash provided by financing activities was primarily driven by equity and debt issuances in the nine months ended September 30, 2024. In the nine months ended September 30, 2024, cash provided by financing activities was higher due to $850 million of proceeds from the repricing transactions of the 2021 Term Loan and $458 million of proceeds from the issuance of common shares. The increase in cash used in financing activities in the nine months ended September 30, 2024 was partially offset by $335 million of payments on long-term borrowings and $600 million of payments for conversion of the Series B Preferred Stock.

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
The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of September 30, 2024 was 1.8:1.0.
As of September 30, 2024, the 2019 Term Loan and the 2021 Term Loan have no remaining principal amount outstanding and $2,257 million, respectively. We had no amounts outstanding under the Revolving Credit Facility, under which $495 million was available after giving effect to $5 million of outstanding letters of credit, which reduces availability.
Senior Notes
On June 22, 2021, APi Group DE completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay a previously outstanding term loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. As of September 30, 2024, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.
On October 21, 2021, a wholly-owned subsidiary of the Company, completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb acquisition. As of September 30, 2024, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.
Debt Covenants
We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes and Credit Agreement as of September 30, 2024 and December 31, 2023.
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
Under the terms of the agreement, (i) the Series B Holders each agreed to exercise their respective right to convert all of their Series B Preferred Stock into common stock, resulting in a total of 800,000 shares of Series B Preferred Stock being converted into approximately 32,803,519 shares of common stock (inclusive of approximately 283,196 shares attributable to accrued and unpaid dividends thereon (the "Conversion Shares") and (ii) upon issuance of the Conversion Shares, we agreed to immediately repurchase one-half of the Conversion Shares, on a pro rata basis, from the Series B Holders for an aggregate purchase price of $600 million.
The repurchase price was financed by (i) an incremental term facility of $300 million and (ii) cash and available credit from the balance sheet.
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
•Tax Obligations – See Note 11 – "Income Taxes."
•Pension obligations – See Note 12 – "Employee Benefit Plans."
•Operating and Finance Leases – See Note 12 – "Leases" in the Annual Report on Form 10-K filed on February 28, 2024. We have not had material changes to our lease obligations during the nine months ended September 30, 2024.

We make investments in our properties and equipment to enable continued expansion and effective performance of our business. Our capital expenditures are typically less than 1.5% of annual net revenues.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
As of September 30, 2024, our outstanding variable interest rate debt was primarily related to our $2,257 million 2021 Term Loan. To mitigate increases in variable interest rates, we have a $720 million interest rate swap, exchanging one-month SOFR for a rate of 3.59% per annum and a $400 million interest rate swap exchanging one-month SOFR for a rate of 3.41% per annum. During the three months ended September 30, 2024, we entered into a $720 notional amount forward starting interest rate swap that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement, commencing in October 2026 and maturing in January 2029. In addition, interest expense will be offset by the amortization through October 2024 of the remaining gain of $1 million recognized from the termination of the previously outstanding $720 million notional amount interest rate swap. The remaining floating rate portfolio will bear interest based on one-month SOFR plus 200 basis points. As of September 30, 2024, excluding letters of credit outstanding of $5 million, we had no amounts of outstanding revolving loans under our Credit Agreement.
Foreign currency risk
We have operations in over 20 countries globally. Revenues generated from foreign operations represented approximately 35% and 38% of our consolidated net revenues for the three and nine months ended September 30, 2024. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the nine months ended September 30, 2024. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment income and other, net, in the condensed consolidated statements of operations and were a gain (loss) of $1 million and $0 million for the three months ended September 30, 2024 and 2023 respectively, and $(1) million and $0 million for the nine months ended September 30, 2024 and 2023, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation gains (losses) totaled approximately $69 million and $(63) million for the three months ended September 30, 2024 and 2023, respectively, and $26 million and $(22) million for the nine months ended September 30, 2024 and 2023, respectively.
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
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of September 30, 2024 due to the material weaknesses in internal control over financial reporting described below, which were previously disclosed in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2024 due to the material weaknesses in internal control over financial reporting identified and further described below.
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We continue to have previously identified control deficiencies that are not remediated as of September 30, 2024 related to user access controls specific to segregation of duties in the Company’s change management process in certain information technology systems of the Chubb fire and security business that was acquired in 2022, which resulted from ineffective risk assessment. We also continue to have previously identified control deficiencies that are not remediated as of September 30, 2024 related to adequate controls to ensure the completeness and accuracy of time keeping and service order information used in the financial reporting processes of certain businesses that is processed and hosted by a third-party service organization. These control deficiencies constitute material weaknesses in our internal control over financial reporting as of September 30, 2024.
Ongoing Remediation Plan
Management has undertaken various steps to continue remediating such control deficiencies and has made progress since December 31, 2023. Steps taken by us during the three months ended September 30, 2024 include the following:
•Evaluated the operating effectiveness of management’s internal controls, as designed to appropriately address segregation of duties risk. This included evaluating the reporting used, review procedures performed and documented evidence of control outcomes.
•Evaluated that for those conflicts determined by management to be appropriate for business purposes, management adequately evaluated and documented how the conflicts are mitigated by compensating controls, and the effectiveness of those controls.
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
•Continue to evaluate underlying process enhancement opportunities to ensure risks are mitigated to an acceptable level and ensure adequate monitoring procedures are performed where necessary.
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
Changes in Internal Control over Financial Reporting
We are executing our remediation plans to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Other than changes described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors contained in Part I, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company did not have any purchases of equity securities during the three months ended September 30, 2024.
ITEM 4. MINE SAFETY DISCLOSURES
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 trading arrangement
During the three months ended September 30, 2024, Ian Ashken and Jim Lillie, directors of the Company, each adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On August 7, 2024, Mr. Ashken adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company's common stock (a "Rule 10b5-1 Trading Plan") that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Ashken’s Rule 10b5-1 Trading Plan provides for the sale of up to 550,000 shares of our common stock pursuant to one or more limit orders until June 13, 2025, or earlier if all transactions under the trading arrangement are completed.
On August 8, 2024, Mr. Lillie adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Lillie’s Rule 10b5-1 Trading Plan provides for the sale of up to 750,000 shares of our common stock pursuant to one or more limit orders until June 13, 2025, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended September 30, 2024.
Exchange Act Section 13(r) Disclosure
During the third fiscal quarter of 2024, Chubb Fire & Security Limited, a United Kingdom subsidiary of the Company (“Chubb U.K.”), engaged in activities that we are required to disclose under Section 13(r) of the Securities Exchange Act of 1934, as amended, as part of the Iran Threat Reduction and Syria Human Rights Act (“ITRA”). Chubb U.K. installs security systems and fire detection equipment and offers inspection services. An internal review has identified that Chubb U.K. provided services at a U.K. office of Bimeh Iran Insurance Co (U.K.) Ltd. (“Bimeh”), a United Kingdom subsidiary of the Iran Insurance Company, which is owned by the Government of Iran. We expect gross revenue and net profit associated with this transaction to be nominal, if any. We do not plan to provide any future equipment or services to Bimeh.

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

APi GROUP CORPORATION

October 31, 2024	/s/ Russell A. Becker
Russell A. Becker
Chief Executive Officer
(Duly Authorized Officer)

October 31, 2024	/s/ Kevin S. Krumm
Kevin S. Krumm
Chief Financial Officer
(Principal Financial Officer)