Form 10-K
period 2024-12-31
APi Group Corp
filed 2025-02-26
CIK 1796209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________

FORM 10-K
___________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2024, the last business day of the registrant’s most recently completed second quarter, was $8.5 billion.
The number of shares of Registrant’s common stock outstanding as of February 19, 2025 was 277,558,051.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

i

ii

PART I
As used in this Annual Report on Form 10-K ("Annual Report"), the terms “we,” “us,” “our,” the “Company,” and “APG” refer to APi Group Corporation, a Delaware corporation headquartered in New Brighton, Minnesota, and its wholly‑owned subsidiaries (the “Subsidiaries”).
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking statements.” These forward-looking statements are based on beliefs and assumptions as of the date such statements are made and are subject to risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including “expect,” “anticipate,” “project,” “will,” “should,” “believe,” “intend,” “plan,” “estimate,” “potential,” “target,” “would,” and similar expressions, although not all forward-looking statements contain these identifying terms.
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
•our beliefs regarding the effectiveness of the steps taken to remediate previously reported material weaknesses in our internal control over financial reporting;
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
•We operate in international markets, which subjects us to economic, political, and other risks.
•We may not implement our new enterprise resource planning systems successfully, on time and on budget.
•Improperly managed projects or project delays may result in additional costs on claims against us.
•We are a decentralized company and place significant decision-making authority with our subsidiaries’ management, supported by certain integrated policies and processes.
•As part of our business strategy, we rely on our ability to successfully acquire other businesses, and integrate acquired businesses into our operations, and our inability to do so could adversely affect our business and results of operations.
•Higher interest rates increase the interest costs on our credit facilities and on our other floating rate indebtedness and could impact adversely our ability to refinance existing indebtedness or to sell assets.
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
•Any shortfalls in our operation and maintenance of effective controls over financial reporting creates certain risks.
•Our level of indebtedness, and the associated compliance obligations contained in the financial maintenance covenants in our credit facilities and restrictions on our operations set forth in the Credit Agreement (as later defined), increases the potential negative impact of interest rate increases and creates risks to our cash flow and operating flexibility.
•We are self-insured against many potential liabilities, which makes estimating our future expenses for claims difficult and which increases the financial risks associated with the realization of such potential liabilities.
•We may not accurately estimate the costs associated with services provided under fixed price contracts.

•A portion of our contracts allocate the risks of price increases, or reductions in the supply, of the materials we use in our business to us.
•Our contracts portfolio contains many highly-regulated government contracts and guaranties of subsidiary contracts, which present elevated risks in the event of contract breach, as well as elevated risks in the event of changes in spending or budgetary priorities, or delays in contract awards.
•Our contracts portfolio is primarily comprised of contracts with durations of less than six months, many of which are subject to reduction or cancellation, which present risks that turn on our ability to maintain a stable pipeline of projects.
•We maintain a workforce based upon current and anticipated workloads. We could incur significant costs and reduced profitability from underutilization of our workforce if we do not receive future contract awards, if contract awards are delayed, or if there is a significant reduction in the level of services we provide. Additionally, shortages of skilled labor could impede our ability to provide timely, cost-effective services to our customers.
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
•We are vulnerable to the economic conditions affecting the industries we serve, including the construction and technology industries, the energy sector, and data centers, which present risks of a decline in demand for our services or in the financial condition of our customers and their ability and willingness to invest in infrastructure projects.
•A portion of our expected future growth is based on the ability and willingness of public and private entities to invest in infrastructure.
•Our business is subject to operational hazards due to the nature of services we provide and the conditions in which we operate, including some factors which may be outside of our control, including electricity, fires, explosions, mechanical failures and weather-related incidents.
•In our business we face regular litigation across a broad range of claims, including health, safety, and environmental regulation proceedings, as well as costs related to damages we may be assessed relating to our contractual obligations, or as a result of product liability claims against our customers.
•Certain of the markets we serve are seasonal, and our projects can be negatively impacted by poor or extreme weather.
•We operate as a holding company, and as such rely on our subsidiaries to provide cash for our operations and obligations, including distributions and dividends, if any.
•We have outstanding equity instruments that require us to issue additional shares of common stock in the future and we may issue additional preferred stock or make other changes to our ownership structure to generate additional capital. These activities may dilute your ownership interests and, among other reasons, reduce the value of our common stock.
•As part of our incorporation and bylaws in Delaware, we are subject to certain provisions that limit stockholders actions.
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

ITEM 1. BUSINESS
Our Business
We are a global, market-leading business services provider of fire and life safety, security, elevator and escalator, and specialty services with a substantial recurring revenue base and over 500 locations worldwide. We provide statutorily mandated and other contracted services to a strong base of long-standing customers across industries. We have a winning leadership culture driven by entrepreneurial business leaders that deliver innovative solutions to our customers.
We believe that our core strategies of driving organic growth and growth through accretive acquisitions, promoting sharing of best practices across all of our businesses, and leveraging our scale and services offerings place us in the position to capitalize on opportunities and trends in the industries we serve, grow our businesses, and advance our position in each of our markets. We believe that our revenue diversification across customers, end markets, geographies, and projects, combined with our go-to-market strategy of selling inspection work first, regional approach to operating our businesses, specialty operations in niche markets, strong commitment to leadership development, long-standing customers with a robust reputation in the industries we serve, and strong safety track record differentiates us from our competitors.
We have a disciplined acquisition platform which has historically provided strategic acquisitions that are integrated into our operations. Since 2005, we have completed over 125 acquisitions. We target companies that align with our strategic priorities and demonstrate key value drivers such as culture, geography, end markets and client base, capabilities, and leadership. Our priorities are unified around maintaining business continuity while identifying and implementing operational efficiencies, cost synergies, and integration of organizational processes to drive margin expansion.
We employ a regional operating model designed to improve speed and responsiveness to our customers across our businesses, empower leadership of our businesses to drive business performance and execute key decisions, and foster cross-functional sharing of best practices. This structure promotes a business-owner mindset among our individual business leaders and combines the personal attention of a small- to medium-sized company with the strength and support of an industry leader. It also allows each of our businesses to remain highly focused on best positioning itself within the categories in which it competes and reinforces strong accountability for operational and financial performance.
We operate our business under three primary operating segments, which aggregate to our two reportable segments:
•Safety Services – A leading provider of safety services in North America, Europe, and Asia-Pacific, focusing on end-to-end integrated occupancy systems (fire protection solutions, Heating, Ventilation, and Air Conditioning (“HVAC”), entry systems, and elevators and escalators), including design, installation, inspection, and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial, and special-hazard settings.
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
Evolving Regulation. The life safety and elevator industries are highly regulated at the federal, state, and local levels and continuous regulatory changes, including mandated building codes and inspections and maintenance requirements, continue to generate increasing demand for our services, often on a recurring basis. For example, the Uniform Building Codes written by the National Fire Protection Association and the International Code Council regulate fire suppression and sprinkler systems. Among other things, these codes require testing, inspections, repair, maintenance and specific retrofits of building fire suppression and sprinkler systems, which generates recurring revenue related to those services. As these associations and government agencies continue to adopt new, more stringent regulations, the demand for our services increases.
Deferred Infrastructure Investment. Following several years of deferred investment, the aging United States ("U.S.") infrastructure system requires significant maintenance, repair and retrofit services which has spurred demand in our industry. State and local municipalities have deferred infrastructure spending for many years which has resulted in the need to rebuild or retrofit a large portion of the U.S. infrastructure. The Infrastructure Investment and Jobs Act, signed into law on November 15, 2021, includes $550 billion of newly authorized infrastructure spending through 2026. In addition, the growing strategic importance of semiconductor technology in industries like defense, automotive, and telecommunications has caused the U.S. to boost domestic semiconductor production and reduce reliance on foreign supply chains. The CHIPS and Science Act, passed in 2022, allocates funds for semiconductor research, development, and manufacturing, including $39 billion for building new U.S. facilities and equipment.
Our Competitive Strengths
We believe that the following are our key competitive strengths:
Leading Market Positions in Diverse Set of Niche Industries. We believe that we are one of the go-to-market leaders in each of the niche industries we serve, including the industry leader in life safety and security services, among the top five specialty contractors in North America, and a premier provider of services for elevator and escalator equipment. We believe that our revenue diversification across customers, end markets, geographies and projects, combined with our go-to-market strategy of selling inspection work first, regional approach to operating our businesses, operations in niche industries with strong cross-selling opportunities and recurring revenue potential, strong commitment to leadership development, long-standing customer relationships with a robust reputation in the industries we serve, and strong safety track record differentiates us from our competitors. As a result of our strong global brand recognition, we believe we have better access to new business opportunities, allowing us to maintain and advance our market share positions.
Repeat Revenue with Diverse Mix of Customers, End Markets, Geographies and Projects. We have repeat revenue from a diverse set of long-standing blue-chip customers who are spread across a variety of end markets and geographies with low concentration. Many of our customers have high creditworthiness in a direct service relationship or contracting role, providing stable cash flows and a platform for organic growth. Service inspections are often required by legislation or insurance mandates, providing a strong recurring revenue stream. Our broad geographic footprint reaches over 500 locations throughout over 20 countries and allows us to maintain relationships with local decision makers while also having the ability to execute multi-site services for national and international account customers.
Differentiated Business Model Focused on Growing Service Revenue. Our go-to-market strategy in life safety is to sell inspection work first, because we estimate that every dollar sold can lead to subsequent service work. In most cases, our inspection work is covered by statutory or insurance requirements. Nearly all facilities that have existing life safety systems are required by law to have that system inspected on at least an annual basis. This strategy differentiates us from our peers and we believe ultimately creates a stickier client relationship that we believe leads to recurring revenue, higher margins, and growth opportunities.
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

Disciplined Acquisition Platform with History of Strategic Acquisitions. We have a disciplined acquisition platform through which we systematically target, execute, and integrate strategic acquisitions. Since 2005, we have completed over 125 acquisitions. Through our selective approach, we identify and assess companies that we believe align with our strategic priorities and demonstrate key value drivers such as culture, geography, end markets, client base, leadership, and service capabilities. Each of our businesses maintains its identity, reputation, customer relationships and culture following acquisition while benefiting from the resources of the APG network, which we believe is an important differentiator. Our acquired businesses benefit from direct access to the APG network, which facilitates organizational sharing of knowledge and best practices, increases collaboration across our businesses, and develops cross-brand solutions which foster enhanced experience, quality, and efficiency.
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
Resilient Business Model with Multiple Levers to Navigate Downturns. Our proactive approach to managing risk across our platform, recurring revenue services-focused business model, and highly variable cost structure provide significant flexibility to effectively navigate downturns. Our significant union labor force in the U.S. and subcontract labor force internationally allow us to flex our workforce capacity as market conditions dictate without incurring significant trailing costs or severance. Our average project duration is relatively short, which helps mitigate inflationary exposure to cost of goods sold or changes in labor expense that some peers may experience in an inflationary environment. Historically, we have managed inflationary pressure through cost efficiency, cost saving actions, and price increases, when needed. We believe that our broad mix of customers across many sectors and strong recurring revenue streams help us mitigate the impact of economic downturns on our business. In a downturn, we have multiple levers to pull to preserve cash due to a high proportion of variable costs.
Attractive Financial Performance and Strong Margin and Cash Flow Profile. We believe that, due to our differentiated operating model, diversified services offerings, historically strong organic growth, and disciplined acquisition strategy, we have an attractive financial performance profile. In addition, we support margin growth by leveraging our scale to benefit from procurement savings resulting from enhanced purchasing power and serving higher-margin, niche industries. We also have a stable cash flow profile driven by our focus on recurring services-based revenue and our asset-light business model, which requires minimal ongoing capital expenditures (which are typically less than 1.5% of total net revenues). The mission-critical nature of our services and regulatory-driven inspection requirements provide predictable, recurring revenue stream opportunities. Maintenance and services revenues are less cyclical and are reasonably recurring due to the consistent renewal rates and deep customer relationships.
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
•Grow Maintenance, Inspection, Monitoring, and Service Revenue - We believe that we can drive substantial organic growth by focusing on growing our maintenance, inspection, monitoring, and service revenue, which is a component of our business in each of our segments. We plan to capitalize on our broad base of installed projects, cross-selling opportunities, and customer relationships to continue to grow maintenance, inspection, monitoring, and service revenue.

•Maximize Cross-Selling Opportunities - With diverse businesses, a broad reach across a variety of different industries, geographies, and end markets, and a culture of collaboration, we believe that we have significant cross-selling opportunities to service more of the project life cycle and, once a project is completed, to continue to grow attractive recurring revenue streams.
Accelerate Growth through Acquisitions. We have a well-established acquisition platform with a track record of executing accretive acquisitions through our selective approach to targeting and assessing potential acquisitions that we believe align with our values and strategic priorities. We believe that the global markets and platforms in which we operate are fragmented and lend themselves to continued opportunistic acquisitions. We have grown, and plan to continue to drive growth, through accretive acquisitions targeting businesses in our existing segments and those complementary to our service offerings.
Continue to Foster Leadership Development throughout All Levels and Geographies of the Organization. We plan to continue to invest in and support our leadership development culture through our Building Great Leaders® platform, which we believe will continue to empower the leaders across our businesses, drive business performance and create future cross-selling opportunities. Our programmatic training and development curriculum focuses on a range of topics, from enhancing technical capabilities to developing soft skills, and decision-making training to enable independent company leadership. We believe that this culture will continue to support our decentralized operating model, which combines the personal attention of a small- to medium-sized company with the strength and support of an industry leader.
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
Customers
We have long-standing relationships with many customers in each of the industries we serve. We serve customers in both the public and private sectors, including commercial, industrial, distribution and fulfillment centers, manufacturing, education, healthcare, telecom, utilities, transmission and integrity, high tech, entertainment, government, and infrastructure. Our customers range from Fortune 500 companies with diverse, worldwide operations to single-location companies. We have low customer concentration with no single customer accounting for more than 5% of our total net revenues for 2024.
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
Effect of Seasonality and Cyclical Nature of Business
Our net revenues and results of operations can be subject to variability stemming from seasonal and other variations. Seasonal variations can be influenced by weather conditions impacting customer spending patterns, contract award seasons, and project schedules, as well as the timing of holidays. Consequently, net revenues for our businesses are typically lower during the first and second quarters due to the prevalence of unfavorable weather conditions within our North American companies, which can cause project delays and affect productivity.
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
Supply
We have multiple supply sources in various markets at competitive pricing for substantially all of our raw material and installed components. The raw materials and various purchased components we use such as piping, steel, sheet metal, fire suppression/detection, elevator/escalator components, and HVAC equipment have generally been available in sufficient quantities in a timely manner. We rely on multiple third-party manufacturers as a source for pre-fabricated goods or system components. Historically, we have been able to mitigate commodity cost exposure by purchasing or price locking commodities early for particular projects, as well as selectively using time or market-based escalation provisions in proposals and contracts. While we have experienced some impacts on our supply chain to date, they have only impacted longer term contracts within our business, which are not significant. We do not anticipate experiencing significant procurement challenges, as the purchases of required materials can be sourced from multiple sources; however, tariffs or other changes in international trade relations or other factors such as the impact of pandemics and regional conflicts, could result in limited availability of or increased costs for some materials.
Sales and Marketing
Our success depends on developing and maintaining successful long-term relationships with key customers in each of the industries we serve. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing reliable, high-quality service in a professional manner. We believe we can continue to leverage specific technical and marketing strengths at the individual business level to expand the services offered in each business’s market. Our culture of collaboration across our businesses provides significant cross-selling opportunities to leverage our current project base, existing relationships and professional expertise to provide additional services to our existing customers. In North America, we provide a single point of contact for customers with a regional or national portfolio of properties through our National Service Group (“NSG”) team within our Safety Services segment, which enhances our understanding of customers on a national scale and allows us to build more meaningful relationships with our customers. Through our NSG team, we are able to quickly and efficiently allocate resources to meet customer needs.
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
Growing and Developing our People
Our number one value and priority is the safety, health and well-being of all of our approximately 29,000 team members, all of whom are critical to the execution of our strategies and achieving business success.

Talent Development and Engagement
We believe our success in attracting and retaining qualified team members will be based on the quality of our training, leadership development and opportunities for growth and advancement. We offer multiple accelerated development programs focusing on advancing the business and leadership skills of team members. Our field-based leadership has the opportunity to participate in a development program focused on building foundational leadership skills. In addition, we offer structured tools and opportunities for development, including individual development plans, executive coaching, strategic leadership advisory services and on-demand learning opportunities hosted on our learning management platform, on our intranet site, and through podcasts.
We believe that a culture where every team member can grow, thrive, and feel they belong is a differentiator and enables us to attract and retain people who also build inclusive relationships with our customers. We are committed to equity and inclusion and are building and evolving our culture of inclusion through our day-to-day work through our leadership, learning and development.
We monitor team member engagement through annual engagement assessments and provide recommendations for follow up based on this assessment. Our continued success will depend, in part, on our ability to continue to attract, motivate, retain, and reward high-quality, skilled employees.
Health & Safety
We have a safety culture that is grounded in our commitment to zero incidents. We have established safety standards covering the risks particular to our business, deployed through specific training and monitored by country-level inspection programs. The aim of these programs is to ensure that all employees are aware of and comply with safety standards we have established and all applicable laws, regulations and other requirements in the countries and jurisdictions in which we operate. We have implemented our safety program, STEPS (Striving Toward Excellence and Professionalism in Safety), globally, which promotes safety culture awareness throughout our operations. Outside of North America, we have established a security program, SAFE (Scan, Assess, Fix, Execute) which is linked to the need for preventive actions before starting work. In addition, we have multiple programs geared towards increasing everyone’s awareness of our safety culture and to empower employees to stop work if risks are unmanageable. We are very focused on improving our fleet performance through defensive driver training, fleet technology, and company fleet assessments. Additionally, we participate in an annual Safety Week which includes activities designed to elevate safety awareness, and we hold an annual competition to acknowledge and reward businesses exhibiting excellence in safety. Our team of over one hundred safety professionals support the operations in each business to ensure industry safety standards are met and audits by safety professionals or certified organizations are utilized to assess the maturity of our safety management systems.
Our rate of incidents recordable under the standards of the U.S. Occupational Safety and Health Administration ("OSHA") per one hundred employees per year, also known as the OSHA recordable rate, was 0.97 during 2024 and 0.96 during 2023. Our rate of 0.97 is considerably less than the most recently published OSHA rate for our industry of 2.3.
Competitive Pay, Benefits and Total Rewards Practices
Our total rewards philosophy is designed to align the compensation of our team members with Company financial results and performance, and to provide the appropriate market-competitive pay to attract, retain, and incentivize team members to achieve superior performance. We offer a comprehensive, competitive portfolio of health, financial, and well-being benefits aligned with market practice and legal requirements in each country in which we operate. Our benefit programs support our team members bringing their best self to work as they support their mental, physical, and financial needs and goals.
Executive Officers
Set forth below is certain information relating to our current executive officers.

Name	Age	Title
Russell A. Becker	59	Chief Executive Officer and President
Glenn David Jackola	45	Interim Chief Financial Officer
Louis B. Lambert	49	Senior Vice President, General Counsel and Secretary
Kristina M. Morton	50	Senior Vice President and Chief People Officer

Russell A. Becker has served as a director of the Company since October 2019. Mr. Becker joined APi Group, Inc. in 2002 as its President and Chief Operating Officer and became its Chief Executive Officer in 2004. Prior to leading APi Group, Inc., Mr. Becker served in a variety of roles at The Jamar Company, a subsidiary of APi Group, Inc., including as a Manager of Construction from 1995 to 1997 and as President from 1998 until he joined APi Group, Inc. in 2002. Mr. Becker served as a project manager for Ryan Companies from 1993 to 1995 and as a field engineer with Cherne Contracting from 1991 to 1993. Since January 2019, Mr. Becker has served on the board of directors for Marvin Companies, a private company. Mr. Becker also serves on the advisory board for the Construction Management Program at Michigan Technical University.
Glenn David Jackola has served as Interim Chief Financial Officer since December 2024 and previously served as the Chief Financial Officer and Vice President of Transformation at APi International since November 2022. Prior to his current role, he held the position of Vice President, Controller and Chief Accounting Officer at the Company from March 2022 to November 2022, and as Vice President, Corporate Planning and Analysis since joining the Company in October 2021. Prior to joining the Company, Mr. Jackola was the Vice President of Finance of James Hardie Building Products where he served as head of finance for the North American business. Prior to that, Mr. Jackola was Vice President of Finance – Europe for Ecolab and also held other roles of significant responsibility within Ecolab since joining in July 2008. Mr. Jackola received his bachelor’s degree in Economics from Carleton College and his Master of Business Administration in Finance from the University of Chicago Booth School of Business.
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
ITEM 1A. RISK FACTORS
RISKS RELATED TO OUR BUSINESS
We operate in international markets, which subjects us to economic, political and other risks.
Approximately 38% of our revenue was derived from areas outside the United States for the year ended December 31, 2024. Accordingly, our business is and will in the future be subject to risks associated with doing business internationally, including:
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
•trade protection measures, such as tariff increases, and import and export licensing and control requirements, which may, among other things, increase commodity prices of materials used as components of supplies or materials utilized in all of our operations, particularly in light of the stated trade policies of the new U.S. presidential administration;
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
•difficulty in recruiting and retaining trained personnel in our international operations; and
•our ability to comply with, and the costs of compliance with, laws and regulations governing international business operations, including restrictions on transactions with certain countries, governments, entities and individuals subject to U.S. economic sanctions or export restrictions, and anti-bribery laws such as the Foreign Corrupt Practices Act and similar local anti-bribery laws.
Our international operations subject us to laws, regulations, and interpretations which are complex, may restrict our business dealings, and are frequently changing. For example, we must comply with applicable trade sanctions and export controls, including those administered by the U.S. Department of Treasury's Office of Foreign Assets Control and the U.S. Commerce Department's Bureau of Industry and Security. In addition, applicable U.S. and non-U.S. anti-corruption laws, including but not limited to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, generally prohibit us from, among other things, corruptly making payments for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world and in certain industries that may experience corruption, and in certain circumstances, compliance with these laws may conflict with longstanding local customs and practices.
Our policies mandate compliance with all applicable anti-corruption and trade controls laws. We have policies and procedures designed to ensure that our employees and intermediaries who work for us outside the United States comply with these laws, and we otherwise require such employees and intermediaries to comply with these laws. However, there can be no assurance that such policies, procedures and other requirements will protect us from violating these regulations in every transaction in which we may engage, or protect us from liability under U.S. or international laws for actions taken by our employees or intermediaries; moreover, detecting, investigating and resolving actual or alleged violations of such laws is expensive and could consume significant time and attention of our senior management, in-country management, and other personnel. Liability for such actions could result in severe criminal or civil fines, penalties, forfeitures, disgorgements or other sanctions. This in turn could have a material adverse effect on our financial condition, results of operations, and cash flows.
We are implementing new enterprise resource planning systems. Our failure to implement such systems successfully, on time and on budget could have a material adverse effect on us.
In 2024, we began implementing new enterprise resource planning (“ERP”) systems, which are designed in part to support our future growth and more fully optimize our existing processes by harmonizing our systems and phasing out legacy systems at various businesses we have acquired over the years, and will continue to implement the new systems in phases across our various entities on a worldwide basis over the next few years. ERP implementations are complex, time-consuming, labor intensive, and involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes to realize the benefits of the ERP systems. Any such implementation involves risks inherent in the conversion to a new information technology system, including loss of information and potential disruption to our field operations. The implementations and maintenance of the new ERP systems have required, and will continue to require, the investment of significant financial and people resources and the implementations may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementations of the new ERP systems without experiencing difficulties, or even if successfully implemented, we may not fully realize the anticipated benefits.
Any disruptions, delays or deficiencies in the design and implementation or the ongoing maintenance of the new ERP systems could adversely affect our ability to provide the services and perform the business and reporting functions described above, and otherwise operate our business. Additionally, if we do not effectively implement the ERP systems as planned or the systems do not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.
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
We believe our practice of conferring significant authority upon the management of our subsidiaries has been important to our successful growth and has allowed us to be responsive to opportunities and to our customers’ needs. We seek to maintain business continuity within our subsidiaries while identifying and implementing operational efficiencies, cost synergies, and integration of organizational processes across these companies, including standardized global system implementations. This balance presents certain risks, including the risk we would be slower to identify a misalignment between a subsidiary’s and our overall business strategy or shared processes. If an operating subsidiary fails to follow our shared company policies and processes, including those relating to compliance with applicable laws, we could be subjected to risks of noncompliance with applicable regulations.
RISKS RELATED TO ACQUISITIONS
Our business strategy includes acquiring companies and making investments that complement our existing businesses or expand into adjacent industries. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.
We expect to continue to evaluate the acquisition of strategic businesses, service lines, and technologies with the potential to strengthen our industry position, enhance our existing offerings, or expand into adjacent industries. However, we cannot assure you that we will identify or successfully complete suitable acquisitions in the future or that completed acquisitions will be successful. Acquisitions that do not achieve the intended strategic or operational benefits could adversely affect our operating results and may result in an impairment charge.
We may also face competition for acquisition opportunities, and other potential acquirers may offer more favorable terms or have greater financial resources available for potential acquisitions. This competition may further limit our acquisition opportunities or raise the prices of acquisitions and make them less accretive, or possibly not accretive, to us. Furthermore, the increased antitrust scrutiny of and compliance requirements for potential acquisitions, including by the Federal Trade Commission and Department of Justice under the Hart-Scott Rodino Act, the Sherman Act, the Clayton Act, or other applicable laws, could negatively impact the cost and timing of or our ability to complete certain potential acquisitions. Failure to consummate future acquisitions could negatively affect our business and growth strategies.

Under certain circumstances, it may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our current business operations, and we may not be able to do so successfully or within the anticipated costs or timeframe. Acquisitions and investments may involve significant cash expenditures, the incurrence of debt, expenses, and operating losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including:
•diversion of management’s time and attention from daily operations;
•difficulties and unanticipated issues integrating acquired businesses, operations, systems, technology infrastructure, and personnel into our business;
•inability to obtain required regulatory approvals;
•inability to obtain required financing on favorable terms or, if so obtained, risks associated with incurrence of additional indebtedness;
•potential loss of key employees, key contractual relationships, or key customers of acquired companies or from our existing businesses;
•costs and expenses of acquisitions, including fees paid to financial, legal and accounting advisors, facilities and systems implementation or consolidation costs, severance and other potential employment-related costs, including severance payments that may be made to former employees of acquired businesses;
•an increase in the scope, geographic diversity and complexity of our current operations, and the need to coordinate geographically dispersed organizations;
•becoming subject to, and future changes in, additional laws and regulations as a result of an acquisition;
•complexities that may arise from any entry into new or adjacent markets or business lines as a result of an acquisition;
•failure to recognize the expected synergies of any acquisition;
•failure of the acquired business to meet our expectations, which may cause our financial results to differ from our own or the investment community’s expectations;
•potential need to negotiate with labor unions of the employees of acquired companies;
•assumption of the liabilities and exposure to unforeseen liabilities of acquired companies (including environmental, employee benefits, safety and health and third party property and casualty liabilities);
•other risks and liabilities arising from the prior operations of an acquired business, such as performance, operational, safety, cybersecurity, environmental, workforce or other compliance or tax issues, some of which we may not have discovered or accurately estimated during our due diligence and may not be covered by indemnification obligations or insurance.
We cannot be sure that we will be able to successfully complete the integration process without substantial costs, delays, disruptions or other operational or financial problems. Failure to successfully integrate acquired businesses could adversely impact our business, financial condition, results of operations and cash flows. Any acquisitions or investments may ultimately harm our business or financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.
On June 3, 2024, the Company expanded into a new market of elevators and escalators upon completing our acquisition of Elevated Facility Services Group ("Elevated"). Elevated is a premier provider of contractually based services for all major brands of elevator and escalator equipment. The success of the Elevated Acquisition depends, in part, on our ability to successfully integrate and operate the Elevated business in conjunction with our existing life safety businesses and transition from the services and systems provided by the seller. The potential difficulties of integrating the operations of the Elevated business include, among others: continued unanticipated issues in integrating personnel, operations, systems and technology infrastructure; changes in applicable laws and regulations or conditions imposed by regulators in a market we are not experienced in; deploying internal controls over financial reporting; operating risks inherent in the Elevated business and our existing businesses. We may not accomplish the integration of the Elevated business smoothly, successfully or within the anticipated costs or timeframe. In addition, the Elevated business may not meet our expectations, causing our financial results to differ from our own or the investment community’s expectations. Any of these factors could have a negative effect on our financial condition, results of operations, and cash flows.

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
Higher interest rates could also limit our ability to refinance existing indebtedness and increase interest costs on any indebtedness that is refinanced. We have and may continue to enter into agreements such as floating-to-fixed interest rate swaps, caps, floors and other hedging contracts in order to hedge against the cash flow effects of changes in interest rates for floating rate debt. As of December 31, 2024, the Company had $1,840 million notional amount outstanding in interest rate swap agreements that exchange a variable rate of interest for a fixed rate over the term of the agreement. However, we may not maintain interest rate swaps with respect to all of our floating rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, these agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.
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
While we believe we have made reasonable estimates and assumptions to calculate the fair values of our reporting units which were based on facts and circumstances known at such time, it is possible that existing or new events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of our estimates and assumptions, which could be materially different from our estimates and assumptions. Any impairment in the value of our goodwill would have an adverse non-cash impact on our results of operations and reduce our net worth. As of December 31, 2024, we had goodwill of $2,894 million, which is maintained in various reporting units.
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
In connection with our preparation of our consolidated financial statements for the years ended December 31, 2023 and 2022, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). As previously disclosed in our Annual Reports on Form 10-K for the years ended December 31, 2023 and 2022, management identified material weaknesses related to our internal control over financial reporting. Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.
While we believe we have remediated all material weaknesses previously identified, we cannot assure that we will not have additional material weaknesses in the future. If we have additional material weaknesses in the future and fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.
Our indebtedness may adversely affect our cash flow and our ability to operate our business and fulfill our obligations under our indebtedness.
As of December 31, 2024, on a consolidated basis, we had $2,157 million in principal amount of debt outstanding under our credit facilities, $614 million of senior notes, and other indebtedness totaling approximately $5 million.
Our indebtedness could have significant effects on our operations. For example, it may:
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
We are self-insured against many potential liabilities.
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
For certain contracts, including where we have assumed responsibility for procuring materials for a project, we are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. In addition, our customers’ capital budgets may be impacted by the prices of certain materials. These prices could be materially impacted by general market conditions and other factors, including U.S. trade relationships with other countries or the imposition of tariffs. We are also exposed to increases in energy prices, including as they relate to gasoline prices for our rolling-stock fleet of approximately 11,700 vehicles. Additionally, the price of fuel required to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control. Any increase in fuel costs could materially reduce our profitability and liquidity to the extent we are not able to adjust our pricing for such expenses. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that price increases of commodities would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects.
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

Changes in spending or budgetary priorities or delays in contract awards may materially adversely affect our business, financial condition and results of operations.
We perform work through various subsidiaries to the U.S. federal government through government contracts. We also undertake projects for non-governmental customers who receive some level of federal funding for those projects. Levels of U.S. federal government spending are difficult to predict and subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget and expenditure reductions and reforms on federal governmental processes will present for us, our customers and our industry generally. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect the funding for the work we provide under government contracts and the federally-funded projects we undertake for our customers, and could delay contracting or payment decisions by our customers or result in the federal government not renewing contracts with us. Current U.S. federal government spending levels for the work we provide to the federal government, for the funding of the projects of our customers or for other programs may not be sustained, and future spending and program authorizations may not increase or may decrease or shift to programs in areas where we do not provide services or are less likely to be awarded contracts. In the event the budgets or budgetary priorities of the U.S. federal government entities with which we do business are delayed, decreased or underfunded, or if the same occurs with respect to the federally-funded projects we undertake for our customers, our consolidated revenues and results of operations could be materially and adversely affected.
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
We also maintain defined benefit pension plans outside of the U.S. Our non-U.S. defined benefit pension plans include both funded and unfunded plans. We completed a pension buy-in transaction during 2023 and entered into insurance contracts with a global insurance company for the funded plan in the U.K. (closed to new members and future benefit accrual). The funded plan in Canada (closed to new members) is financed predominantly through externally invested pension plan assets via externally managed funds and insurance companies, which investments are subject to market, interest rate and inflation risks. If these investments do not perform well or are not managed properly and their values decline significantly, it could result in a coverage shortfall for these pension obligations and therefore significantly increase our pension obligations. In December 2024, we entered into a non-binding agreement in principle with the Trustees of the two pension plans in the U.K. to proceed with wind-up of the plans contingent on certain conditions. If all conditions are met and we execute the final wind-up, it may have a non-cash impact on our results of operations.
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
As of December 31, 2024, approximately 50% of our employees were covered by collective bargaining agreements in the U.S. or similar employment and labor obligations in other countries in which we conduct business. The terms of these agreements limit our discretion in the management of covered employees and our ability to nimbly implement changes to meet business needs. In addition, our employees in certain countries in Europe are subject to works council arrangements, exposing us to potential delays in implementing changes, works council claims and litigation. There can be no assurance that our non-unionized employees will not become members of a union or become covered by a collective bargaining agreement, including through an acquisition of a business whose employees are subject to such an agreement. Certain of our unionized employees have participated in strikes and work stoppages in the past, and we cannot be certain that strikes or work stoppages will not occur in the future. In the current inflationary environment, negotiations over union wage rates or increase in benefits may slow or derail contract renegotiations, which may lead to potential strikes or work stoppages. Strikes or work stoppages could adversely impact relationships with our customers and could cause us to lose business and experience a decline in revenues. Our ability to complete future acquisitions also could be adversely affected because of our union status. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some acquisition targets may decline to become affiliated with a union-based company. Moreover, certain of our customers, where permissible by law, may require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews become unionized, which could negatively affect our financial condition, results of operations and cash flows.

RISKS RELATED TO OUR CUSTOMER BASE
We serve customers who are involved in construction. technology, energy exploration, production and transportation, and adverse developments affecting activities in these industries, reduced demand for oil and natural gas products, or increased regulation of exploration and production, could have a material adverse effect on our results of operations.
Our energy and infrastructure businesses depend on energy and other industries' participants’ willingness to make operating and capital expenditures to build pipelines to transport oil and natural gas and the development and production of oil and natural gas, as well as other infrastructure-related projects, in the United States. The level of activity in the new construction of oil and natural gas pipelines, oil and natural gas exploration and production in the U.S. has been volatile. A reduction in these activities generally results in decreased demand for our support services in that industry. Therefore, if these expenditures decline, our business is likely to be adversely affected.
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
CLAIMS AND LITIGATION RISKS
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
Certain of our customers’ work is awarded through proposal processes on a project-by-project basis. In connection with such project-based work, price is often a significant factor that determines whether we are awarded the project, especially on smaller, less complex projects. Smaller competitors may have an advantage against us based on price alone due to their lower costs and financial return requirements. Generally, it is difficult to predict whether and when we will be awarded a new contract due to lengthy and complex bidding and selection processes, changes in existing or forecasted market conditions, customers’ access to financing, governmental regulations, permitting and environmental matters. Additionally, our proposals for certain projects may depend on customer perception, including our perceived relative ability to perform the work as compared to our competitors or a customer’s perception of technological advantages held by our competitors as well as other factors. Moreover, if we do not employ new technologies as quickly or efficiently as our competitors, or if our competitors develop or utilize more cost-effective or customer-preferred technologies, such as data analytics, artificial intelligence and other new and emerging technologies, that give them a competitive advantage in the proposal bidding and selection process, it could have a material adverse effect on our ability to win and retain business from customers. Our market share and results of operations could be materially and adversely affected if we are unsuccessful in proposing on projects or renewing our master service agreements, or if our ability to be awarded such projects or agreements requires that we accept less desirable terms, including lower margins. Furthermore, because we derive revenue from projects awards that are subject to these uncertainties, our results of operations and cash flows can fluctuate materially from period to period.
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
A failure in the systems we construct and install, or in the systems we repair or service, whether due to employee acts or omissions or faulty workmanship or design, may subject us to significant liability.
Our business involves professional judgments regarding the planning, design, development, construction, operations and management of electric power transmission, communications and pipeline infrastructure. Because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable professional standards, including engineering standards, could result in damages. A significantly adverse or catastrophic event at a project site or completed project resulting from the services we performed could result in significant professional or product liability, personal injury (including claims for loss of life) or property damage claims or other claims against us, as well as reputational harm. We also repair and service safety systems, including elevator and escalator equipment that see heavy consumer traffic, and therefore the potential risk of personal injury for equipment failure is enhanced. These liabilities could exceed our insurance limits or applicable indemnification rights and could impact our ability to obtain third-party insurance in the future. In addition, customers, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, if successful and of a material magnitude, could have a substantial impact on our business, financial condition, results of operations and cash flows.
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
We have a holding company structure and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. As a result, we are dependent on the income generated by our subsidiaries to meet our expenses and operating cash requirements. The amount of distributions and dividends, if any, which may be paid from APG and its subsidiaries to us will depend on many factors, including APG’s results of operations and consolidated financial condition, its constitutional documents, documents governing any indebtedness of APG or its subsidiaries, limits on dividends under applicable law, and other factors which may be outside of our control. If our subsidiaries are unable to generate sufficient cash flow, we may be unable to pay our expenses or make distributions and dividends on the common stock. In addition, any distributions or dividends that may be made from to APG by its subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate, and we may not be able to repatriate income or capital in a tax efficient manner, if at all. Moreover, to the extent we intend to pay dividends on our common stock, we will pay such dividends at such times (if any) and in such amounts (if any) as the Board determines appropriate.
We have equity instruments outstanding that would require us to issue additional shares of common stock. Therefore, you may experience significant dilution of your ownership interests and the future issuance of additional shares of our common stock, or the anticipation of such issuances, could have an adverse effect on our stock price.
We have 4,000,000 shares of Series A Preferred Stock which are convertible into shares of our common stock, at any time at the option of the holder. We will be obligated to pay dividends on our 4,000,000 outstanding shares of Series A Preferred Stock based on the market price of our common stock if such market price exceeds certain trading price minimums. These dividends are payable in cash or shares of our common stock, at our sole option. The issuance of common stock pursuant to the terms of the Preferred Stock will reduce (by the applicable proportion) the percentage stockholdings of those stockholders holding common stock prior to such issuance which may reduce your net return on your investment in our common stock.
In addition, we have various outstanding equity awards to employees and directors under the APi Group Corporation 2019 Equity Incentive Plan. As of December 31, 2024, we had 11,998,287 shares of common stock available under this Plan.
We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with future acquisitions, future issuances of our securities for capital raising purposes or for other business purposes. For example, in April 2024, we issued 12,650,000 shares of the Company’s common stock in a public underwritten offering and used the net proceeds to finance, in part, the acquisition of 100% of the equity interests of Elevated Facility Services Group ("Elevated") and for general corporate purposes. Future sales by us of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.
We may issue preferred stock in the future, and the terms of the preferred stock may reduce the value of our common stock.
Under the terms of our certificate of incorporation, our Board of Directors is authorized to create and issue one or more additional series of preferred stock, and, with respect to each series, to determine number of shares constituting the series and the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, which may include dividend rights, conversion or exchange rights, voting rights, redemption rights and terms and liquidation preferences, without stockholder approval. If we create and issue one or more additional series of preferred stock, it could affect your rights or reduce the value of our outstanding common stock. Our Board of Directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of our common stock and which could have certain anti-takeover effects. For example, in connection with the Chubb Acquisition, in January 2022 we issued shares of Series B Preferred Stock which had quarterly dividend rights and were ultimately converted into common stock in February 2024.
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
Pursuant to our certificate of incorporation, unless we consent in writing to an alternative forum, the Delaware Court of Chancery is the sole and exclusive forum for: (1) derivative actions or proceedings brought on behalf of us; (2) actions asserting a claim of fiduciary duty owed by any of our directors, officers or employees to us or our stockholders; (3) civil actions to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws; or (4) actions asserting a claim governed by the internal affairs doctrine. Under our certificate of incorporation, if the Delaware Court of Chancery lacks jurisdiction over any of the foregoing actions or proceedings, then the sole and exclusive forum for such actions or proceedings will be another state or federal court located in the State of Delaware, as long as such court has jurisdiction over the parties. These Delaware forum provisions require our stockholders to bring certain types of actions and proceedings relating to Delaware law in the Delaware Court of Chancery or another state or federal court located in the State of Delaware and therefore may prevent our stockholders from bringing such actions or proceedings in another court that a stockholder may view as more convenient, cost-effective or advantageous to the stockholder or the claims made in such action or proceeding, or may discourage them from bringing such actions or proceedings.
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
•adverse or new pending litigation against us; or
•issuance of future annual Series A Preferred Stock dividends, which are intended to be settled in common stock.
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
In the event of a cybersecurity incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings or suffer damage to our reputation. In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks, including the potential use of artificial intelligence tools, pose a risk to our information technology systems and the systems that we design and install. We have established security policies, processes and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems, disruption of our operations or the secure operation of the systems we install. Despite these efforts, our information technology systems may be damaged, disrupted or shut down due to attacks by unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures or other events, and in these circumstances our disaster recovery plans may be ineffective or inadequate. These breaches or intrusions could lead to business interruption, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings and other costs. Such events could have a material adverse impact on our consolidated financial condition, results of operations and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation. We maintain monitoring practices and protections of our information technology to reduce these risks and test our systems on an ongoing basis for potential threats. There can be no assurance, however, that our efforts will prevent the risk of a security breach of our databases or systems that could adversely affect our business.
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
In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate, we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure and we could be subject to potentially substantial fines and penalties for non-compliance for major breach, theft or loss of personal data. For example, under the E.U. General Data Protection Regulation (“GDPR”) and U.K. General Data Protection Regulation ("UK GDPR") companies must meet certain requirements regarding the handling of personal data or face penalties of up to 4% of worldwide revenue. Furthermore, the collection and safeguarding of personal information has increasingly attracted enhanced scrutiny from the general public in the United States, which has resulted in additional actual and proposed legislative and regulatory rules at the federal and state levels (e.g., the California Consumer Privacy Act of 2018 and California’s Proposition 24 of 2020). We believe that data privacy regulations and public expectations will continue to evolve, which may require us to incur additional expenses and which may heighten the risks associated with compromised information. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial results.
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
In addition, the recent change in the U.S. presidential administration could impact U.S. trade and other policies and result in substantial changes that may impact our business. Enforcement of existing laws and regulations, including changes in the enforcement priorities of regulators, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial position or operating results.
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
The responsibilities of the Chief Information Officer ("CIO") include overseeing cybersecurity measures with the global Chief Information Security Officer ("CISO"). The CIO's background includes nearly 19 years of IT leadership at a major medical technology company and experience in various industries such as financial services, manufacturing, oil and gas, and chemicals. He holds an undergraduate degree in Management Information Systems from Augsburg University and a Master of Business Administration from Carlson School of Management at the University of Minnesota.
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
The CISO has appointed experienced security leaders over the North American and International regions to create additional alignment and collaboration.

Risk Management and Strategy
Our cybersecurity risk management program primarily leverages the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"). We routinely assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. Our risk management program also assesses third party risks to attempt to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. As part of our cybersecurity risk management program, we also gather Threat Intelligence through our multiple security partners and tools. This intelligence (including tactics, techniques and procedures used by cyber criminals) provides insights into potential threats and vulnerabilities, which helps us to defend against cyber-attacks.
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
Cybersecurity Risk
Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A, "Risk Factors" of this Annual Report on Form 10-K.
ITEM 2. PROPERTIES
We own our corporate headquarters in New Brighton, Minnesota and own and lease other facilities globally where we conduct business. Our facilities are utilized for operations in our reportable segments and include offices, warehouses, storage, fabrication manufacturing, maintenance shops, and training and educational facilities. As of December 31, 2024, we owned approximately 50 facilities and leased approximately 500 facilities in the U.S., France, the United Kingdom,

Australia, the Netherlands, and over 15 other countries. We believe that our existing facilities are sufficient for our current needs.
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
Common Stock
As of February 19, 2025, there were approximately 15 holders of record of our common stock.
Dividends
We have historically not paid cash dividends and do not currently anticipate paying a cash dividend on our common stock. We intend to retain future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and this determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our Credit Agreement (as later defined), in certain situations, prohibits us from paying cash dividends or making other distributions on our common stock without prior consent of the lender. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Holders of shares of our Series A Preferred Stock are entitled to receive an annual stock dividend, payable in stock or cash at the election of our Board of Directors, based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends. We intend to settle these dividends in shares of Common Stock.
Prior to the conversion of our Series B Preferred Stock into common stock in February 2024 ("Series B Preferred Stock Conversion"), the holders of our Series B Preferred Stock were entitled to receive quarterly dividends in cash or (subject to the satisfactions of certain conditions) shares of our common stock, at our sole option (which we intended to settle in shares of common stock). We declared a pro rata Series B Preferred Stock dividend of $7 million, or 283,196 shares of common stock, during the year ended December 31, 2024 for the Series B Preferred Stock outstanding through February 28, 2024. Refer to Note 19 – “Shareholders’ Equity and Redeemable Convertible Preferred Stock” to our consolidated financial statements included in this Annual Report for additional information.
Stock Repurchase Program
On February 26, 2024, our Board of Directors authorized a stock repurchase program ("SRP") to purchase up to an aggregate of $1,000 million of shares of our common stock. Acquisitions pursuant to the SRP may be made from time to time through a combination of open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions, at our discretion, as permitted by securities laws and other legal requirements. In connection with the SRP, we may enter into Rule 10b5-1 trading plans which would generally permit us to repurchase shares at times when we might otherwise be prevented from doing so under the securities laws. This stock repurchase program will expire when the authorized amount is exhausted, unless otherwise modified or terminated by our Board of Directors at any time in its sole discretion. During the year ended December 31, 2024, we repurchased 16,260,160 shares of common stock for approximately $600 million. The repurchases during the year ended December 31, 2024 were related to the Series B Preferred Stock Conversion (see Note 19 – "Shareholders' Equity and Redeemable Convertible Preferred Stock" to our consolidated financial statements). As of December 31, 2024, we had approximately $400 million of authorized repurchases remaining under the SRP.
In 2022, our Board of Directors authorized a stock repurchase program ("2022 SRP"), authorizing the purchase of up to an aggregate of $250 million of common stock through February 2024. During 2023, we repurchased 1,626,493 shares of common stock for approximately $41 million. The 2022 SRP expired on February 29, 2024.

Issuer Purchases of Equity Securities
The Company did not have any purchases of equity securities during the quarter ended December 31, 2024.
Performance Graph
The following graph summarizes the cumulative return on $100 invested in APG’s common stock, the S&P 500, the Russell 2000 Stock Index, and the common stock of a selected peer group of companies if invested on January 1, 2020 until December 31, 2024. Because our services are diverse across our operating segments, APG does not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines publicly traded companies that have similar characteristics as one or more of APG’s segments. The returns of each company in the peer group are weighted based on the market capitalization of that company at the beginning of the measurement period. The stock price performance shown in the graphs is not necessarily indicative of future price performance.
The peer group includes Cintas Corporation, Comfort Systems USA, Inc., Dycom Industries, Inc., EMCOR Group Inc., FirstService Corp, Johnson Controls International plc, MasTec Inc., Otis Worldwide, and Quanta Services, Inc. In 2024, FirstService Corp was added to the peer group to provide exposure to non-residential services including fire protection services. Further, Dycom Industries, Inc. was added to the peer group and Jacob Engineering Group Inc. was removed from the peer group to better reflect the businesses of our Specialty Services segment.

$405
$380
$355
$330
$305
$280
$255
$230
$205
$180
$155
$130
$105
$80
$55
$30
1/1/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
APG
Peer Group
S&P 500
Russell 2000

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and year-to-year comparisons of APG’s financial condition and results of operations for the years ended December 31, 2024 and 2023.
Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” sections of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
OVERVIEW
We are a global, market-leading business services provider of fire and life safety, security, elevator and escalator, and specialty services with a substantial recurring revenue base and over 500 locations worldwide. We provide statutorily mandated and other contracted services to a strong base of long-standing customers across industries. We have a winning leadership culture driven by entrepreneurial business leaders that deliver innovative solutions to our customers.
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
CERTAIN FACTORS AND TRENDS AFFECTING OUR RESULTS OF OPERATIONS
Acquisitions
During 2024, we completed 13 acquisitions. Total purchase consideration for all of the completed acquisitions of $821 million consisted of cash paid at closing of $784 million, cash deposited into escrow for future deferred payments of $8 million, and accrued consideration of $29 million. The results of operations of these acquisitions are included in our consolidated statements of operations from their respective dates of acquisition.
For additional information about our acquisitions, see Note 4 – “Business Combinations” to our consolidated financial statements included in this Annual Report.
Restructuring
During 2022, we announced our multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs through fiscal year 2025.
We incurred pre-tax restructuring costs within the Safety Services segment of $12 million and $37 million in connection with the Chubb restructuring program in 2024 and 2023, respectively. In total, we estimate that we will recognize an aggregate of approximately $125 million of restructuring and other costs related to the Chubb restructuring program by the end of fiscal year 2025.
For additional information about our restructuring activity, see Note 6 – “Restructuring" to our consolidated financial statements included in this Annual Report.
Economic, Industry and Market Factors
We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can positively or negatively affect demand for our customers’ products and services, which can impact their planned capital and maintenance budgets in certain end markets. Market, regulatory, and industry factors could affect demand for our services. Availability of transportation and transmission capacity and fluctuations in market prices for energy and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, have resulted, and may continue to result, in lower proposals and lower profit on the services we provide. In the face of increased pricing pressure on key materials or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. Increased competition for skilled labor resources and higher labor costs can reduce our profitability and impact our ability to deliver timely service to our customers. We have experienced supply chain disruptions, which have negatively impacted the source and supply of materials needed to perform our work. In addition, fluctuations in foreign currencies may have an impact on our financial position and results of operations. However, we believe that our exposure to transactional gains or losses resulting from changes in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In cases where operational transactions represent a material currency risk, we generally enter into cross-currency swaps. Refer to Note 10 – "Derivatives" to our consolidated financial statements included in this Annual Report for additional information on our hedging activities. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future consolidated results of operations, liquidity, and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
Effect of Seasonality and Cyclical Nature of Business
Our net revenues and results of operations can be subject to variability stemming from seasonal and other variations. Seasonal variations can be influenced by weather conditions impacting customer spending patterns, contract award seasons, and project schedules, as well as the timing of holidays. Consequently, net revenues for our businesses are typically lower during the first and second quarters due to the prevalence of unfavorable weather conditions within our North American companies, which can cause project delays and affect productivity.
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
Loss (gain) on extinguishment of debt, net
Loss (gain) on extinguishment of debt, net reflects the difference between the repurchase price and the carrying amount of debt at the time of extinguishment.
Investment expense (income) and other, net
Investment expense (income) and other, net includes expense (income) from foreign currency forward contracts, cross-currency swaps, interest rate swaps agreements, joint ventures, non-service pension expense (benefit), and other miscellaneous items. Non-service pension expense (benefit) reflects the sum of the components of pension expense not related to service expense, i.e. interest expense, expected return on assets, and amortizations of prior service expenses and actuarial gains and losses.
RESULTS OF OPERATIONS
The following is a discussion of our financial condition and results of operations for the years ended     December 31, 2024 and 2023. The following financial information has been extracted from our audited consolidated financial statements included in this Annual Report.

	Year Ended December 31,		Change
($ in millions)	2024	2023	$	%
Net revenues	$7,018	$6,928	$90	1.3%
Cost of revenues	4,840	4,988	(148)	(3.0%)
Gross profit	2,178	1,940	238	12.3%
Selling, general, and administrative expenses	1,694	1,581	113	7.1%
Operating income	484	359	125	34.8%
Interest expense, net	146	145	1	0.7%
Loss on extinguishment of debt, net	1	7	(6)	(85.7%)
Investment expense (income) and other, net	7	(25)	32	NM
Other expense, net	154	127	27	21.3%
Income before income taxes	330	232	98	42.2%
Income tax provision	80	79	1	1.3%
Net income	$250	$153	$97	63.4%
NM = Not meaningful
Year ended December 31, 2024 versus year ended December 31, 2023
Net revenues
Net revenues for the year ended December 31, 2024 were $7,018 million compared to $6,928 million for the year ended December 31, 2023, an increase of $90 million or 1.3%. The increase was primarily driven by revenue from acquisitions completed within the Safety Services segment, growth in inspection, service, and monitoring revenues, and pricing improvements in our Safety Services segment, partially offset by divestitures, planned disciplined customer and project selection, as well as project delays in our HVAC business and Specialty Services segment.
Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the years ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,		Change
($ in millions)	2024	2023	$	%
Gross profit	$2,178	$1,940	$238	12.3%
Gross margin	31.0%	28.0%
Our gross profit for the year ended December 31, 2024 was $2,178 million compared to $1,940 million for the year ended December 31, 2023, an increase of $238 million, or 12.3%. Gross margin for the year ended December 31, 2024 was 31.0%, an increase of 300 basis points compared to the prior year, primarily driven by planned disciplined customer and project selection, pricing improvements in our Safety Services segment, and savings from the Chubb restructuring program.
Selling, general, and administrative expenses
The following table presents selling, general, and administrative expenses for the years ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,		Change
($ in millions)	2024	2023	$	%
Selling, general, and administrative expenses	$1,694	$1,581	$113	7.1%
SG&A expenses as a % of net revenues	24.1%	22.8%

SG&A expenses (excluding amortization and impairment) (non-GAAP)	$1,478	$1,372	$106	7.7%
SG&A expenses (excluding amortization and impairment) as a % of net revenues (non-GAAP)	21.1%	19.8%
Our SG&A expenses for the year ended December 31, 2024, were $1,694 million compared to $1,581 million for 2023, an increase of $113 million. SG&A expenses as a percentage of net revenues was 24.1% during the year ended December 31, 2024 compared to 22.8% in 2023. The increase in SG&A expenses was primarily driven by investments to support our Safety Services segment, SG&A expenses from acquisitions completed, and acquisitions costs in the year ended December 31, 2024. The increase in SG&A expenses was partially offset by savings related to the Chubb restructuring program in the year ended December 31, 2024 and a $12 million impairment charge included in 2023, related to assets sold in that year. Our SG&A expenses excluding amortization and impairment for the year ended December 31, 2024 was $1,478 million, or 21.1% of net revenues, compared to $1,372 million or 19.8% of net revenues for 2023, primarily due to the factors discussed above. See "Non-GAAP Financial Measures" below for a discussion and reconciliation of our non-GAAP financial measures.
Interest expense, net
Interest expense was $146 million and $145 million for the years ended December 31, 2024 and 2023, respectively. The increase in interest expense was primarily due to an increase in debt outstanding partially offset by lower interest rates on our floating interest rate debt and increased interest income generated by the investment of the equity and debt financings that were ultimately used in the Elevated acquisition.
Loss on extinguishment of debt, net
During the year ended December 31, 2024, we made a $100 million payment to pay down outstanding principal of the 2021 Term Loan. In connection with the payment, we recognized a net loss on debt extinguishment of $1 million. During the year ended December 31, 2023, we made payments of $375 million and $100 million to pay down outstanding principal amounts of the 2019 Term Loan and 2021 Term Loan, respectively. In connection with the payments, we recognized a net loss on debt extinguishment of $7 million.
Investment expense (income) and other, net
Investment expense (income) and other, net was $7 million and $(25) million for the years ended December 31, 2024 and 2023, respectively. The change in investment expense (income) and other, net was primarily due to an increase in non-service pension costs in the current year partially offset by an increase in earnings from joint ventures. The non-service pension expense (benefit) was $22 million and $(12) million for the years ended December 31, 2024 and 2023, respectively. The change was due to higher interest costs as a result of higher discount rates in 2024 compared to 2023.
Income tax provision
The effective tax rate for the year ended December 31, 2024 was 24.0% compared to an effective tax rate of 33.9% for the year ended December 31, 2023. The decrease was primarily due to current year changes to the geographical income mix and valuation allowance positions.
The Organization for Economic Co-operation and Development ("OECD") has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted the legislation, and other countries are in the process of introducing legislation to implement Pillar 2. Therefore, we have considered Pillar 2 tax within the provisions for income taxes and do not expect Pillar 2 to have a material impact on the effective tax rate or the consolidated financial statements.
Net income and Adjusted EBITDA
The following table presents net income and Adjusted EBITDA for the years ended December 31, 2024 and 2023, respectively:

	Year Ended December 31,		Change
($ in millions)	2024	2023	$	%
Net income	$250	$153	$97	63.4%
Adjusted EBITDA (non-GAAP)	893	782	111	14.2%
Net income as a % of net revenues	3.6%	2.2%
Adjusted EBITDA as a % of net revenues	12.7%	11.3%
Net income for the year ended December 31, 2024 was $250 million compared to $153 million for the year ended December 31, 2023, an increase of $97 million. Net income as a percentage of net revenues for the years ended December 31, 2024 and 2023 was 3.6% and 2.2%, respectively. The net income improvement is primarily attributable to significant gross margin expansion resulting from the factors mentioned above, partially offset by SG&A expenses discussed above. Adjusted EBITDA for the years ended December 31, 2024 and 2023 was $893 million and $782 million, respectively, an increase of $111 million. The increase in Adjusted EBITDA was primarily driven by the factors previously discussed. See "Non-GAAP Financial Measures" below for a discussion and reconciliation of our non-GAAP financial measures.
Operating Segment Results

	Net Revenues
	Year Ended December 31,		Change
($ in millions)	2024	2023	$	%
Safety Services	$5,227	$4,871	$356	7.3%
Specialty Services	1,798	2,079	(281)	(13.5%)
Corporate and Eliminations	(7)	(22)	NM	NM
	$7,018	$6,928	$90	1.3%

	Segment Earnings
	Year Ended December 31,		Change
($ in millions)	2024	2023	$	%
Safety Services	$809	$664	$145	21.8%
Safety Services segment earnings as a % of net revenues	15.5%	13.6%
Specialty Services	$209	$239	$(30)	(12.6%)
Specialty Services segment earnings as a % of net revenues	11.6%	11.5%
Corporate and Eliminations	$(125)	$(121)	NM	NM
Adjusted EBITDA (non-GAAP)	$893	$782	$111	14.2%
NM = Not meaningful
The following discussion breaks down the net revenues and segment earnings by reportable segment for the years ended December 31, 2024 and 2023.
Safety Services
Safety Services net revenues for the year ended December 31, 2024 were $5,227 million compared to $4,871 million during the same period in the prior year. The increase was primarily driven by revenue from acquisitions, increased inspection, service, and monitoring revenues, and pricing improvements, partially offset by a decline in project revenues in the HVAC business.
Safety Services segment earnings as a percentage of net revenues was 15.5% and 13.6% for the years ended December 31, 2024 and 2023, respectively. The increase was primarily the result of planned disciplined project and customer selection, pricing improvements, savings from the Chubb restructuring program, and improved mix of inspection, services and monitoring revenues.
Specialty Services
Specialty Services net revenues for the years ended December 31, 2024 and 2023 were $1,798 million and $2,079 million, respectively. The decrease was primarily driven by divestitures, the impact of the planned exit of a customer relationship in the Infrastructure/Utility reporting unit, project delays, and project and customer selection.
Specialty Services segment earnings as a percentage of net revenues for the years ended December 31, 2024 and 2023 was 11.6% and 11.5%, respectively. The increase was primarily the result of planned disciplined project and customer selection during the year ended December 31, 2024.

Year ended December 31, 2023 versus year ended December 31, 2022
The following is a discussion of our financial condition and results of operations for the years ended     December 31, 2023 and 2022. The following financial information has been extracted from our audited consolidated financial statements included in this Annual Report.

	Year Ended December 31,		Change
($ in millions)	2023	2022	$	%
Net revenues	$6,928	$6,558	$370	5.6%
Cost of revenues	4,988	4,844	144	3.0%
Gross profit	1,940	1,714	226	13.2%
Selling, general, and administrative expenses	1,581	1,552	29	1.9%
Operating income	359	162	197	121.6%
Interest expense, net	145	125	20	16.0%
Loss (gain) on extinguishment of debt, net	7	(5)	12	NM
Investment income and other, net	(25)	(51)	26	NM
Other expense, net	127	69	58	84.1%
Income before income taxes	232	93	139	149.5%
Income tax provision	79	20	59	295.0%
Net income	$153	$73	$80	109.6%
NM = Not meaningful
Net revenues
Net revenues for the year ended December 31, 2023 were $6,928 million compared to $6,558 million for the year ended December 31, 2022, an increase of $370 million or 5.6%. The increase in net revenues was attributable to the Safety Services and Specialty Services segments and was primarily driven by growth in inspection, service, and monitoring revenue.
Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,		Change
($ in millions)	2023	2022	$	%
Gross profit	$1,940	$1,714	$226	13.2%
Gross margin	28.0%	26.1%
Our gross profit for the year ended December 31, 2023 was $1,940 million compared to $1,714 million in the year ended December 31, 2022, an increase of $226 million, or 13.2%. Gross margin for the year ended December 31, 2023 was 28.0%, an increase of 190 basis points compared to the prior year, primarily due to planned disciplined project and customer selection, pricing improvements in our Safety Services segment, and an improved mix of inspection, service, and monitoring revenue, which generates higher margins.

Selling, general, and administrative expenses
The following table presents selling, general, and administrative expenses for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,		Change
($ in millions)	2023	2022	$	%
Selling, general, and administrative expenses	$1,581	$1,552	$29	1.9%
SG&A expenses as a % of net revenues	22.8%	23.7%

SG&A expenses (excluding amortization and impairment) (non-GAAP)	$1,372	$1,355	$17	1.3%
SG&A expenses (excluding amortization and impairment) as a % of net revenues (non-GAAP)	19.8%	20.7%
Our SG&A expenses for the year ended December 31, 2023, were $1,581 million compared to $1,552 million for the same period in 2022, an increase of $29 million. SG&A expenses as a percentage of net revenues was 22.8% during the year ended December 31, 2023 compared to 23.7% in 2022. The decrease in SG&A expenses as a percentage of net revenues was primarily driven by lower acquisition and integration related expenses incurred, partially offset by an impairment charge of $12 million related to assets sold in 2023 and investments to support our Safety Services and Specialty Services segments. Our SG&A expenses excluding amortization and impairment for the year ended December 31, 2023 was $1,372 million, or 19.8% of net revenues, compared to $1,355 million or 20.7% of net revenues for 2022, primarily due to the factors discussed above. See "Non-GAAP Financial Measures" below for a discussion and reconciliation of our non-GAAP financial measures.
Interest expense, net
Interest expense was $145 million and $125 million for the years ended December 31, 2023 and 2022, respectively. The increase in interest expense was primarily due to higher interest rates on our floating interest rate debt in 2023, partially offset by a decrease in the outstanding principal amounts of floating rate debt reflecting the debt repayments described below.
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
Income tax provision
The effective tax rate for the year ended December 31, 2023 was 33.9% compared to an effective tax rate of 22.0% for the year ended December 31, 2022. The increase was primarily due to changes in 2023 to the geographical income mix and valuation allowance positions. Additionally, a benefit for withholding taxes on foreign earnings reduced the effective tax rate in the prior year.

Net income and Adjusted EBITDA
The following table presents net income and Adjusted EBITDA for the years ended December 31, 2023 and 2022, respectively:

	Year Ended December 31,		Change
($ in millions)	2023	2022	$	%
Net income	$153	$73	$80	109.6%
Adjusted EBITDA (non-GAAP)	782	673	109	16.2%
Net income as a % of net revenues	2.2%	1.1%
Adjusted EBITDA as a % of net revenues	11.3%	10.3%
Net income for the year ended December 31, 2023 was $153 million compared to $73 million for the year ended December 31, 2022, an increase of $80 million. Net income as a percentage of net revenues for the years ended December 31, 2023 and 2022 was 2.2% and 1.1%, respectively. The improvement is primarily attributable to planned disciplined project and customer selection, pricing improvements within our Safety Services and Specialty Services segments, and growth in inspection, service, and monitoring revenue, as well as savings in our Safety Services segment related to the Chubb restructuring program. The net income increase was partially offset by an impairment charge of $12 million related to assets sold in 2023, an increase in interest expense of $20 million, and an increase in the income tax provision of $59 million. Adjusted EBITDA for the years ended December 31, 2023 and 2022 was $782 million and $673 million, respectively, an increase of $109 million. With the exception of savings in our Safety Services segment related to the Chubb restructuring program, which is excluded from adjusted EBITDA, the increase in adjusted EBITDA was primarily driven by the factors previously discussed. See "Non-GAAP Financial Measures" below for a discussion and reconciliation of our non-GAAP financial measures.
Operating Segment Results

	Net Revenues
	Year Ended December 31,		Change
($ in millions)	2023	2022	$	%
Safety Services	$4,871	$4,575	$296	6.5%
Specialty Services	2,079	2,030	49	2.4%
Corporate and Eliminations	(22)	(47)	NM	NM
	$6,928	$6,558	$370	5.6%

	Segment Earnings
	Year Ended December 31,		Change
($ in millions)	2023	2022	$	%
Safety Services	$664	$559	$105	18.8%
Safety Services segment earnings as a % of net revenues	13.6%	12.2%
Specialty Services	$239	$210	$29	13.8%
Specialty Services segment earnings as a % of net revenues	11.5%	10.3%
Corporate and Eliminations	$(121)	$(96)	NM	NM
Adjusted EBITDA (non-GAAP)	$782	$673	$109	16.2%
NM = Not meaningful
The following discussion breaks down the net revenues and segment earnings by reportable segment for the years ended December 31, 2023 and 2022.

Safety Services
Safety Services net revenues for the year ended December 31, 2023 were $4,871 million compared to $4,575 million during the same period in the prior year. The increase was driven by increased inspection, service, and monitoring revenue. This increase was also due to continued strength in our end markets and strategic pricing improvements.
Safety Services segment earnings as a percentage of net revenues was 13.6% and 12.2% for the years ended December 31, 2023 and 2022, respectively. The increase was primarily the result of planned disciplined project and customer selection, pricing improvements, and improved mix of inspection, service, and monitoring revenue, which generates higher margins.
Specialty Services
Specialty Services net revenues for the years ended December 31, 2023 and 2022 were $2,079 million and $2,030 million, respectively. The increase was primarily due to strong growth in the service business during the year ended December 31, 2023 compared to the same period in the prior year. The increase was partially offset by continued planned disciplined customer and project selection and customer project delays in the fabrication business.
Specialty Services segment earnings as a percentage of net revenues was 11.5% and 10.3% for the years ended December 31, 2023 and 2022, respectively. The increase was primarily the result of planned disciplined project and customer selection during the year ended December 31, 2023 compared to the same period in 2022.
NON-GAAP FINANCIAL MEASURES
We supplement our reporting of consolidated financial information determined in accordance with GAAP with SG&A expenses (excluding amortization and impairment) and adjusted EBITDA (defined below), which are non-GAAP financial measures. We use these non-GAAP financial measures to evaluate our performance, both internally and as compared with our peers, because they exclude certain items that may not be indicative of our core operating results. Management believes these measures are useful to investors since they (a) permit investors to view our performance using the same tools that management uses to evaluate our past performance and prospects for future performance, (b) permit investors to compare us with our peers, (c) in the case of adjusted EBITDA, determine certain elements of management’s incentive compensation, and (d) provide more consistent period-to-period comparisons of the results.
These non-GAAP financial measures, however, have limitations as analytical tools and should not be considered in isolation from, a substitute for, or superior to, the related financial information that we report in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses that are required by GAAP to be recorded in our financial statements and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the following reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures and not to rely on any single financial measure to evaluate our business.
SG&A expenses (excluding amortization and impairment)
SG&A expenses (excluding amortization and impairment) is a measure of operating costs used by management to manage the business and its segments. We believe this non-GAAP measure provides meaningful information and helps investors understand our operational selling, general, and administrative expenses excluding acquisition-related amortization expense and impairment charges to better enable investors to understand our financial results and assess our prospects for future performance.

The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization and impairment) for the periods indicated:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Reported SG&A expenses	$1,694	$1,581	$1,552
Adjustments to reconcile SG&A expenses to SG&A expenses (excluding amortization and impairment)
Amortization expense	(216)	(197)	(197)
Impairment of goodwill, intangibles, and other assets	—	(12)	—
SG&A expenses (excluding amortization and impairment)	$1,478	$1,372	$1,355
Adjusted EBITDA
Adjusted Earnings before interest, taxes, depreciation and amortization after adjustments for non-recurring items (“Adjusted EBITDA”) is the measure of profitability used by management. Adjustments include expenses that are non-recurring in nature and that may not be indicative of the Company’s core operating results, including business transformation and other expenses for the integration of acquired businesses, the impact and results of businesses classified as assets held-for-sale and divested, and one-time and other infrequent events such as impairment charges, restructuring costs, transaction and other costs related to acquisitions, and non-service pension cost or benefit. We supplement the reporting of our consolidated financial information with Adjusted EBITDA. We believe this non-GAAP measure provides meaningful information and helps investors understand our financial results and assess our prospects for future performance.
The following table presents a reconciliation of net income to Adjusted EBITDA for the periods indicated:

	Year Ended December 31,
($ in millions)	2024	2023	2022
Reported net income	$250	$153	$73
Adjustments to reconcile net income to adjusted EBITDA:
Interest expense, net	146	145	125
Income tax provision	80	79	20
Depreciation	80	79	77
Amortization	222	224	227
Contingent consideration and compensation	3	14	9
Non-service pension cost (benefit)	22	(12)	(42)
Inventory step-up	—	—	9
Business process transformation expenses	52	30	31
Acquisition related expenses	13	7	121
Loss (gain) on extinguishment of debt, net	1	7	(5)
Restructuring program related costs	32	46	30
Other	(8)	10	(2)
Adjusted EBITDA	$893	$782	$673
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, our access to our $500 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”), and the proceeds from debt and equity offerings. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, and inflation, over which we have no control.

As of December 31, 2024, we had $993 million of total liquidity, comprising $499 million in cash and cash equivalents and $494 million ($500 million less outstanding letters of credit of approximately $6 million, which reduces availability) of available borrowings under our Revolving Credit Facility.
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
During the second quarter of 2024, we completed the Sixth Amendment to our credit agreement, upsizing and repricing the 2021 Term Loan and repaying the 2019 Term Loan. We incurred approximately $550 million of incremental principal on our 2021 Term Loan. The proceeds were used to repay the remaining $330 million of the 2019 Term Loan, repay $100 million of the Revolving Credit Facility outstanding, and for general corporate purposes, including to partially fund the Elevated acquisition.
During the second quarter of 2024, we issued 12,650,000 shares of Company common stock in a public underwritten offering. The proceeds from this offering totaled approximately $458 million, net of related expenses. The net proceeds from this offering were used for general corporate purposes and to partially fund the Elevated acquisition.
During the fourth quarter of 2024, we made a repayment of $100 million on the 2021 Term Loan.
In February 2025, we completed the Seventh Amendment to our credit agreement, repricing the 2021 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 25 basis points.
We expect to continue to be able to access the capital markets through equity and debt offerings for liquidity purposes as needed. Our principal liquidity requirements have been, and we expect will continue to be, for working capital and general corporate purposes, including capital expenditures and debt service, identifying, executing, and integrating strategic acquisitions and business transformation transactions or initiatives, as well as any accrued consideration and compensation due to selling shareholders, including tax payments in connection therewith. Our capital expenditures were approximately $84 million and $86 million in the years ended December 31, 2024 and 2023, respectively.
In 2022, our Board of Directors authorized a stock repurchase program, authorizing the purchase of up to an aggregate of $250 million, which expired in February 2024. As a result of the program's expiration, on February 26, 2024, our Board of Directors authorized a stock repurchase program to purchase up to an aggregate of $1,000 million of shares of our common stock. This stock repurchase program will expire when the authorized amount is exhausted, unless otherwise modified or terminated by our Board of Directors at any time in its sole discretion. During the year ended December 31, 2024, we repurchased 16,260,160 shares of common stock for approximately $600 million. As of December 31, 2024, we had approximately $400 million of authorized repurchases remaining under the stock repurchase program.

Cash Flows
Cash Flows
The following table summarizes net cash flows with respect to our operating, investing, and financing activities for the periods indicated:

	Year Ended December 31,
($ in millions)	2024	2023
Net cash provided by operating activities	$620	$514
Net cash used in investing activities	(829)	(115)
Net cash provided by (used in) financing activities	245	(532)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(15)	6
Net increase (decrease) in cash, cash equivalents, and restricted cash	$21	$(127)
Cash, cash equivalents, and restricted cash, end of period	$501	$480
Net cash provided by operating activities
Net cash provided by operating activities was $620 million for the year ended December 31, 2024 compared to $514 million of cash provided in 2023. The increase in cash provided by operating activities was primarily due to an increase in net income in the period. This increase in cash was also driven by lower working capital needs associated with the various services we provided in 2024 compared to 2023. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed.
Net cash used in investing activities
Net cash used in investing activities was $829 million and $115 million in the years ended December 31, 2024 and 2023, respectively. During 2024, we completed the Elevated acquisition and several other acquisitions, resulting in the use of $778 million for acquisitions, compared to $83 million in 2023.
Net cash provided by (used in) financing activities
Net cash provided by financing activities was $245 million for the year ended December 31, 2024 compared to $532 million used in financing activities in 2023. The increase in cash provided by financing activities was primarily driven by equity and debt issuances in 2024. During 2024, cash provided by financing activities was higher due to $850 million of proceeds from the repricing and upsizing transactions of the 2021 Term Loan and $458 million of proceeds from the issuance of common shares. The increase in cash used in financing activities in 2024 was partially offset by $437 million of payments on long-term borrowings and $600 million of share repurchases in connection with the conversion of the Series B Preferred Stock.
Year ended December 31, 2023 versus year ended December 31, 2022
For a discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022, refer to Part I, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024.
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
During the second quarter of 2024, we completed the Sixth Amendment to our credit agreement, upsizing and repricing the 2021 Term Loan and repaying the 2019 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 50 basis points and removed the credit spread adjustment ("CSA"). As part of the transaction, we incurred approximately $550 million of incremental principal our 2021 Term Loan. The proceeds were used to repay the remaining $330 million of the 2019 Term Loan, repay $100 million of the Revolving Credit Facility outstanding, and for general corporate purposes, including to partially fund the Elevated acquisition.
As of December 31, 2024, the amended interest rate applicable to the 2021 Term Loan was, at our option, either (a) a base rate plus an applicable margin equal to 1.00% or (b) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.00%. The 2021 Term Loan matures on January 3, 2029. Subject to certain exceptions, the 2021 Term Loan may be subject to mandatory prepayments using (i) proceeds from non-ordinary course asset dispositions, (ii) proceeds from certain incurrences of debt or (iii) a portion of the Company’s annual excess cash flows based upon certain leverage ratios. Based on the early prepayments we have made, we do not owe any quarterly principal amounts for the remainder of the 2021 Term Loan.
In February 2025, we completed the Seventh Amendment to our credit agreement, repricing the 2021 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 25 basis points.
The interest rate applicable to borrowings under the Revolving Credit Facility is, at our option, either (a) a base rate plus an applicable margin equal to 1.25% or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a CSA.
The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the Revolving Credit Facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of December 31, 2024 was 1.6:1.0.
During 2024, we made a repayment of $100 million to the 2021 Term Loan. As a result, as of December 31, 2024, we had no principal outstanding under the 2019 Term Loan and $2,157 million of principal outstanding under the 2021 Term Loan. We had no amounts outstanding under the Revolving Credit Facility, under which $494 million was available after giving effect to $6 million of outstanding letters of credit, which reduces availability.
Senior Notes
On June 22, 2021, APi Group DE completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay the previously outstanding term loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. During the year ended December 31, 2022, we repurchased $13 million of outstanding principal amount of the 4.125% Senior Notes and recognized a net gain of $2 million on the debt extinguishment. As of December 31, 2024, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.
On October 21, 2021, a wholly-owned subsidiary of the Company completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb Acquisition. During the year ended December 31, 2022, we repurchased $23 million of outstanding principal amount of the 4.750% Senior Notes and recognized a net gain of $3 million on the debt extinguishment. As of December 31, 2024, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.
Debt Covenants
As of December 31, 2024 and 2023, we were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes and the Credit Agreement.
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
On February 28, 2024, we entered into a Conversion and Repurchase Agreement with Juno Lower Holdings L.P. ("Juno Lower Holdings"), FD Juno Holdings L.P. ("FD Juno Holdings," and together with Juno Lower Holdings, "Blackstone"), Viking Global Equities Master Ltd. ("VGEM") and Viking Global Equities II L.P. (VGE II, and collectively with VGEM, "Viking" and collectively with the Blackstone, the "Series B Holders") pursuant to which Blackstone and Viking agreed to convert all of the outstanding shares of the Series B Preferred Stock that they hold, which represents all of the Series B Preferred Stock outstanding. The transactions contemplated by the agreement (the "Series B Preferred Stock Conversion") were also consummated on February 28, 2024.
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
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting estimates:
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
Due to the time required to obtain the necessary data for each acquisition, GAAP provides a “measurement period” of up to one year from the date of acquisition in which to finalize these fair value determinations. During the measurement period, preliminary fair value estimates may be revised if new information is obtained about the facts and circumstances existing as of the date of acquisition, or based on the final net assets and working capital of the acquired business, as prescribed in the applicable purchase agreement. Such revisions may result in the recording of “measurement period adjustments," which may result in the recognition of, or adjustment to, the fair values of acquisition-related assets or liabilities and/or consideration paid, as well as the related depreciation and amortization expense.
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
Quantitative testing performed is based on the estimated fair value using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used considering management estimates, general economic and market conditions, and the impact of planned business and operational strategies. Estimated discount rates were determined using the weighted-average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually.
For the year ended December 31, 2024, we performed our annual goodwill impairment assessment as of October 1, 2024. We had total goodwill of $2,894 million as December 31, 2024. Based on the annual test, no goodwill impairment was indicated for any of the reporting units: North American Life Safety, International Life Safety, Heating, Ventilation and Air Conditioning ("HVAC"), Infrastructure/Utility, Fabrication, and Specialty Contracting.
While we believe we have made reasonable estimates and assumptions to calculate the fair values of the reporting units, it is possible changes could occur. We will continue to monitor reporting units in 2025 for any triggering events or other indicators of impairment.
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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2024, our outstanding variable interest rate debt was primarily related to our $2,157 million 2021 Term Loan. To mitigate increases in variable interest rates, we have a $720 million interest rate swap exchanging one-month SOFR for a rate of 3.59% per annum, maturing October 2026, and a $400 million interest rate swap exchanging one-month SOFR for a rate of 3.41% per annum, maturing January 2028. During 2024, we entered into a $720 million notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. The remaining floating rate portfolio will bear interest based on one-month SOFR plus 200 basis points. As of December 31, 2024, excluding letters of credit outstanding of $6 million, we had no outstanding revolving loans under our Credit Agreement.

A one percentage point increase in the average interest rate on our floating rate debt at December 31, 2024 would increase future interest expense by approximately $10 million per year.
Foreign Currency Risk
We have operations in over 20 countries globally. Revenues generated from foreign operations represented approximately 38% of our consolidated net revenues for the year ended December 31, 2024. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the year ended December 31, 2024. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment expense (income) and other, net, in the consolidated statements of operations and were a (loss) gain of $(2) million, $1 million, and $(2) million for the years ended December 31, 2024, 2023 and 2022, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation (losses) gains totaled approximately $(107) million, $61 million, and $(164) million for the years ended December 31, 2024, 2023, and 2022, respectively.
Our exposure to fluctuations in foreign currency exchange rates has increased as a result of our international presence and may continue to increase in the future if we continue to expand our operations outside of the U.S. We seek to manage foreign currency exposure by minimizing our consolidated net assets and liability positions in currencies other than the functional currency of our foreign subsidiaries. However, we believe that our exposure to transactional gains or losses resulting from fluctuations in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In order to manage foreign currency risk related to transactions in foreign currencies and the intercompany financing structure, we entered into cross-currency swaps to manage the foreign currency risk of certain intercompany loans. We also use foreign currency forward contracts as a way to mitigate foreign currency exposure.
Other Market Risk
We are also exposed to market risks impacting our customer base due to the potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain ongoing discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, management believes it takes appropriate action to manage market and other risks, but there is no assurance management will be able to reasonably identify all risks with respect to the collectability of these assets. See also “Revenue Recognition from Contracts with Customers” under Critical Accounting Estimates within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of APi Group Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
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
Total estimated costs for certain fixed price projects recognized over time
As discussed in Note 7 to the consolidated financial statements, the Company recognizes revenue on certain safety services and specialty services for fixed price projects over time. For these fixed price projects, the Company uses a cost-to-cost measure of progress. More specifically, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation.
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
February 26, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
APi Group Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited APi Group Corporation and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Elevated Facility Services Group during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Elevated Facility Services Group’s internal control over financial reporting associated with 7.5% of consolidated assets and 1.7% of consolidated revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Elevated Facility Services Group.
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
/s/ KPMG LLP
Minneapolis, Minnesota
February 26, 2025

APi Group Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2024 and 2023
(In millions, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$499	$479
Accounts receivable, net of allowances of $9 and $5 at December 31, 2024 and 2023, respectively	1,444	1,395
Inventories	143	150
Contract assets	453	436
Prepaid expenses and other current assets	119	122
Total current assets	2,658	2,582

Property and equipment, net	379	385
Operating lease right-of-use assets	268	233
Goodwill	2,894	2,471
Intangible assets, net	1,660	1,620
Deferred tax assets	57	113
Pension and post-retirement assets	120	111
Other assets	116	75
Total assets	$8,152	$7,590

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$4	$5
Accounts payable	497	472
Contingent consideration and compensation liabilities	20	22
Accrued salaries and wages	381	363
Contract liabilities	590	526
Operating and finance leases	90	75
Other accrued liabilities	303	344
Total current liabilities	1,885	1,807

Long-term debt, less current portion	2,749	2,322
Pension and post-retirement obligations	48	50
Contingent consideration and compensation liabilities	22	11
Operating and finance leases	192	172
Deferred tax liabilities	198	233
Other noncurrent liabilities	105	127
Total liabilities	5,199	4,722

Commitments and contingencies (Note 18)	—	—

5.5% Series B Redeemable Convertible Preferred Stock, $0.0001 par value; 0 and 800,000 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	797

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value; 500,000,000 authorized shares; 274,778,327 shares and 235,575,316 shares issued at December 31, 2024 and 2023, respectively (excluding 7,944,104 and 8,281,148 shares declared for stock dividend at December 31, 2024 and 2023, respectively)	—	—
Additional paid-in capital	3,305	2,572
Retained earnings (accumulated deficit)	215	(11)
Accumulated other comprehensive loss	(567)	(490)
Total shareholders’ equity	2,953	2,071
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$8,152	$7,590
See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net revenues	$7,018	$6,928	$6,558
Cost of revenues	4,840	4,988	4,844
Gross profit	2,178	1,940	1,714
Selling, general, and administrative expenses	1,694	1,581	1,552
Operating income	484	359	162
Interest expense, net	146	145	125
Loss (gain) on extinguishment of debt, net	1	7	(5)
Investment expense (income) and other, net	7	(25)	(51)
Other expense, net	154	127	69
Income before income taxes	330	232	93
Income tax provision	80	79	20
Net income	$250	$153	$73
Net (loss) income attributable to common shareholders:
Accrued stock dividend on Series A Preferred Stock	(95)	(270)	—
Stock dividend on Series B Preferred Stock	(7)	(44)	(44)
Stock conversion of Series B Preferred Stock	(372)	—	—
Net (loss) income attributable to common shareholders	$(224)	$(161)	$29
Net (loss) income per common share:
Basic	$(0.84)	$(0.68)	$0.10
Diluted	(0.84)	(0.68)	0.10
Weighted-average shares outstanding:
Basic	268	235	233
Diluted	268	235	266
See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$250	$153	$73
Other comprehensive income (loss):
Fair value change - derivatives, net of tax (expense) benefit of ($7), $8, and $(11), respectively	18	(24)	62
Defined benefit pension plans adjustment, net of tax (expense) benefit of $(9), $81, and $55, respectively	26	(244)	(165)
Foreign currency translation adjustment	(107)	61	(164)
Comprehensive income (loss)	$187	$(54)	$(194)
See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2021	4,000,000	$—	224,625,193	$—	$2,560	$(237)	$—	$2,323
Net income	—	—	—	—	—	73	—	73
Fair value change - derivatives	—	—	—	—	—	—	62	62
Foreign currency translation adjustment	—	—	—	—	—	—	(164)	(164)
Pension plans adjustment	—	—	—	—	—	—	(165)	(165)
Series A Preferred Stock dividend	—	—	7,539,697	—	—	—	—	—
Series B Preferred Stock dividend	—	—	1,944,939	—	—	—	—	—
Share repurchases	—	—	(2,505,723)	—	(44)	—	—	(44)
Profit sharing plan contributions	—	—	622,655	—	13	—	—	13
Share-based compensation and other, net	—	—	1,177,151	—	29	—	—	29
Balance, December 31, 2022	4,000,000	$—	233,403,912	$—	$2,558	$(164)	$(267)	$2,127
Net income	—	—	—	—	—	153	—	153
Fair value change - derivatives	—	—	—	—	—	—	(24)	(24)
Foreign currency translation adjustment	—	—	—	—	—	—	61	61
Pension plans fair value adjustment	—	—	—	—	—	—	(244)	(244)
Loss on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(16)	(16)
Series B Preferred Stock dividend	—	—	1,933,004	—	—	—	—	—
Share repurchases	—	—	(1,626,493)	—	(41)	—	—	(41)
Profit sharing plan contributions	—	—	631,194	—	14	—	—	14
Share-based compensation and other, net	—	—	1,233,699	—	41	—	—	41
Balance, December 31, 2023	4,000,000	$—	235,575,316	$—	$2,572	$(11)	$(490)	$2,071
Net income	—	—	—	—	—	250	—	250
Fair value change - derivatives	—	—	—	—	—	—	18	18
Foreign currency translation adjustment	—	—	—	—	—	—	(107)	(107)
Pension plans fair value adjustment	—	—	—	—	—	—	26	26
Loss on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(14)	(14)
Series A Preferred Stock dividend	—	—	7,944,104	—	—	—	—	—
Series B Preferred Stock dividend	—	—	620,240	—	7	(7)	—	—
Conversion of Series B Preferred Stock, net	—	—	16,260,163	—	214	(17)	—	197
Issuance of common shares	—	—	12,650,000	—	458	—	—	458
Profit sharing plan contributions	—	—	510,319	—	16	—	—	16
Share-based compensation and other, net	—	—	1,218,185	—	38	—	—	38
Balance, December 31, 2024	4,000,000	$—	274,778,327	$—	$3,305	$215	$(567)	$2,953
See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$250	$153	$73
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80	79	77
Amortization	222	224	227
Restructuring charges, net of cash paid	(16)	9	22
Deferred taxes	(30)	(32)	(47)
Share-based compensation expense	32	29	18
Profit-sharing expense	27	19	15
Non-cash lease expense	97	88	67
Net periodic pension expense (benefit)	27	(8)	(35)
Loss (gain) on extinguishment of debt, net	1	7	(5)
Other, net	(23)	—	3
Pension contributions	(6)	(4)	(34)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2)	(69)	(148)
Contract assets	(9)	26	(69)
Inventories	9	13	(30)
Prepaid expenses and other current assets	6	(14)	(1)
Accounts payable	16	(14)	71
Accrued liabilities and income taxes payable	(3)	42	47
Contract liabilities	46	51	71
Other assets and liabilities	(104)	(85)	(52)
Net cash provided by operating activities	620	514	270
Cash flows from investing activities:
Acquisitions, net of cash acquired	(778)	(83)	(2,839)
Purchases of property and equipment	(84)	(86)	(79)
Proceeds from sales of property, equipment, held for sale assets, and businesses	33	54	17
Net cash used in investing activities	(829)	(115)	(2,901)
Cash flows from financing activities:
Proceeds from long-term borrowings	850	—	1,104
Payments on long-term borrowings	(437)	(484)	(34)
Repurchases of long-term borrowings	—	—	(30)
Payments of debt issuance costs	—	—	(29)
Repurchases of common stock	—	(41)	(44)
Proceeds from the issuance of common shares	458	—	797
Conversion of Series B Preferred Stock	(600)	—	—
Payments of acquisition-related consideration	(8)	(4)	(5)
Restricted shares tendered for taxes	(13)	(3)	(3)
Other financing activities	(5)	—	—
Net cash provided by (used in) financing activities	245	(532)	1,756
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(15)	6	(9)
Net increase (decrease) in cash, cash equivalents, and restricted cash	21	(127)	(884)
Cash, cash equivalents, and restricted cash, beginning of period	480	607	1,491
Cash, cash equivalents, and restricted cash, end of period	$501	$480	$607
Supplemental cash flow disclosures:
Cash paid for interest, net of interest income	$152	$150	$120
Cash paid for income taxes, net of refunds	101	95	43
Accrued consideration issued in business combinations	31	11	1
Shares of common stock issued to profit sharing plan	18	14	13
Shares of common stock issued for conversion of Series B Preferred Stock	569	—	—
See notes to consolidated financial statements.

APi Group Corporation Notes to Consolidated Financial Statements (Amounts in millions, except shares and where noted otherwise)

NOTE 1. NATURE OF BUSINESS
APi Group Corporation (the “Company,” “APG,” or "APi Group") is a global, market-leading business services provider of fire and life safety, security, elevator and escalator, and specialty services with a substantial recurring revenue base and over 500 locations worldwide.
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
Use of estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include the estimation of total contract costs used for net revenues and cost recognition from construction contracts, fair value estimates included in the accounting for acquisitions, valuation of long-lived assets and acquisition-related contingent consideration, self-insurance liabilities, income taxes, and the estimated effects of litigation and other contingencies.
Foreign currency and currency translation
The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at year-end, with resulting translation gains or losses included within other comprehensive income or loss. Net revenues and expenses are translated into U.S. dollars at average monthly rates of exchange in effect during the year. Foreign currency transaction gains and losses, including hedging impacts, are classified in investment (expense) income and other, net, in the consolidated statements of operations and were a (loss) gain of ($2), $1 and $(2) for the years ended December 31, 2024, 2023, and 2022, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Refer to Note 10 – "Derivatives" for further information. Translation gains or losses, which are recorded in accumulated other comprehensive loss on the consolidated balance sheets, result from translation of the assets and liabilities of APi Group’s foreign subsidiaries into U.S. dollars. Foreign currency translation (losses) gains totaled approximately ($107), $61, and $(164) for the years ended December 31, 2024, 2023, and 2022, respectively.
Nearly all of the Company’s foreign operations use their local currency as their functional currency. Currency gains or losses resulting from transactions executed in currencies other than the functional currency are included in investment expense (income) and other, net, in the consolidated statements of operations.
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
The fair value of the Company's debt is estimated by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The fair value of the Company’s derivative instruments designated as hedging instruments are determined using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. The fair value of the Company’s contingent consideration obligations is determined using a probability-weighted discounted cash flow method. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy.
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
Leases
The Company’s lease portfolio mainly consists of facilities, equipment, and vehicles. Operating lease assets represent the Company’s right to use an underlying asset for the lease term whereas lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term (or at fair values in the case of those leases assumed in an acquisition). As most of the Company’s leases do not provide an implicit rate, the Company uses incremental borrowing rates that are based on its own external unsecured borrowing rates and are risk-adjusted to approximate secured borrowing rates over similar terms. These rates are assessed on a quarterly basis for measurement of new lease obligations. The operating lease assets are calculated based on the value of the lease liability plus prepaid rental payments less lease incentives that the Company expects to receive. Leases with an initial term of less than one year are not recorded on the Company’s consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term. Many leases include one or more options to renew, with renewal terms that can extend the lease term for several years. The exercise of lease renewal options is generally at the Company’s sole discretion. Certain leases also include options to purchase the leased assets. The Company's lease terms include these renewal or purchase options when it is reasonably certain that those options will be exercised. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements contain lease and non-lease components, which are accounted for as a single lease component for all asset classes except for certain asset classes within its information technology arrangements. Operating lease right-of-use assets are reported as separate lines in the consolidated balance sheets. Finance leases are generally those leases that allow the Company to substantially utilize or pay for the entire asset over its estimated life. For finance leases, the Company recognizes more expense in the initial years of total lease expense recognition due to the accretion of the lease liability and the straight-line amortization of the leased asset. Assets acquired under finance leases are recorded in property and equipment, net.
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
For the Heating, Ventilation and Air Conditioning ("HVAC"), North American Life Safety, Fabrication, and Specialty Contracting reporting units, the Company performs a qualitative assessment to analyze whether or not goodwill has been impaired.
For the quantitative analysis performed on the Infrastructure/Utility and International Life Safety reporting units, the Company determines the fair value of the reporting unit using a combination of the income approach (discounted cash flow method) and market approach (guideline transaction method and guideline public company method). Management weights each of the methods applied to determine the fair value of the reporting unit.

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
Investments
The Company holds investments in joint ventures, the majority of which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company exercises control over one joint venture that is consolidated into the Company's financial statements. The share of earnings from the consolidated joint venture was $1 and $0 for the years ended December 31, 2024 and 2023, respectively. The Company’s share of earnings from the non-consolidated joint ventures was $8, $7, and $3, during the years ended December 31, 2024, 2023, and 2022, respectively. The earnings are recorded within investment expense (income) and other, net in the consolidated statements of operations. The investment balances were $4 and $4 as of December 31, 2024 and 2023, respectively, and are recorded within other assets in the consolidated balance sheets.
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
During 2023, an annuity purchase transaction, commonly known as a “buy-in,” was executed for the two pension plans in the United Kingdom. Under the terms of the insurance contracts, which were issued by a third-party insurance company with no affiliation to the Company, all pension obligations will be funded by the insurer’s annuity payments, but the plans still retain full legal responsibility to pay the benefits to plan participants using the insurance payments. The Company's accounting policies related to pension and post-retirement obligations and the buy-in transaction are disclosed in Note 16 – "Pension."
In December 2024, the Company entered into a non-binding agreement in principle with the Trustees of the two pension plans in the United Kingdom to proceed with wind-up of the plans contingent on certain conditions. If all conditions are met, the Company expects to execute the final wind-up in late 2026.
Definite-lived intangibles
Intangibles consist of trade names and trademarks, customer relationships, and backlog intangibles. The intangibles are amortized over their estimated useful lives, which range from two to fifteen years for trade names and trademarks and customer relationships, and a period of six to thirty-six months for backlog.
Insurance liabilities
Other accrued and other noncurrent liabilities include management’s best estimates of amounts expected to be incurred for health insurance claims, workers’ compensation, general liability and automobile liability losses. A portion of this risk is retained on a self-insured basis through Sprocket, the Company's wholly-owned captive insurance subsidiary. The estimates are based on claim reports provided by the insurance carrier, management’s best estimates, and the maximum premium for a policy period. The amounts the Company will ultimately incur could differ in the near-term from the estimated amounts accrued. At December 31, 2024 and 2023, the Company had accrued $112 and $98, respectively, relating to workers’ compensation, general and automobile claims, with $87 and $74, respectively, included in other noncurrent liabilities. The Company recorded a receivable from the insurance carriers of $11 and $12 at December 31, 2024 and 2023, respectively, to offset the liabilities due above the Company’s deductible, which, under contract, are payable by the insurance carrier. The Company has outstanding letters of credit as collateral totaling approximately $147 and $137 at December 31, 2024 and 2023, respectively. The Company had $7 and $6 accrued within accrued salaries and wages relating to outstanding health insurance claims at December 31, 2024 and 2023, respectively.
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
Earnings per share
Basic earnings per common share excludes dilution and is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. The Company has determined that its Series A Preferred Stock and, prior to its extinguishment, Series B Preferred Stock were participating securities as the Series A Preferred Stock and Series B Preferred Stock participated in dividends with common stock according to a predetermined formula. Accordingly, the Company used the two-class method of computing basic and diluted earnings per share for common stock according to participation rights of the Series A Preferred Stock and Series B Preferred Stock. Under this method, net income applicable to holders of common stock is first reduced by the amount of dividends declared on Series A Preferred Stock and Series B Preferred Stock in the current period with remaining undistributed earnings allocated on a pro rata basis to the holders of common stock, Series A Preferred Stock, and Series B Preferred Stock to the extent that each class may share income for the period; whereas undistributed net loss is allocated to common stock because holders of Series A Preferred Stock and Series B Preferred Stock are not contractually obligated to share the loss.
Revenue recognition and contract costs
Refer to Note 7 – “Net Revenues,” for further discussion on the Company’s revenue recognition policies.
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
The Company recognizes the effect of income tax positions only if those positions are more-likely-than-not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties relating to unrecognized tax benefits and delinquent payments in income tax expense.
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting standards issued and adopted
In August 2023, the FASB issued Accounting Standards Update (ASU) 2023-05, Business Combinations— Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture would initially measure its assets and liabilities at fair value. The Company adopted this ASU on January 1, 2024 and it did not have a material impact on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification. This update will improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB codification with the SEC’s regulations. The Company adopted this ASU on January 1, 2024 and it did not have a material impact on its consolidated financial statements.
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU expands segment disclosures by requiring disclosure of significant segment expenses that are regularly reviewed by the Chief Operating Decision Maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 is effective for the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent interim periods, with early adoption permitted. The Company adopted this ASU as of December 31, 2024. Refer to Note 22 – "Segment Information" for details.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires the Company to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements and disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU also requires disclosure of purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements and disclosures but does not expect the impact to be material.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2025. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements and disclosures but does not expect the impact to be material.
NOTE 4. BUSINESS COMBINATIONS
The Company regularly evaluates potential acquisitions that strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. Acquisitions are accounted for as business combinations using the acquisition method of accounting. As such, the Company makes a preliminary allocation of the purchase price to the tangible assets and identifiable intangible assets acquired and liabilities assumed. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Purchase price is allocated to acquired assets and liabilities assumed based upon their estimated fair values, with limited exceptions as permitted pursuant to GAAP, as determined based on estimates and assumptions deemed reasonable by the Company. The Company engages third-party valuation specialists to assist with preparation of critical assumptions and calculations of the fair value of acquired tangible and intangible assets in connection with significant acquisitions. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Goodwill is attributable to the workforce of the acquired businesses, the complementary strategic fit and resulting synergies these businesses bring to existing operations, and the opportunities in new markets expected to be achieved from the expanded platform.
Elevated acquisition
On June 3, 2024, the Company completed its acquisition of 100% of the equity interests of Elevated Facility Services Group ("Elevated"). Elevated is a premier provider of contractually based services for all major brands of elevator and escalator equipment. Elevated is headquartered in Florida and serves customers in over 18 states. The results of the Elevated business are reported in the consolidated financial statements of the Company from the date of acquisition within the Company's Safety Services segment.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the Elevated acquisition:

Cash paid at closing	$572
Cash deposited into escrow	6
Total net consideration	$578

Cash and cash equivalents	$7
Accounts receivable	28
Contract assets	18
Other current assets	7
Property and equipment	4
Operating lease right-of-use assets	2
Intangible assets	222
Goodwill	393
Accounts payable	(12)
Contract liabilities	(15)
Other accrued liabilities	(12)
Current and noncurrent operating and finance lease liabilities	(4)
Deferred tax liabilities	(54)
Other noncurrent liabilities	(6)
Net assets acquired	$578
The Company has not finalized its accounting for purchase price allocation for accounts receivable, contract assets, contract liabilities, legal reserves, and taxes related to the Elevated acquisition. The Company anticipates that it will finalize its accounting for the Elevated acquisition during the second quarter of 2025. The Company will make appropriate adjustments to the purchase price allocation, including intangible assets and goodwill, prior to completion of the measurement period, as required. Based on preliminary estimates, the total amount of goodwill from the Elevated acquisition expected to be deductible for tax purposes is $19. See Note 8 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.
During the year ended December 31, 2024, the Company incurred transaction costs of $7, which were expensed and included as a component of selling, general, and administrative expenses in the consolidated statements of operations.
Other 2024 acquisitions
On September 3, 2024, the Company completed an acquisition included within the Safety Services segment ("Acquisition A24"). The results of the A24 business are reported within the Company's Safety Services segment. Consideration for Acquisition A24 included cash paid at closing of $24 and accrued consideration of $9.
On October 1, 2024, the Company completed an acquisition included within the Safety Services segment ("Acquisition B24"). The results of the B24 business are reported within the Company's Safety Services segment. Consideration for Acquisition B24 included cash paid at closing of $99, cash deposited into escrow for future deferred payments of $2, and no accrued consideration.
On December 2, 2024, the Company completed an acquisition included within the Safety Services segment ("Acquisition C24"). The results of the C24 business are reported within the Company's Safety Services segment. Consideration for Acquisition C24 included cash paid at closing of $26 and accrued consideration of $7.
During 2024, the Company completed nine individually immaterial acquisitions for aggregate consideration transferred $76, made up of cash paid at closing of $63 and accrued consideration of $13.
The Company has not finalized its accounting for acquisitions completed during 2024 and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $84. The results of operations of these acquisitions are included in the Company’s consolidated statements of operations from their respective dates of acquisition and were not material.

	Acquisition A24	Acquisition B24	Acquisition C24	Other 2024 acquisitions
Cash paid at closing	$24	$99	$26	$63
Cash deposited into escrow	—	2	—	—
Accrued consideration	9	—	7	13
Total net consideration	$33	$101	$33	$76

Cash and cash equivalents	$6	$—	$2	$1
Accounts receivable	15	19	13	1
Contract assets	—	2	—	—
Other current assets	2	3	1	—
Property and equipment	3	3	—	3
Intangible assets	8	37	10	32
Goodwill	9	50	17	44
Accounts payable	(2)	(4)	(2)	—
Other accrued liabilities	(3)	(6)	(6)	(1)
Contract liabilities	(5)	(1)	—	(2)
Deferred tax liabilities	—	(2)	(2)	(2)
Net assets acquired	$33	$101	$33	$76
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
The total amount of goodwill from acquisitions deductible for tax purposes is $54.

The following table summarizes the final fair values of the assets acquired and liabilities assumed at the dates of acquisition:

	Acquisition A23	Acquisition B23	Other 2023 acquisitions
Cash paid at closing	$30	$27	$22
Cash deposited into escrow	5	—	—
Accrued consideration	3	5	2
Total net consideration	$38	$32	$24

Cash and cash equivalents	$—	$1	$—
Accounts receivable	6	7	—
Contract assets	1	2	—
Other current assets	—	—	1
Intangible assets	13	11	11
Goodwill	21	18	14
Other accrued liabilities	—	(2)	—
Contract liabilities	(3)	(5)	(2)
Net assets acquired	$38	$32	$24

The final allocations of the purchase prices did not differ materially from preliminary estimates with the exception of measurement period adjustments, primarily related to accounts receivable, intangible assets, goodwill, and other accrued liabilities, recorded during the year ended December 31, 2024.

Accrued consideration
The Company’s acquisition purchase agreements typically include deferred payment provisions, often to sellers who become employees of the Company or its subsidiaries. The provisions are made up of three general types of arrangements, contingent compensation and contingent consideration (both of which are contingent on the future performance of the acquired entity) and deferred payments related to indemnities. Contingent compensation arrangements are typically contingent on the former owner’s future employment with the Company, and the related amounts are recognized over the required employment period, which is typically one to four years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition and are paid over a one- to four-year period. The liability for deferred payments is recognized at the date of acquisition based on the Company’s best estimate and is typically payable over a one- to three-year period. Deferred payments are not contingent on any future performance or employment obligations and can be offset for working capital true-ups, and representations and warranty items.
The total contingent compensation arrangement liability was $0 and $9 at December 31, 2024 and 2023, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $2 and $15, inclusive of the $0 and $9, accrued as of December 31, 2024 and 2023, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.
The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 9 – "Fair Value of Financial Instruments."
The total liability for deferred payments was $28 and $17 at December 31, 2024 and 2023, respectively, and is included in contingent consideration and compensation liabilities in the consolidated balance sheets for all periods presented.

NOTE 5. DIVESTITURES
During 2023, the Company completed the divestiture of an infrastructure/utility operating company in the Specialty Services segment (the "Operating Company"). The Company received $38 in cash for the sale. During the year ended December 31, 2023, the Company recorded an impairment charge of $12 in selling, general, and administrative expenses in the consolidated statements of operating related to impairment of goodwill, intangible assets, and other assets of the Operating Company.
NOTE 6. RESTRUCTURING
During 2022, the Company announced its multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs through fiscal year 2025.
During 2024, the Company incurred pre-tax restructuring costs within the Safety Services segment of $12 in connection with the Chubb restructuring program. Since the Chubb Acquisition, the Company has incurred aggregate restructuring costs of $79. As of December 31, 2024, the Company had $15 in restructuring liabilities recorded in other accrued liabilities on the consolidated balance sheets for this plan. In addition, the Company has incurred $23 of related costs which include lease impairment charges, asset write-downs, and consulting fees.
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
The following table summarizes the Company's restructuring liabilities for the years ended December 31, 2024 and 2023:

December 31, 2022	$22
Charges	37
Payments	(27)
Reversals	(1)
Currency translation adjustment	1
December 31, 2023	32
Charges	12
Payments	(28)
Reversals	(1)
December 31, 2024	$15
In addition to the costs noted above, the Company incurred asset write-down costs of $1 and $6 for the years ended December 31, 2024 and 2023, respectively. The Company also incurred program related costs of $13 and $3 for the years ended December 31, 2024 and 2023, respectively.
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
The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the years ended December 31, 2024, 2023, and 2022. Disaggregated net revenues information is as follows:

	Year Ended December 31, 2024
	Safety Services	Specialty Services	Consolidated
Life Safety	$4,742	$—	$4,742
HVAC	485	—	485
Infrastructure/Utility	—	997	997
Fabrication	—	230	230
Specialty Contracting	—	571	571
Corporate and Eliminations	—	—	(7)
Net revenues	$5,227	$1,798	$7,018

	Year Ended December 31, 2023
	Safety Services	Specialty Services	Consolidated
Life Safety	$4,364	$—	$4,364
HVAC	507	—	507
Infrastructure/Utility	—	1,224	1,224
Fabrication	—	202	202
Specialty Contracting	—	653	653
Corporate and Eliminations	—	—	(22)
Net revenues	$4,871	$2,079	$6,928

	Year Ended December 31, 2022
	Safety Services	Specialty Services	Consolidated
Life Safety	$4,077	$—	$4,077
HVAC	498	—	498
Infrastructure/Utility	—	1,154	1,154
Fabrication	—	253	253
Specialty Contracting	—	623	623
Corporate and Eliminations	—	—	(47)
Net revenues	$4,575	$2,030	$6,558

	Year Ended December 31, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$2,598	$1,792	$(7)	$4,383
France	637	—	—	637
Other	1,992	6	—	1,998
Net revenues	$5,227	$1,798	$(7)	$7,018

	Year Ended December 31, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$2,322	$2,038	$(22)	$4,338
France	607	—	—	607
Other	1,942	41	—	1,983
Net revenues	$4,871	$2,079	$(22)	$6,928

	Year Ended December 31, 2022
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$2,148	$1,961	$(47)	$4,062
France	564	—	—	564
Other	1,863	69	—	1,932
Net revenues	$4,575	$2,030	$(47)	$6,558
The Company’s contracts with its customers generally require significant services to integrate complex activities and equipment into a single deliverable and are, therefore, generally accounted for as a single performance obligation to provide a single contracted service for the duration of the project. For contracts with multiple performance obligations, the transaction price of a contract is allocated to each performance obligation and recognized as net revenues when or as the performance obligation is satisfied using the estimated stand-alone selling price of each distinct good or service. The stand-alone selling price is estimated using the expected cost plus a margin approach for each performance obligation. For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at December 31, 2024 was $3,040. The Company expects to recognize revenue on approximately 87% of the remaining performance obligations over the next twelve months.
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
Changes in the estimates of transaction prices are recognized in net revenues on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates may also result in the reversal of previously recognized net revenues if the ultimate outcome differs from the Company’s previous estimate. For the years ended December 31, 2024, 2023, and 2022, there were no significant reversals of revenues recognized associated with the revision of transaction prices. The Company typically does not incur any returns, refunds, or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of performance.
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
The Company utilizes the practical expedient under ASC 606 and does not adjust for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of performance for the Company’s services. As of December 31, 2024 and 2023, none of the Company’s contracts contained a significant financing component.
Contract assets and contract liabilities are classified as current in the consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets and contract liabilities from contracts with customers as of December 31, 2024, 2023, and 2022 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at December 31, 2024	$1,444	$453	$590
Balance at December 31, 2023	1,395	436	526
Balance at December 31, 2022	1,313	459	463
The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At December 31, 2024 and 2023, retentions receivable were $160 and $156, respectively, while the portions that may not be received within one year were $38 and $25, respectively. There were no other significant changes due to business acquisitions or significant changes in estimates of contract progress or transaction price. There were no significant impairments of contract assets recognized during the period.
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
NOTE 8. GOODWILL AND INTANGIBLES
Goodwill
The following table provides disclosure of goodwill by segment as of December 31, 2024 and 2023. The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2024 and 2023 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2022	$2,201	$181	$2,382
Acquisitions	47	—	47
Impairment of goodwill (1)	—	(4)	(4)
Foreign currency translation and other, net (2)	46	—	46
Goodwill as of December 31, 2023	2,294	177	2,471
Acquisitions	510	3	513
Foreign currency translation and other, net (2)	(90)	—	(90)
Goodwill as of December 31, 2024	$2,714	$180	$2,894
(1)The Company sold an operating company (See Note 5 – "Divestitures"). Pursuant to the authoritative literature, the Company evaluated the recoverability of the carrying value of the assets and liabilities and recorded a goodwill impairment charge of $4 for the year ended December 31, 2023.
(2)Other includes immaterial measurement period adjustments related to acquisitions for which the measurement period was open at the beginning of the year (see Note 4 – "Business Combinations").
Intangibles
The Company's identifiable intangible assets are comprised of the following as of December 31, 2024 and 2023:

	December 31, 2024
	Weighted- Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	1.3	$171	$(158)	$13
Customer relationships	9.0	1,753	(672)	1,081
Trade names and trademarks	11.1	748	(182)	566
Total		$2,672	$(1,012)	$1,660

	December 31, 2023
	Weighted- Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.5	$155	$(154)	$1
Customer relationships	9.4	1,552	(518)	1,034
Trade names and trademarks	12.1	722	(137)	585
Total		$2,429	$(809)	$1,620
Approximate annual aggregate amortization expense of the intangible assets for the five years subsequent to December 31, 2024, is as follows:

Years ending December 31:
2025	$236
2026	228
2027	202
2028	132
2029	130
Thereafter	732
Total	$1,660
Amortization expense recognized on identifiable intangible assets are as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$6	$27	$30
Selling, general, and administrative expenses	216	197	197
Total intangible asset amortization expense	$222	$224	$227
NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of December 31, 2024 and 2023:

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets
Derivatives designated as hedging instruments:
Cash flow hedges –
Interest rate swaps	$—	$25	$—	$25
Cross currency contracts	—	14	—	14
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross currency contracts	—	54	—	54
Net investment hedges – cross currency contracts	—	28	—	28
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	—	—	—	—
Total	$—	$121	$—	$121

Financial liabilities
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(13)	(13)
Total	$—	$—	$(13)	$(13)

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets
Derivatives designated as hedging instruments:
Cash flow hedges –
Interest rate swaps	$—	$7	$—	$7
Cross currency contracts	—	10	—	10
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross currency contracts	—	17	—	17
Net investment hedges – cross currency contracts	—	20	—	20
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	—	—	—	—
Total	$—	$54	$—	$54

Financial liabilities
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	—	(1)	—	(1)
Contingent consideration obligations	—	—	(6)	(6)
Total	$—	$(1)	$(6)	$(7)

The Company determines the fair value of its derivative instruments designated as hedging instruments using standard pricing models and market-based assumptions for all inputs such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2.
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
The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

	Year Ended December 31,
	2024	2023	2022
Balance at the beginning of the year	$6	$4	$4
Issuances	13	3	—
Settlements	(6)	(1)	—
Balance at the end of the year	$13	$6	$4
Number of open contingent consideration arrangements at the end of the year	9	2	3
Maximum potential payout at the end of the year	$13	$6	$4
At December 31, 2024, the remaining open contingent consideration arrangements are set to expire at various dates through 2026. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the year ended December 31, 2024.
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
During 2024, the Company repriced and upsized the 2021 Term Loan by an aggregate principal amount equal to $850. During 2024, the Company also repaid $100 to the 2021 Term Loan and the remaining $330 of the 2019 Term Loan. During 2023, the Company completed repricing of its 2019 Term Loan and 2021 Term Loan and $422 of the 2019 Term Loan was extended to the 2021 Term Loan. During 2023, the Company also repaid an aggregate amount of $375 and $100 to the 2019 Term Loan and 2021 Term Loan, respectively.

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2019 Term Loan	$—	$—	$330	$331
2021 Term Loan	2,157	2,155	1,407	1,407
4.125% Senior Notes	337	305	337	305
4.750% Senior Notes	277	259	277	257

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
The following table presents the fair value of derivative instruments:

	December 31, 2024			December 31, 2023
	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent Liabilities	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges –
Interest rate swaps	$1,840	$25	$—	$1,120	$7	$—
Cross currency contracts	120	14	—	120	10	—
Foreign currency forward contracts	—	—	—	—	—	—
Fair value hedges – cross currency contracts	737	54	—	721	17	—
Net investment hedges – cross currency contracts	230	28	—	230	20	—
Total derivatives designated as hedging instruments	$2,927	$121	$—	$2,191	$54	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	$77	$—	$—	$73	$—	$1
Total derivatives not designated as hedging instruments	$77	$—	$—	$73	$—	$1
Total derivatives	$3,004	$121	$—	$2,264	$54	$1

The following table presents the effect of derivatives on the consolidated statements of operations:

		Amount of income (expense) recognized in income
	Location of income (expense) recognized in income	Year ended December 31,
Derivatives		2024	2023	2022
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$32	$32	$1
Cross currency contracts	Investment expense (income) and other, net	7	(3)	6
Cross currency contracts	Interest expense, net	2	2	2
Fair value hedging relationships:
Cross currency contracts	Investment expense (income) and other, net	37	(25)	53
Cross currency contracts	Interest expense, net	3	2	3
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	4	4	4
Not designated as hedging instruments:
Foreign currency forward contracts	Investment expense and other, net	—	1	2
Currency Effects
The income (expense) from derivatives designed to offset foreign currency exposure and recorded in investment expense (income) and other, net were offset by foreign currency transaction gains and losses resulting in a net (loss) gain of $(2), $1 and $(2) for the years ended December 31, 2024, 2023, and 2022, respectively.
The following table presents the effect of cash flow and fair value hedge accounting on accumulated other comprehensive income (loss) ("AOCI"):

	Amount of gain (loss) recognized in other comprehensive income			Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Year ended December 31,				Year ended December 31,
Derivatives	2024	2023	2022		2024	2023	2022
Cash flow hedging relationships:
Interest rate swaps	$14	$(6)	$48	Interest expense, net	$13	$16	$3
Cross currency contracts	(2)	(3)	3	Investment expense (income) and other, net	7	(3)	10
Fair value hedging relationships:
Cross currency contracts	—	(6)	(2)	Investment expense (income) and other, net	36	(25)	53
Net investment hedging relationships:
Cross currency contracts	7	(9)	14	Interest expense, net	1	1	—
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

During 2022, the Company terminated the previously outstanding $720 notional amount interest rate swap with a maturity date in October 2024 ("2024 Interest Rate Swap"). The present value as of the date of termination of the 2024 Interest Rate Swap was recorded in AOCI on the consolidated balance sheets. The fair value previously recognized in AOCI related to interest rate movements of the 2024 Interest Rate Swap was amortized to interest expense on a straight-line basis through October 2024. As of December 31, 2024, no unrealized pre-tax gains related to the terminated swap remained in AOCI.
The Company has an aggregate $720 notional amount interest rate swap ("2026 Interest Rate Swap") and aggregate $400 notional swaps ("2028 Interest Rate Swap"), each amended on May 19, 2023 in connection with the transition to the Secured Overnight Financing Rate ("SOFR"). Refer to Note 13 – "Debt" for additional information. The 2026 Interest Rate Swap exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.59% over the term of the agreement, which matures in October 2026. The 2028 Interest Rate Swap exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.41% over the term of the agreements, which mature January 2028.
On September 18, 2024, the Company entered into a $720 notional amount forward starting interest rate swap that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement, commencing in October 2026 and maturing in January 2029 ("2029 Interest Rate Swap"). Upon commencement, the 2029 Interest Rate Swap will cover the remainder of the interest payments starting in October 2026 to the maturity of the 2021 Term Loan.
As of December 31, 2024, the Company had $1,840 total notional amount outstanding in the 2026 Interest Rate Swap, the 2028 Interest Rate Swap, and the 2029 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (SOFR) payments for its SOFR-based term loans of $2,157. As of December 31, 2024, the weighted-average fixed rate of interest on these swaps was approximately 3.52%. Variations in the assets and liability balances are primarily driven by changes in the applicable forward yield curves related to SOFR.
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
As of December 31, 2024, the Company had $0 total notional amount outstanding in foreign currency forward contracts designated as cash flow hedges.
Fair value hedges
The Company has certain intercompany loans subject to changes in foreign currency exchange rates. In June 2024, to hedge these exposures, the Company entered into a cross currency swap maturing June 2029 and designated as a fair value hedge with a gross notional U.S. dollar equivalent of $16 in AUD. In 2022, the Company entered into three cross currency swaps all with maturity dates of January 2027 and are designated as fair value hedges with gross notional U.S. dollar equivalents of $271, $241, and $209 in GBP, CAD, and EUR, respectively. The Company measures the effectiveness of fair value hedges on a spot-to-spot basis. Accordingly, the spot-to-spot change in the derivative fair values are recorded in the consolidated statements of operations and perfectly offset the spot-to-spot change in the underlying intercompany loans, and as such, these hedges are deemed highly effective. The excluded component of the fair values of these derivatives is reported in AOCI within shareholders’ equity in the consolidated balance sheets. Any cash flows associated with these instruments are included in operating activities in the consolidated statements of cash flows.
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
NOTE 11. PROPERTY AND EQUIPMENT, NET
The components of property and equipment as of December 31, 2024 and 2023 are as follows:

	Estimated Useful Lives (In Years)			December 31
				2024	2023
Land	N/A			$21	$27
Building	39			100	105
Machinery, equipment, and office equipment	1	-	20	372	353
Autos and trucks	4	-	10	113	112
Leasehold improvements	1	-	15	47	35
Total cost				653	632
Accumulated depreciation				(274)	(247)
Property and equipment, net				$379	$385
Depreciation expense related to property and equipment, including finance leases, was $80, $79, and $77, during the years ended December 31, 2024, 2023 and 2022, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the consolidated statements of operations.
NOTE 12. LEASES
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. Under ASC 842, a contract is or contains a lease when (i) explicitly or implicitly identified assets have been deployed in the contract and (ii) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract. The Company also considers whether its service arrangements include the right to control the use of an asset.
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
The Company’s future lease payments may include payments that depend on an index or a rate (such as the consumer price index). The Company initially measures payments based on an index or rate using the applicable rate at lease commencement, and subsequent changes in such rates are recognized as variable lease costs in the period incurred. Some leases contain variable payments that are not based on an index or rate and therefore are not included in the initial measurement of ROU assets and lease liabilities. These variable payments typically represent additional services transferred to the Company, such as common area maintenance for real estate, and maintenance or service programs for vehicles, and are recorded in lease expense in the period incurred. For leases that include residual value guarantees or payments for terminating the lease, the Company includes these costs in the lease liability when it is probable they will be incurred.
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
The Company’s IBR reflects the rate of the parent or group level. The Company acts as the central treasury function for all its subsidiaries and its collateral quality was considered in aggregate for the IBR. The Company developed IBR curves for all currency denominations of its leases. To determine its creditworthiness, the Company considered publicly available credit ratings from S&P Global Ratings ("S&P") and Moody’s Investors Service ("Moody’s"). Both the S&P local currency long-term rating and the Moody’s long-term corporate family credit ratings have remained stable at BB and Ba2 in 2024. The amount (and impact) of the Company’s future operating lease payments, a consideration in the development of the IBR, would be reflected in the Company’s underlying credit rating. In its development of the IBR, the Company applied a base market yield curve reflective of its unsecured credit rating. Adjustments to the base market yield curve were then considered for any Company-specific debt instruments outstanding at the measurement date, and securitization adjustments were made to conclude on a lessee specific securitized market yield curve. No adjustment was considered for economic environment risk for the U.S. IBR as the underlying market data to derive the IBR was in USD. The Company also has significant leases located in (denominated in): Canada (CAD), European Union (EUR), United Kingdom (GBP), and Australia (AUD). To derive the applicable foreign IBR curves, the Company adjusted its concluded United States/USD IBR curve to the applicable foreign IBR curves using the covered interest rate parity theory, which captures foreign currency risk. The Company developed its IBR curves with tenors ranging from 1-year to 30-years to match its anticipated lease terms. For each lease, the Company applied the IBR that aligned with the concluded lease term. The Company estimated the IBRs on a quarterly basis throughout 2024, which ranged from 1.79% to 9.63% across all currencies for the 1-year through 30-year tenor.
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
The components of lease expense are as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$99	$88	$75
Finance lease cost - amortization of right-of-use assets	6	6	4
Short-term lease cost	42	41	39
Variable lease cost	21	22	21
Total lease cost	$168	$157	$139
Supplemental consolidated statements of cash flows information related to leases is as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$97	$88	$75
Financing cash outflows - payments on finance leases	7	7	5
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$135	$81	$186
Finance leases	5	5	15
Included within ROU assets obtained in exchange for new lease obligations during 2022, there were $146 and $2 of operating and financing leases, respectively, which were adjusted to fair value as part of the Chubb Acquisition.
Supplemental consolidated balance sheets information related to leases is as follows:

	Year Ended December 31,
	2024	2023
Finance leases:
Machinery and equipment	11	15
Property and equipment, net	$11	$15

Weighted-average remaining lease term:
Operating leases	4.4 years	4.9 years
Finance leases	2.1 years	2.1 years

Weighted-average discount rate:
Operating leases	5.7%	5.7%
Finance leases	5.1%	5.2%

The future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the consolidated balance sheets as of December 31, 2024 is as follows:

	Operating Leases	Finance Leases	Total
Year ending December 31:
2025	$92	$7	$99
2026	70	3	73
2027	52	1	53
2028	32	1	33
2029	18	—	18
Thereafter	35	—	35
Total lease payments	299	12	311
Less imputed interest	28	1	29
Total present value of lease liabilities	$271	$11	$282
Operating and finance leases - current	$84	$6	$90
Operating and finance leases - noncurrent	187	5	192
Total present value of lease liabilities	$271	$11	$282
The Company leases office and operating facilities from various parties that are in management positions at certain businesses and the Company incurred rent expense, including real estate taxes and operating costs of approximately $4, $4, and $5 during the years ended December 31, 2024, 2023, and 2022, respectively, under these arrangements.
NOTE 13. DEBT
Debt obligations consist of the following:

		December 31,
	Maturity Date	2024	2023
Term loan facility
2019 Term Loan	October 1, 2026	$—	$330
Revolving Credit Facility	January 3, 2027	—	—
2021 Term Loan	January 3, 2029	2,157	1,407
Senior notes
4.125% Senior Notes	July 15, 2029	337	337
4.750% Senior Notes	October 15, 2029	277	277
Other obligations		5	5
Total debt obligations		2,776	2,356
Less: unamortized deferred financing costs		(23)	(29)
Total debt, net of deferred financing costs		2,753	2,327
Less: short-term and current portion of long-term debt		(4)	(5)
Long-term debt, less current portion		$2,749	$2,322
Term loan facility
As of December 31, 2024, the Company had no principal outstanding under the $1,200 term loan (the "2019 Term Loan") and $2,157 of principal outstanding under the incremental term loan (the "2021 Term Loan"). The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 1.00% or (2) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.00%.
The interest rate applicable to borrowings under the $500 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25%, or (2) a Term

SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a credit spread adjustment ("CSA").
As of December 31, 2024 and 2023, the Company had no amounts outstanding under the Revolving Credit Facility, and $494 and $495, respectively, was available under the Revolving Credit Facility, after giving effect to $6 and $5, respectively, of outstanding letters of credit.
During the second quarter of 2024, the Company completed its Sixth Amendment to its credit agreement, upsizing and repricing the 2021 Term Loan and repaying the 2019 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 50 basis points and removed the CSA. As part of the transaction, the Company incurred approximately $550 of incremental principal on the 2021 Term Loan. The proceeds were used to repay the remaining $330 of the 2019 Term Loan, repay $100 of the Revolving Credit Facility outstanding, and for general corporate purposes, including to partially fund the Elevated acquisition.
During the first quarter of 2024, the Company completed its Fifth Amendment to its credit agreement, upsizing its 2021 Term Loan by an aggregate principal amount equal to $300. The loan proceeds were directed as consideration for a portion of the purchase price for the Series B Preferred Stock Conversion. For additional information regarding the Series B Preferred Stock Conversion, see Note 19 – "Shareholders' Equity and Redeemable Convertible Preferred Stock."
During 2024, the Company made aggregate payments of $330 and $100 on the 2019 Term Loan and 2021 Term Loan, respectively. As a result of the principal payments, the Company incurred a loss on debt extinguishment of $1 related to unamortized debt issuance costs, which was recorded within loss (gain) on extinguishment of debt, net in the consolidated statements of operations.
During 2023, the Company made aggregate payments of $375 and $100 on the 2019 Term Loan and 2021 Term Loan, respectively. As a result of the principal payments, the Company incurred a loss on debt extinguishment of $7 related to unamortized debt issuance costs, which was recorded within loss (gain) on extinguishment of debt, net in the consolidated statements of operations.
As of December 31, 2024 and 2023, the Company was in compliance with all applicable debt covenants.
Swap activity
In 2023, the Company amended its existing interest rate swaps in connection with the transition to SOFR for the term loans.
As of December 31, 2024, the Company had a $720 notional value 2026 Interest Rate Swap, exchanging one-month SOFR for a fixed rate of 3.59% per annum, and $400 notional value 2028 Interest Rate Swap, exchanging one-month SOFR for a rate of 3.41%. Accordingly, the Company's fixed interest rate per annum on the first swapped $400 notional value of the term loan is 5.41% and the second swapped $720 notional value of the term loans is 5.59% through the swaps' maturity. The remaining $1,037 of the term loan balance will bear interest based on one-month SOFR plus 200 basis points, but the rate will fluctuate as SOFR fluctuates. During 2024, the Company entered into a $720 notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. Refer to Note 10 – "Derivatives" for additional information.
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
The Company was in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes as of December 31, 2024 and 2023.
Other obligations
As of December 31, 2024 and 2023, the Company had $5 and $5 in notes outstanding, respectively, for working capital purposes and the acquisition of equipment and vehicles. Amounts outstanding under these notes are included in the table below.
Approximate annual maturities, excluding amortization of debt issuance costs, of the Company’s financing arrangements for years subsequent to December 31, 2024, are as follows:

Years Ending December 31:
2025	$4
2026	1
2027	—
2028	—
2029	2,771
Thereafter	—
Total	$2,776
NOTE 14. INCOME TAXES
For the years ended December 31, 2024, 2023, and 2022, the components of income before income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
U.S. earnings	$177	$186	$40
Foreign earnings	153	46	53
Total earnings	$330	$232	$93
The income tax provision for the years ended December 31, 2024, 2023, and 2022, consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. federal	$47	$48	$32
State	14	23	13
Foreign	46	40	22
Total current tax provision	$107	$111	$67

Deferred:
U.S. federal	$(15)	$(10)	$(32)
State	—	(1)	(3)
Foreign	(12)	(21)	(12)
Total deferred tax benefit	$(27)	$(32)	$(47)
Total income tax provision	$80	$79	$20

The reconciliation of the federal statutory income tax rate to the Company’s provision for income taxes is as follows:

	Year Ended December 31,
	2024		2023		2022
Expected provision at statutory federal rate	$70	21.0%	$49	21.0%	$19	21.0%
State tax provision, net of federal benefit	11	3.3%	17	7.3%	7	7.5%
Foreign rate differential	(3)	(0.9%)	(1)	(0.4)%	(4)	(4.3%)
Valuation allowance	(5)	(1.5%)	8	3.4%	(1)	(1)%
Permanent differences and other	3	0.9%	3	1.3%	4	4%
Uncertain tax positions	—	—%	—	—%	(1)	(1)%
Transaction costs	1	0.3%	—	—%	3	3.2%
Withholding taxes on foreign entities	—	—%	—	—%	(9)	(10)%
Section 162(m) limitation	3	0.9%	3	1.3%	2	2.1%
Total provision for income taxes	$80	24.0%	$79	33.9%	$20	22.0%
The components of deferred tax assets and liabilities consisted of the following:

	December 31,
	2024	2023
Deferred tax assets:
Operating and finance lease liabilities	$68	$57
Accrued compensation	42	60
Accrued expenses	27	28
Net operating loss carryforwards	22	28
Contingent consideration and compensation liabilities	14	13
Capital loss carryforwards	51	54
Credits	37	38
Reserves and allowances	6	6
Interest limitation	36	2
Other	7	12
Gross deferred tax assets	310	298
Valuation allowances	(92)	(114)
Net deferred tax assets	$218	$184

Deferred tax liabilities:
Depreciation on fixed assets	$39	$42
Goodwill	44	23
Amortization on identified intangible assets	177	165
Operating lease right-of-use assets	67	56
Derivatives	7	1
Deferred payments	3	4
Pension and post-retirement obligations	16	11
Other	6	2
Gross deferred tax liabilities	$359	$304

Net deferred tax liabilities	$141	$120

Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. Deferred tax assets must be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if a valuation allowance is required. As of December 31, 2024 and 2023, valuation allowances of $92 and $114 were recorded against certain deferred tax assets of the Company’s domestic and foreign subsidiaries.
As of December 31, 2024, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $0, $20, and $93, respectively. The state net operating loss carryforwards have carryforward periods of five to twenty years and begin to expire in 2029. The foreign net operating loss carryforwards generally have carryback periods of three years, carryforward periods of twenty years, or that are indefinite, and begin to expire in 2025.
As of December 31, 2024, there were approximately $289 of accumulated undistributed earnings of subsidiaries outside of the United States, all of which are considered to be indefinitely reinvested. Due to the complexity of the legal entity structure, the number of legal entities and jurisdictions involved, and the complexity of the laws and regulations, the Company believes it is not practicable to estimate the amount of additional taxes which may be payable upon distribution of these undistributed earnings. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes on permanently reinvested earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
Gross unrecognized tax benefits at the beginning of the year	$7	$8	$2
Additions for tax positions taken in a prior period (including acquired uncertain tax positions)	3	—	7
Reductions for tax positions taken in a prior period (including acquired uncertain tax positions)	(1)	(1)	—
Additions for tax positions taken in the current period	—	1	1
Reductions for tax positions due to lapse in statute of limitations	—	(1)	—
Foreign currency translation adjustments	—	—	(2)
Gross unrecognized tax benefits as of the end of the year	$9	$7	$8
The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities on the consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations. The Company had $3 and $2 of accrued gross interest and penalties as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024, 2023, and 2022, the Company did not recognize net interest expense.
If all of the Company’s unrecognized tax benefits as of December 31, 2024 were recognized, $12 would impact the Company’s effective tax rate. The Company expects $1 of unrecognized tax benefits to expire in the next twelve months due to lapses in the statute of limitations.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. As of December 31, 2024, with few exceptions, neither the Company nor its subsidiaries are subject to examination. There are various other audits in state and foreign jurisdictions. The IRS exam related to the 2019 final S Corporation return has been closed without adjustments.
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
During the year ended December 31, 2024, the Company recognized $5 of expense, and issued 616,740 shares of the Company's common stock at a weighted-average price per share of $26.64 related to the ESPP. As of December 31, 2024, the Company accrued a liability of $7, which has been recorded as accrued salaries and wages in the consolidated balance sheets, for 228,787 shares of the Company's common stock that were issued to employees in January 2025. As of December 31, 2024, there were approximately 5,431,500 shares reserved for future issuance under the ESPP.
401(k) plans
The Company has 401(k) plans that provide for annual contributions not to exceed the maximum amount allowed by the Internal Revenue Code. The plans are qualified and cover employees meeting certain eligibility requirements who are not covered by collective bargaining agreements. The amounts contributed each year are discretionary and are determined annually by management.
The Company recognized $16, $13, and $12, in 401(k) expense during the years ended December 31, 2024, 2023, and 2022, respectively.
Defined benefit pension plans
The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants and frozen for accrual of future service. Refer to Note 16 – "Pension" for more information on these plans.
Post-retirement benefit plans
As part of the Chubb Acquisition, the Company assumed an unfunded post-retirement benefit plan that provides life benefits to certain eligible retirees in Canada. As of December 31, 2024, the benefit obligation was $3. The PBO discount rate was 4.5% at December 31, 2024.
Benefit payments, including amounts to be paid from corporate assets and reflecting expected future service, as appropriate, are expected to be less than $1 for 2025 through 2028 and thereafter.
Profit sharing plans
The Company has a trustee-administered, profit sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors, which may be settled in shares of the Company's common stock or in cash. In connection with these plans, the Company recognized $27, $19, and $15 in expense for shares distributed to eligible employees during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, the Company accrued a liability of $28 and $19, respectively, which has been recorded as accrued salaries and wages in the consolidated balance sheets for shares of the Company's common stock. The liability accrued as of December 31, 2023 was settled in common stock during the year ended December 31, 2024.
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
The Company believes that certain of the MEPPs in which the Company participates may have underfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPPs current financial situation, the Company is unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether the Company’s participation in these MEPPs could have a material adverse impact on the Company’s consolidated financial position, results of operations, or liquidity. The Company did not record any withdrawal liability for the years ended December 31, 2024, 2023, and 2022.
The Company’s participation in MEPPs for the year ended December 31, 2024, is outlined in the table below. The EIN/PN column provides the Employer Identification Number ("EIN") and the three-digit plan number ("PN"). The most recent PPA zone status available for 2024, 2023 and 2022 is for the plan year-ends, as indicated below. The zone status is based on information that the Company received from the plans and is certified by the plans’ actuaries. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The FIP/RP status pending/implemented column indicates plans for which an FIP or an RP either is pending or has been implemented. In addition, the Company may be subject to a surcharge if the Plan is in the red zone. The Surcharge imposed column indicates whether a surcharge has been imposed on contributions to the Plan. The last column lists the expiration date(s) of the collective bargaining agreement(s) to which the plans are subject.

Pension Fund	EIN/PN	Plan Year-End	PPA Zone Status(1)			FIP/RP Status Pending/ Implement	Contributions			More Than 5%(2)	Surcharge Imposed	Expiration Date of CBA
			December 31				(in millions)
			2024	2023	2022		2024 (3)	2023 (3)	2022 (3)
National Automatic Sprinkler Industry Pension Fund	52-6054620-001	12/31/2023	Green	Green	Green	No	$34	$32	$30	Yes	No	3/31/2025
Heavy And General Laborers Local Unions 472 And 172 Of New Jersey Pension Fund	22-6032103-001	3/31/2024	Green	Green	Green	No	10	5	5	Yes	No	2/28/2027
Twin City Pipe Trades Pension Plan	41-6131800-001	4/30/2023	Green	Green	Green	No	8	11	10	Yes	No	4/30/2027
Boilermaker-Blacksmith National Pension Trust	48-6168020-001	12/31/2023	Red	Green	Yellow	Yes	5	6	5	No	No	12/31/2025
Sheet Metal Workers' National Pension Fund	52-6112463-001	12/31/2023	Green	Green	Yellow	No	4	6	6	No	No	4/30/2025
National Electrical Benefit Fund	53-0181657-001	12/31/2023	Green	Green	Green	No	3	8	8	No	No	6/30/2027
Sheet Metal Workers' Local 10 Pension Fund	41-1562581-001	12/31/2023	Green	Green	Green	No	2	2	3	Yes	No	4/30/2027
Building Trades United Pension Trust Fund Milwaukee And Vicinity	51-6049409-001	5/31/2024	Green	Green	Green	No	2	2	2	No	No	5/31/2026
Operating Engineers 825 Pension Fund	22-6033380-001	6/30/2023	Green	Green	Green	No	2	1	1	Yes	No	6/30/2026
Central Pension Fund Of The IUOE & Participating Employers	36-6052390-001	1/31/2024	Green	Green	Green	No	2	4	3	No	No	5/31/2026
United Association National Pension Fund	52-6152779-001	6/30/2023	Green	Green	Yellow	No	2	3	4	No	No	4/30/2027
Eastern NY Laborers International Local 754	13-4164083-001	6/30/2024	Green	Green	Green	No	1	1	1	Yes	No	5/31/2025
Total other							14	19	21
Total							$89	$100	$99

(1)The zone status represents the most recent available information for the respective MEPP, which may be 2023 or earlier for the 2024 year and 2022 or earlier for the 2023 year.
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
(3)2024, 2023, and 2022 periods represent the years ended December 31, 2024, 2023, and 2022.
The nature and diversity of the Company’s business may result in volatility in the amount of its contributions to a particular MEPP for any given period. That is because, in any given market, the Company could be working on a significant project and/or projects, which could result in an increase in its direct labor force and a corresponding increase in its contributions to the MEPP(s) dictated by the applicable CBA. When that particular project(s) finishes and is not replaced, the number of participants in the MEPP(s) who are employed by the Company would also decrease, as would its level of contributions to the particular MEPP(s). Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require, at a particular time, an increase in the contribution rate and/or surcharges. During the year ended December 31, 2024, the Company’s contributions to various MEPP(s) did not significantly increase as a result of acquisitions.
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
During 2023, an annuity purchase transaction, commonly known as a “buy-in,” was executed for the two pension plans in the United Kingdom ("U.K."). Under the terms of the insurance contracts, which were issued by a third-party insurance company with no affiliation to the Company, all pension obligations will be funded by the insurer’s annuity payments, but the plans still retain full legal responsibility to pay the benefits to plan participants using the insurance payments. As the plans maintain full legal responsibility, with the insurance contracts being assets of the plans, settlement accounting has not been applied. Given the funded status of the plans, the Company does not expect any future contributions to be required.

In July 2024, the U.K. Court of Appeal upheld a ruling in the matter of Virgin Media Limited versus NTL Pension Trustees II Limited, that certain historical amendments for contracted out defined benefit schemes were invalid if they were not accompanied by the correct actuarial confirmation, a decision that the Company was not a party to or involved in and could impact the Company's non-U.S. pension plans in the U.K. The Company has not identified any benefit uncertainties for which the potential impact would need to be considered and will continue to monitor this development during 2025 and beyond.

	December 31,
	2024	2023
Projected benefit obligation ("PBO") funded status
Fair value of plan assets	$1,466	$1,650
Benefit obligations	(1,388)	(1,588)
Funded status of plans	$78	$62

	December 31,
	2024	2023
Change in benefit obligation
Beginning balance	$1,588	$1,262
Service cost	5	4
Interest cost	60	62
Plan participants' contributions	1	1
Actuarial (gain) loss	(132)	284
Benefits paid	(98)	(89)
Settlements	(5)	(4)
Other	1	—
Currency impact	(32)	68
Ending balance	$1,388	$1,588

Change in plan assets
Beginning balance	$1,650	$1,617
Employer contributions	6	4
Plan participants' contributions	1	1
Benefits paid	(98)	(89)
Actual (loss) return on assets	(58)	40
Settlements	(5)	(4)
Other	2	—
Currency impact	(32)	81
Ending balance	$1,466	$1,650
Supplemental consolidated balance sheets information related to pension is as follows:

	December 31,
	2024	2023
Pension and post-retirement assets	$120	$111
Other accrued liabilities	—	(1)
Other noncurrent liabilities	(42)	(48)
Net amount recognized	$78	$62
Information for pension plans with accumulated benefit obligations in excess of plan assets:

	December 31,
	2024	2023
PBO	$56	$64
Accumulated benefit obligation	46	53
Fair value of plan assets	14	15
Information for pension plans with projected benefit obligations in excess of plan assets:

	December 31,
	2024	2023
PBO	$56	$69
Accumulated benefit obligation	46	58
Fair value of plan assets	14	20

The components of the net periodic pension cost (benefit) for the defined benefit pension plans are as follows:

	December 31,
	2024	2023
Service cost	$5	$4
Interest cost	60	62
Expected return on plan assets	(62)	(79)
Amortization of net loss	22	4
Cost of Settlement	—	1
Net periodic pension cost (benefit)	$25	$(8)
Major assumptions used in determining the benefit obligation and net periodic benefit cost for pension plans are presented in the following table as weighted averages:

	Year Ended December 31,
	2024		2023
	Benefit Obligation	Net Periodic Benefit Cost	Benefit Obligation	Net Periodic Benefit Cost
Discount rates:
PBO	4.9%	4.0%	4.0%	4.9%
Interest cost	—%	3.9%	—%	5.0%
Service cost	—%	3.9%	—%	4.6%
Salary scale	3.0%	3.1%	3.1%	3.0%
Expected return on plan assets	—%	3.9%	—%	4.9%
Except for the U.K. pension plans, the discount rate assumptions are developed using a bond yield curve constructed from a population of high-quality, non-callable, corporate bond issues with maturities ranging from six years to nineteen years. A discount rate is estimated for, and is based on, the durations of the underlying plans. For the U.K. pension plans, the discount rate is set using the U.K. gilt yield curve.
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
Non-U.S. pension plan assets are typically managed by decentralized fiduciary committees. The disclosure below of asset categories is presented in aggregate for 13 defined benefit plans in 7 countries; however, there is variation in asset allocation policy from country to country. Local regulations, local funding rules, and local financial and tax considerations are part of the funding and investment allocation process in each country. Each plan has its own strategic asset allocation. The asset allocations are reviewed periodically and rebalanced when necessary. The Company has no significant concentration of risk in the assets of its pension plans, other than the insurance contract assets, which are held with a single insurance company and subject to the insurance company’s ability to meet its payment obligations under the contracts.

The allocation of the pension plan assets are presented in the following table as weighted averages:

	Year Ended December 31,
	2024		2023
	Target Asset Allocation Percentage	Percentage of Plan Assets	Target Asset Allocation Percentage	Percentage of Plan Assets
Equity securities	4.1%	4.1%	3.8%	3.7%
Debt securities	4.6%	4.7%	4.4%	4.5%
Real estate	0.6%	0.6%	0.6%	0.6%
Other [1]	90.7%	90.6%	91.2%	91.2%
Total	100.0%	100.0%	100.0%	100.0%
(1)Other includes insurance contracts.

The fair values of the pension plan assets by asset category are as follows:

Asset Category	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Not Subject to Leveling (1)	Total
Equities:
Global equity funds	$—	$75	$—	$—	$75
Insurance contracts	—	—	1,203	—	1,203
Fixed income securities:
Governments	—	99	—	—	99
Corporate bonds	—	3	—	—	3
Global fixed income at net asset value	—	57	—	—	57
Real Estate (2)	—	1	—	—	1
Other (3)	—	7	—	7	14
Cash & cash equivalents (4)	13	—	—	1	14
Subtotal	$13	$242	$1,203	$8	$1,466
Other assets & liabilities (5)					—
Total at December 31, 2024					$1,466

Asset Category	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Not Subject to Leveling [1]	Total
Equities:
Global equity funds	$—	$79	$—	$—	$79
Insurance contracts	—	—	1,383	—	1,383
Fixed income securities:
Governments	—	93	—	—	93
Corporate bonds	—	4	—	—	4
Global fixed income at net asset value	—	63	—	—	63
Real Estate (2)	—	1	—	—	1
Other (3)	—	—	—	8	8
Cash & cash equivalents (4)	19	—	—	—	19
Subtotal	$19	$240	$1,383	$8	$1,650
Other assets & liabilities (5)					—
Total at December 31, 2023					$1,650
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
(2)Represents investments in real estate, including commingled funds and directly held properties.
(3)Represents various contracts and global risk balanced commingled funds consisting mainly of equity, bonds, and some commodities.
(4)Represents short-term commercial paper, bonds, and other cash or cash-like investments.
(5)Represents trust receivables and payables that are not leveled.
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
The table below presents a reconciliation of the fair value of the Company’s pension assets that use significant unobservable inputs (Level 3):

December 31, 2022	$—
Purchase of insurance contracts	1,422
Return on assets	(27)
Payments from insurance policy	(12)
December 31, 2023	1,383
Return on assets	(94)
Payments from insurance policy	(86)
December 31, 2024	$1,203

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
The Company made total contributions of approximately $6 to the global defined benefit pension plans in 2024. Contributions do not reflect benefits to be paid directly from corporate assets. The Company estimates contributions to be made to its pension plans will approximate $5 in 2025.
Benefit payments, including amounts to be paid from the plans and corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $95 in 2025, $95 in 2026, $99 in 2027, $102 in 2028, $99 in 2029, and $494 from 2030 through 2034.
NOTE 17. RELATED-PARTY TRANSACTIONS
The Company incurred advisory fees of $4 during both the years ended December 31, 2024 and 2023, in each case payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors. In addition, dividends for Series A Preferred Stock were declared as of December 31, 2024 and December 31, 2023 settled in 2,543,662 shares and 7,944,104 shares, respectively, issued during January 2025 and January 2024, respectively. The shares were issued to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company's Board of Directors.
During 2022, the Company issued and sold 800,000 shares of the Company’s 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $800. Of the 800,000 shares issued and sold, 200,000 shares were sold to Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), which is the aggregate owner of more than 5% of the Company's outstanding stock, for an aggregate purchase price of $200. During the year ended December 31, 2024, the Company declared and issued dividends of 70,798 shares of common stock on the Series B Preferred Stock held by Viking Purchasers. During the year-ended December 31, 2023, the Company declared dividends of 421,364 shares of common stock on the Series B Preferred Stock held by Viking Purchasers, with 337,103 shares issued in 2023 and 84,261 shares issued in 2024.

During 2024, the Company executed an agreement with the Viking Purchasers which allowed the exercise of their right to convert all of their Series B Preferred Stock into common stock. For additional information regarding the Series B Preferred Stock Conversion, see Note 19 –"Shareholders' Equity and Redeemable Convertible Preferred Stock."
The Company entered into sales contracts with Royal Oak Enterprises, an entity indirectly controlled by the co-chair of the Company's Board of Directors, and recorded $0 and $3 in net revenues for the years ended December 31, 2024 and 2023, respectively.
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
The outstanding liability for these obligations was $15 and $17 and was included in other noncurrent liabilities as of December 31, 2024 and 2023, respectively.
NOTE 19. SHAREHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
Shareholders' equity
Series A Preferred Stock
The Company has 4,000,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2024 ("Series A Preferred Stock"). The Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis on the last day of 2026.
The holders of the Series A Preferred Stock are entitled to receive an annual dividend in the form of common shares or cash, at the Company’s sole option (for which the Company settled in shares subsequent to year end) based on the increase in the market price of the Company’s common stock (the "Annual Dividend Amount"). The Annual Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 141,194,638 shares. As of December 31, 2024, an annual dividend was calculated based on the appreciation of the Company’s share price of $37.3070 over the highest price previously used in calculating the Annual Dividend Amount of $33.9465. The annual dividend declared as of December 31, 2024 was settled in shares and the Company issued 2,543,662 common shares to the holders of the Series A Preferred Stock in January 2025.
As of December 31, 2023, an annual dividend was calculated based on the appreciation of the Company's share price of $33.9465 over the highest price previously used in calculating the Annual Dividend Amount of $24.3968. The annual dividend declared as of December 31, 2023 was settled in shares and the Company issued 7,944,104 common shares to the holders of the Series A Preferred Stock in January 2024.
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
Common stock
During 2024, the Company issued 12,650,000 shares of the Company’s common stock in a public underwritten offering. The proceeds from this offering totaled approximately $458, net of related expenses. The Company used net proceeds from this offering to finance a portion of the consideration for the Elevated acquisition and for general corporate purposes.
Stock repurchases
During 2024, the Company's Board of Directors authorized a stock repurchase program ("SRP") to purchase up to an aggregate of $1,000 shares of the Company's common stock. This stock repurchase program will expire when the authorized amount is exhausted, unless otherwise modified or terminated by the Company's Board of Directors at any time in its sole discretion. The SRP authorizes open market, private, and accelerated share repurchase transactions. During the year ended December 31, 2024, the Company repurchased 16,260,160 shares of common stock for approximately $600. As of December 31, 2024, the Company had approximately $400 of authorized repurchases remaining under the SRP.
During 2022, the Company's Board of Directors authorized the Company to purchase up to an aggregate of $250 of shares of the Company's common stock pursuant to the stock repurchase program ("2022 SRP"). The 2022 SRP expired on February 29, 2024. During the year ended December 31, 2023, the Company repurchased 1,626,493 shares of common stock for approximately $41 under the 2022 SRP.
Redeemable Convertible Preferred Stock
Series B Preferred Stock
During 2022, the Company authorized, issued and sold, for an aggregate purchase price of $800, 800,000 shares of the Company’s 5.5% Series B Preferred Stock, par value $0.0001 per share.
On February 28, 2024, the Company entered into a Conversion and Repurchase Agreement with Juno Lower Holdings L.P. ("Juno Lower Holdings"), FD Juno Holdings L.P. ("FD Juno Holdings," and together with Juno Lower Holdings, "Blackstone"), Viking Global Equities Master Ltd. ("VGEM") and Viking Global Equities II L.P. (VGE II, and collectively with VGEM, "Viking" and collectively with Blackstone, the "Series B Holders") pursuant to which Blackstone and Viking agreed to convert all of the outstanding shares of the Series B Preferred Stock that they hold, which represents all of the Series B Preferred Stock outstanding. The transactions contemplated by the agreement (the "Series B Preferred Stock Conversion") were also consummated on February 28, 2024.
Under the terms of the agreement, (i) the Series B Holders each agreed to exercise their respective right to convert all of their Series B Preferred Stock into common stock, resulting in a total of 800,000 shares of Series B Preferred Stock being converted into approximately 32,803,519 shares of common stock of the Company (inclusive of approximately 283,196 shares attributable to accrued and unpaid dividends thereon (the "Conversion Shares")) and (ii) upon issuance of the Conversion Shares, the Company agreed to immediately repurchase one-half of the Conversion Shares, on a pro rata basis, from the Series B Holders for an aggregate purchase price of $600. The fair value of the issued one-half of the remaining Conversion Shares was $569.
The repurchase price was financed by (i) an incremental term facility of $300 and (ii) cash and available credit from the balance sheet.
Dividends
Following the Series B Preferred Stock Conversion there are no Series B Preferred Shares issued or outstanding and the former holders of Series B Preferred Stock are no longer entitled to receive cumulative dividends. The Company declared a pro rata Series B Preferred Stock dividend of $7, or 283,196 shares of common stock, during the year ended December 31, 2024 for the Series B Preferred Stock outstanding through February 28, 2024. The Company declared and issued Series B Preferred Stock dividends of $33 or 1,348,420 shares of common stock during the year ended December 31, 2023. The Company declared a Series B Preferred Stock dividend of $11 or 337,044 shares of common stock in December 2023 and issued the shares in January 2024.

NOTE 20. SHARE-BASED COMPENSATION
The Company maintains a 2019 Equity Incentive Plan (the “2019 Plan”), which allows for grants of share-based awards.
At December 31, 2024, there were 11,998,287 share-based awards collectively available for grant under the 2019 Plan. The 2019 Plan generally provides for awards to vest no earlier than one year from the date of grant, although most awards entitle the recipient to common shares if specified market or performance conditions are achieved, if applicable, and vest over a minimum of three years. The share-based awards granted to employees include stock options and restricted stock units.
Stock Options
In 2017, upon its initial public offering, the Company issued 162,500 nonqualified stock options to independent, non-executive directors at an exercise price of $11.50 per share with contractual terms of five years from the date of the acquisition of APi Group (the "APi Acquisition"), October 1, 2019. These stock options were performance-based and vested on the consummation of the APi Acquisition. The Company has not granted stock options since 2017.
The following table summarizes the changes in the number of common shares underlying options for the years ended December 31, 2024 and 2023 (shares in whole numbers and per share values in whole dollars):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	125,000	$11.50	1.8	$1
Exercised	—	—
Outstanding at December 31, 2023	125,000	$11.50	0.8	$3
Exercised	(125,000)	11.50
Outstanding at December 31, 2024	—	$—	0.0	$—
Exercisable at December 31, 2024	—	$—	0.0	$—
Restricted Stock Units
The Company has issued Time-Based Restricted Stock Units ("RSUs"), Performance-Based Restricted Stock Units with EBITDA-based performance conditions (“PSUs”), and Performance-Based Restricted Stock Units with share-price targets ("MSUs"), which are independent of stock option grants and all generally subject to forfeiture if employment terminates prior to vesting. Forfeitures are estimated and recorded using historical forfeiture rates. As of December 31, 2024, the Company had outstanding RSUs, PSUs, and MSUs, detailed below (shares in whole numbers and per share values in whole dollars).

Time-Based Restricted Stock Units
The RSUs entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year service period from date of grant. The time-based RSUs granted to the Company’s directors vest at the end of the anniversary date of their grant date.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2022	727,633	$17.95	0.9
Granted	631,227	23.60
Vested	(387,942)	16.16
Forfeited	(66,574)	23.12
Outstanding at December 31, 2023	904,344	$22.28	1.0
Granted	525,211	36.19
Vested	(411,952)	21.69
Forfeited	(110,258)	30.39
Outstanding at December 31, 2024	907,345	$29.64	1.6
Expected to vest at December 31, 2024	896,180	$29.57	1.6
EBITDA Performance-Based Restricted Stock Units
The PSUs entitle recipients to shares of the Company's common stock if specified performance conditions are achieved. During the years ended December 31, 2024 and 2023, the Company approved and granted PSUs with EBITDA-based financial performance conditions. PSUs vest, if at all, following a three-year performance period. If the performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

	Performance- Based Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2022	858,357	20.06	1.5
Granted	573,070	23.42
Forfeited	(139,275)	20.97
Change in units based on performance expectations	359,868	20.97
Outstanding at December 31, 2023	1,652,020	21.35	1.0
Granted	407,686	35.80
Vested	(468,289)	19.10
Forfeited	(404,765)	26.15
Change in units based on performance expectations	(14,444)	20.77
Outstanding at December 31, 2024	1,172,208	$26.58	1.1
Expected to vest at December 31, 2024	1,141,340	$26.49	1.1

Market-Based Performance Restricted Stock Units
The MSUs entitle the recipient to shares of the Company's common stock if specified market conditions are achieved. During the year ended December 31, 2022, the Company approved and granted MSUs with certain share-price targets. The MSUs will vest 100% on March 9, 2025, the third anniversary of the grant date, as the performance condition was satisfied during the year ended December 31, 2023.

	Market-Based Performance Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2022	438,180	$16.19	2.2
Forfeited	(24,819)	1.76
Outstanding at December 31, 2023	413,361	$17.06	1.2
Forfeited	(71,702)	16.31
Outstanding at December 31, 2024	341,659	$16.31	0.2
Expected to vest at December 31, 2024	339,654	$16.31	0.2
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
The Company recognized $29 and $24 of compensation expense during the years ended December 31, 2024 and 2023, respectively, for the RSUs, PSUs, and MSUs in total. Total unrecognized compensation related to unvested RSUs, PSUs, and MSUs as of December 31, 2024 was approximately $21, which is expected to be recognized over a weighted-average period of approximately 1.6 years, 1.1 years, and 0.2 years, respectively. The Company's actual tax benefits realized from the tax deductions related to the vesting of RSUs was $7 and $1 during the years ended December 31, 2024 and 2023, respectively.
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

	Year Ended December 31,
	2024	2023	2022
Basic earnings (loss) per common share:
Net income	$250	$153	$73
Less income allocable to Series A Preferred Stock	—	—	(3)
Less stock dividend attributable to Series A Preferred Stock	(95)	(270)	—
Less income allocable to Series B Preferred Stock	—	—	(3)
Less stock dividend attributable to Series B Preferred Stock	(7)	(44)	(44)
Less stock conversion of Series B Preferred Stock	(372)	—	—
Net (loss) income attributable to common shareholders	$(224)	$(161)	$23

Weighted-average shares outstanding - basic	267,675,764	235,136,849	233,201,569
(Loss) income per common share - basic	$(0.84)	$(0.68)	$0.10

Diluted earnings (loss) per common share:
Net income	$250	$153	$73
Less income allocable to Series A Preferred Stock	—	—	(3)
Less stock dividend attributable to Series A Preferred Stock	(95)	(270)	—
Less stock dividend attributable to Series B Preferred Stock	(7)	(44)	(44)
Less stock conversion of Series B Preferred Stock	(372)	—	—
Net (loss) income attributable to common shareholders - diluted	$(224)	$(161)	$26

Weighted-average shares outstanding - basic	267,675,764	235,136,849	233,201,569
Dilutive securities: (1)
RSUs, warrants, and stock options	—	—	359,178
Shares issuable upon conversion of Series B Preferred Shares	—	—	32,520,000
Weighted-average shares outstanding - diluted	267,675,764	235,136,849	266,080,747
(Loss) income per common share - diluted	$(0.84)	$(0.68)	$0.10
(1)The following items were excluded from the calculation of diluted shares as their inclusion would be anti-dilutive:
a.For each of the years ended December 31, 2024, 2023, and 2022, 4,000,000 shares of Series A Preferred Stock, which are convertible to the same number of common shares.
b.For the years ended December 31, 2024 and 2023, 0 and 800,000 shares of Series B Preferred Stock which are convertible to 0 and 32,520,000 shares of common stock, respectively.
c.For the years ended December 31, 2024 and 2023, 0 and 125,000 stock options, respectively, to purchase the same number of common shares.
d.For the years ended December 31, 2024 and 2023, 2,543,662 and 7,944,104 common share equivalents, respectively, which represent the dividend that the Series A Preferred Stock holders are entitled to receive. (See additional description in Note 19 – "Shareholders' Equity and Redeemable Convertible Preferred Stock.")
e.For the years ended December 31, 2024 and 2023, 907,345 RSUs, 1,172,208 PSUs, 341,659 MSUs and 904,344 RSUs, 1,652,020 PSUs, 413,361 MSUs, respectively.
NOTE 22. SEGMENT INFORMATION
The Company manages its operations under three operating segments which represent the Company’s two reportable segments: Safety Services, comprised of the North American Life Safety and International Life Safety operating segments, and Specialty Services. This structure is generally comprised of various businesses related to contracted services and maintenance of industrial and commercial facilities. The segments have separate management and have results that are regularly reviewed by the Chief Executive Officer and President, who acts as the Company's Chief Operating Decision

Maker (“CODM”), for the purpose of allocating resources and evaluating performance, identifying them as separate reportable segments.
The Safety Services segment focuses on end-to-end integrated occupancy systems (fire protection services, elevator and escalator, HVAC, and entry systems), including the design, installation, inspection and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial, and special-hazard settings in over 20 countries.
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
The accounting policies of the reportable segments are the same as those described in Note 2 – “Significant Accounting Policies.” All intercompany transactions and balances are eliminated in consolidation. Intercompany revenues and costs between entities within a reportable segment are eliminated to arrive at segment totals, and eliminations between segments are separately presented.
Segment earnings is the measure of profitability used by the CODM to manage the segments and, accordingly, in segment reporting. Segment earnings is defined as earnings before interest, taxes, depreciation, and amortization and after adjustments for non-recurring items. Adjustments include expenses that management deems are non-recurring in nature and not indicative of the Company’s core operating results. These adjustments include business transformation and other expenses for the integration of acquired businesses, the impact and results of businesses classified as held-for-sale and divested, and one-time and other events such as impairment charges, restructuring costs, transaction and other costs related to acquisitions, amortization of intangible assets, and non-service pension cost or benefit.
The CODM establishes budgets for the segments, including growth of segment earnings. The CODM considers segment earnings budget-to-actual variances when making decisions about allocating capital to the segments. Segment earnings is also used in the compensation of certain employees and to assess the performance of each segment by regularly comparing the results of each segment with forecasted amounts. The CODM uses segment earnings to evaluate its performance, both internally and as compared with its peers, because it excludes certain items that may not be indicative of the Company’s core operating results for its reportable segments.

Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of segment earnings to income before income taxes:

	For the Year Ended December 31, 2024
	Safety Services	Specialty Services	Total
Revenues from external customers	$5,225	$1,793	$7,018
Intersegment revenues	2	5	7
Net revenues	5,227	1,798	7,025

Reconciliation of revenue:
Elimination of intersegment revenues			(7)
Total consolidated revenues			$7,018

Less: (a)
Segment cost of revenues(b)	3,386	1,453
Segment operating expenses (c)	1,071	190
Plus:
Segment other income/expense	6	10
Depreciation	33	44
Segment earnings	$809	$209	$1,018

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(125)
Interest income/(expense)			(146)
Depreciation			(80)
Amortization			(222)
Contingent consideration and compensation			(3)
Non-service pension expense			(22)
Business process transformation expenses			(52)
Acquisition related expenses			(13)
Loss on extinguishment of debt, net			(1)
Restructuring program related costs			(32)
Other			8
Income before income taxes			$330

Asset information:
Total assets	$6,473	$1,161	$7,634
Capital expenditures	24	47	71
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown and amortization expense is excluded from the amounts shown.
(b) Segment cost of revenues consists of costs such as direct labor, materials, subcontract costs and indirect costs related to contract performance, adjusted for non-recurring items.
(c) Segment operating expenses consist primarily of compensation and associated costs for sales and corporate marketing, administrative expenses associated with accounting, finance, legal, information systems, leadership development, and other corporate expenses, adjusted for non-recurring items.
(d) Corporate/other profit/(loss) includes amounts related to corporate functions such as administrative costs, professional fees, and other discrete items.

	For the Year Ended December 31, 2023
	Safety Services	Specialty Services	Total
Revenues from external customers	$4,859	$2,069	$6,928
Intersegment revenues	12	10	22
Net revenues	$4,871	$2,079	$6,950

Reconciliation of revenue:
Elimination of intersegment revenues			(22)
Total consolidated revenues			$6,928

Less: (a)
Segment cost of revenues (b)	3,260	1,709
Segment operating expenses (c)	977	190
Plus:
Segment other income/expense	3	10
Depreciation	27	49
Segment earnings	$664	$239	$903

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(121)
Interest income/(expense)			(145)
Depreciation			(79)
Amortization			(224)
Contingent consideration and compensation			(14)
Non-service pension benefit			12
Business process transformation expenses			(30)
Acquisition related expenses			(7)
Loss on extinguishment of debt, net			(7)
Restructuring program related costs			(46)
Other			(10)
Income before income taxes			$232

Asset information:
Total assets	$5,795	$1,214	$7,009
Capital expenditures	25	48	73
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown and amortization expense is excluded from the amounts shown.
(b) Segment cost of revenues consists of costs such as direct labor, materials, subcontract costs and indirect costs related to contract performance, adjusted for non-recurring items.
(c) Segment operating expenses consist primarily of compensation and associated costs for sales and corporate marketing, administrative expenses associated with accounting, finance, legal, information systems, leadership development, and other corporate expenses, adjusted for non-recurring items.
(d) Corporate/other profit/(loss) includes amounts related to corporate functions such as administrative costs, professional fees, and other discrete items.

	For the Year Ended December 31, 2022
	Safety Services	Specialty Services	Total
Revenues from external customers	$4,544	$2,014	$6,558
Intersegment revenues	$31	$16	$47
Net revenues	$4,575	$2,030	$6,605

Reconciliation of revenue:
Elimination of intersegment revenues			(47)
Total consolidated revenues			$6,558

Less: (a)
Segment cost of revenues (b)	3,143	1,702
Segment operating expenses (c)	899	171
Plus:
Segment other income/expense	—	7
Depreciation	26	46
Segment earnings	$559	$210	$769

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(96)
Interest income/(expense)			(125)
Depreciation			(77)
Amortization			(227)
Contingent consideration and compensation			(9)
Non-service pension benefit			42
Inventory step-up			(9)
Business process transformation expenses			(31)
Acquisition related expenses			(121)
Gain on extinguishment of debt, net			5
Restructuring program related costs			(30)
Other			2
Income before income taxes			$93

Asset information:
Total assets	$6,029	$1,281	$7,310
Capital expenditures	25	49	74
(a) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. Intersegment expenses are included within the amounts shown and amortization expense is excluded from the amounts shown.
(b) Segment cost of revenues consists of costs such as direct labor, materials, subcontract costs and indirect costs related to contract performance, adjusted for non-recurring items.
(c) Segment operating expenses consist primarily of compensation and associated costs for sales and corporate marketing, administrative expenses associated with accounting, finance, legal, information systems, leadership development, and other corporate expenses, adjusted for non-recurring items.
(d) Corporate/other profit/(loss) includes amounts related to corporate functions such as administrative costs, professional fees, and other discrete items.

NOTE 23. SUBSEQUENT EVENTS
In January 2025, due to a change in information reviewed by the CODM, the Company realigned its segments by moving the HVAC business from Safety Services to Specialty Services. As a result, beginning in January 2025, HVAC business leadership responsibility and full accountability was transferred to report through the Specialty Services segment and information for the HVAC business is combined with the Specialty Services segment. The CODM began regularly reviewing financial information to allocate resources and assess performance utilizing these reorganized segments in January 2025. Further, as a result of the reallocation of goodwill between reportable segments, the Company will perform an impairment test for the impacted reporting unit pre-realignment and post-realignment, however, as the HVAC business is identified as a separate reporting unit, in all material respects, no impact is expected.
In February 2025, the Company completed its Seventh Amendment to its credit agreement, repricing the 2021 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 25 basis points.

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
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2024.
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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
On June 3, 2024, we completed our acquisition of Elevated Facility Services Group (Elevated); see Note 4 to the Consolidated Financial Statements for more information. We are currently integrating Elevated into our internal control framework and processes and, pursuant to the SEC's guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 does not include Elevated. The operations of Elevated are 7.5% of our consolidated assets and 1.7% of our consolidated revenue as of and for the year ended December 31, 2024, respectively.
Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
KPMG LLP, our independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this annual report on Form 10-K.

2024 Remediation Activities
In its 2023 Item 9A filed on Form 10-K, management identified material weaknesses over user access controls related to an information technology system resulting from insufficient risk assessment and the identification and risk assessment of processes and internal controls in place at certain third-party service organizations. Management, through the below remediation activities, were able to successfully remediate the previously communicated material weaknesses in existence as of December 31, 2023.
The Company performed the following remediation activities in 2024:
•We implemented third-party software designed to identify segregation of duties conflicts based on established roles and responsibilities;
•We conducted an analysis of conflict reports derived by the third-party software and documented mitigation where established controls exist and operate effectively and designed and implemented new controls to mitigate those conflicts where such controls did not previously exist.
•The Company implemented a process to assess and monitor the population of third-party service organizations, and the related attestation reports related to internal controls at those service organizations, that are important to the Company’s internal control over financial reporting.
As a result of the remediation activities completed during 2024, we remediated the prior year material weaknesses.

Changes in Internal Control over Financial Reporting
Management, together with our CEO and CFO, evaluated the changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024.
Other than changes described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended December 31, 2024.
Exchange Act Section 13(r) Disclosure
During the year ended December 31, 2024, specifically, during the third fiscal quarter of 2024, as previously reported on our Form 10-Q filed with the Securities and Exchange Commission on October 31, 2024, Chubb Fire & Security Limited, a United Kingdom subsidiary of the Company (“Chubb U.K.”), engaged in activities that we are required to disclose under Section 13(r) of the Securities Exchange Act of 1934, as amended, as part of the Iran Threat Reduction and Syria Human Rights Act (“ITRA”). Chubb U.K. installs security systems and fire detection equipment and offers inspection services. An internal review has identified that Chubb U.K. provided services at a U.K. office of Bimeh Iran Insurance Co (U.K.) Ltd. (“Bimeh”), a United Kingdom subsidiary of the Iran Insurance Company, which is owned by the Government of Iran. We expect gross revenue and net profit associated with this transaction to be nominal, if any. We do not plan to provide any future equipment or services to Bimeh.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on executive officers required by this item is incorporated by reference from "Executive Officers" in Part I of this Annual Report on Form 10-K. Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed no later than 120 days after December 31, 2024 (the "Definitive Proxy Statement").
The Company's Board of Directors has adopted an insider trading policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item, other than the information regarding our equity plans set forth below required by Item 201(d) of Regulation S-K, will be contained in the Definitive Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about the Company's equity compensation plans under which the Company's equity securities are authorized for issuance as of December 31, 2024.

	As of December 31, 2024
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders
2019 Plan (1)	2,421,212	11,998,287
Total	2,421,212	11,998,287
(1)Included in the total number of securities in column (a) is 2,421,212 time-based restricted stock units, EBITDA performance-based restricted stock units, and market-based performance restricted stock units, which have no exercise price.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this Form 10-K:

(a)(1) Financial Statements – the consolidated financial statements and the reports of the Independent Registered Public Accounting firms are listed on pages 55 through 112.

(a)(2) Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts.

(a)(3) Exhibits including those incorporated by reference – The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-K.

Exhibit Index

			Incorporated by Reference (File No. 001-39275)
Exhibit Number	Description	Form	Exhibit Number	Period Covered or Date of Filing

	Plans of Acquisition
2.1#	Amendment to Stock Purchase Agreement by and between Carrier Global Corporation, Carrier Investments UK Limited, Chubb Limited and APi Group Corporation dated as of January 3, 2022	Form 10-K	2.4	Year ended December 31, 2021

	Organizational Documents
3.1	Certificate of Incorporation of APi Group Corporation	Form S-4 (File No. 333-237553)	3.1	May 1, 2020

3.2	Certificate of Designation of 5.5% Series B Perpetual Convertible Preferred Stock, effective as of January 3, 2021	Form 8-K	3.1	January 3, 2022

3.3	Certificate of Elimination of 5.5% Series B Perpetual Convertible Preferred Stock	Form 8-K	3.1	March 5, 2024

3.4	Bylaws of APi Group Corporation Certificate of Incorporation of APi Group Corporation	Form S-4 (File No. 333-237553)	3.2	May 1, 2020

	Description of Securities and Indentures
4.1*	Description of Capital Stock.

4.2	Indenture, dated as of June 22, 2021, by and among APi Group Corporation, the guarantors party thereto and Computershare Trust Company, N.A.	Form 8-K	4.1	June 22, 2021

4.3	Supplemental Indenture, dated as of April 1, 2022, among APi Group DE, Inc., APi Group Corporation, the guarantors party thereto and Computershare Trust Company, N.A.	Form 8-K	4.2	April 1, 2022

4.4	Form of 4.125% Senior Note due 2029	Form 8-K	4.1	June 22, 2021

4.5	Indenture, dated as of October 21, 2021, between APi Escrow Corp. and Computershare Trust Company, N.A.	Form 8-K	4.1	October 21, 2021

4.6	Supplemental Indenture, dated as of January 3, 2022, among APi DE, the Company, the guaranteeing subsidiaries and Computershare Trust Company, N.A.	Form 8-K	4.2	January 3, 2022

4.7	Form of 4.750% Senior Note due 2029	Form 8-K	4.1	October 21, 2021

	Management Contract or Compensatory Plan or Arrangement

10.1(a)†	APi Group Corporation 2019 Equity Incentive Plan	Form S-8 (File No. 333-238891)	10.1	June 3, 2020

10.1(b)†	Form of Restricted Stock Unit Agreement (Non-Employee Directors) – APi Group Corporation 2019 Equity Incentive Plan	Form S-4 (File No. 333-237553)	10.5	May 1, 2020

10.1(c)†	Form of Restricted Stock Unit Agreement (Employees) – APi Group Corporation 2019 Equity Incentive Plan	Form S-4 (File No. 333-237553)	10.6	May 1, 2020

10.1(d)†	Form of Restricted Stock Unit Agreement (Management – Time-Based Vesting) – APi Group Corporation 2019 Equity Incentive Plan.	Form 10-Q	10.18	Quarter ended March 31, 2021

10.1(e)†	Form of Restricted Stock Unit Agreement (Management – Performance-Based Vesting) – APi Group Corporation 2019 Equity Incentive Plan	Form 10-Q	10.19	Quarter ended March 31, 2021

10.2†	APi Group Corporation 2020 Employee Stock Purchase Plan	Form S-8 (File No. 333-238890)	10.1	June 3, 2020

10.3†	APi Group, Inc. Profit Sharing & 401(k) Plan, as amended	Form S-8 (File No. 333-254675)	10.1	March 25, 2021

10.4(a)†	Executive Employment Agreement, dated as of September 2, 2019, by and among APi Group, Inc., J2 Acquisition Limited and Russell Becker	Form S-4 (File No. 333-237553)	10.1	May 1, 2020

10.4(b)†	Employment Agreement, dated September 1, 2021, by and between APi Group Corporation and Kevin Krumm	Form 8-K	10.2	September 8, 2021

10.4(c)†	Offer Letter, dated January 13, 2022, between APi Group Corporation and Kristina Morton	Form 10-K	10.30	Year ended December 31, 2022

10.4(d)†	Offer Letter, dated June 23, 2022, between APi Group Corporation and Louis Lambert	Form 10-K	10.31	Year ended December 31, 2022

10.5†	Form of Amended and Restated Director and Officer Indemnification Agreement	Form S-4 (File No. 333-237553)	10.7	May 1, 2020

10.6†	Executive Officer Severance Policy	Form 10-K	10.29	Year ended December 31, 2022

10.7†	Form of Option Deeds	Form S-4 (File No. 333-237553)	10.12	May 1, 2020

	Financing and Credit Related Arrangements

10.8(a)	Credit Agreement, dated as of October 1, 2019, by and among APi Group DE, Inc., as borrower, J2 Acquisition Limited, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent	Form S-4 (File No. 333-237553)	10.8	May 1, 2020

10.8(b)	Amendment No. 1 to Credit Agreement, dated as of October 22, 2020, by and among APi Group DE, Inc., as borrower, APi Group Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent	Form 10-Q	10.14	Quarter ended September 30, 2020

10.8(c)	Amendment No. 2 to Credit Agreement, dated December 16, 2021, among APi Group DE, Inc., APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders and letter of credit issuers from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent	Form 8-K	10.1	December 20, 2021

10.8(d)	Amendment No. 3 to Credit Agreement, dated as of May 19, 2023, by and among APi Group DE, Inc., as borrower, APi Group Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent	Form 10-Q	10.24	Quarter ended June 30, 2023

10.8(e)	Amendment No. 4 to Credit Agreement, dated as of October 11, 2023, among APi Group DE, Inc., as borrower, APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent	Form 8-K	10.1	October 13, 2023

10.8(f)	Amendment No. 5 to Credit Agreement, dated as of February 28, 2024, by and among APi Group DE, Inc., as borrower, APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent	Form 8-K	10.2	February 28, 2024

10.8(g)	Amendment No. 6 to Credit Agreement, dated as of May 10, 2024, by and among APi Group DE, Inc., as borrower, APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent	Form 8-K	10.1	May 13, 2024

10.8(h)	Amendment No. 7 to Credit Agreement, dated February 14, 2025, by and among APi Group DE, Inc., as borrower, APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent	Form 8-K	10.1	February 19, 2025

10.9	Pledge and Security Agreement, dated as of October 1, 2019, by and among APi Group DE, Inc., as borrower, J2 Acquisition Limited, the grantors from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent	Form S-4 (File No. 333-237553)	10.9	May 1, 2020

10.10	Securities Purchase Agreement by and among APi Group Corporation, BTO Juno Holdings L.P. and Blackstone Tactical Opportunities Fund – FD L.P. dated as of July 26, 2021	Form 8-K	10.1	July 30, 2021

10.11	Securities Purchase Agreement by and among APi Group Corporation, Viking Global Equities Master Ltd. and Viking Global Equities II LP dated as of July 26, 2021	Form 8-K	10.2	July 30, 2021

10.12	Conversion and Repurchase Agreement, dated February 28, 2024, by and among APi Group Corporation, Juno Lower Holdings L.P., FD Juno Holdings L.P., Viking Global Equities Master Ltd. and Viking Global Equities II LP.	Form 8-K	10.1	February 28, 2024

	Other Agreement

10.13	Registration Rights Agreement, dated March 24, 2020, by and between APi Group Corporation and Viking Global Opportunities Liquid Portfolio Sub-Master LP	Form S-4 (File No. 333-237553)	10.13	May 1, 2020

10.14	Registration Rights Agreement, dated January 3, 2022, by and among APi Group Corporation, Juno Lower Holdings L.P. and FD Juno Holdings L.P.	Form 8-K	10.4	January 3, 2022

10.15	Registration Rights Agreement, dated January 3, 2022, by and among APi Group Corporation, Viking Global Equities Master Ltd. and Viking Global Equities II LP	Form 8-K	10.5	January 3, 2022

10.16	Advisory Services Agreement, dated October 1, 2019, by and between APi Group Corporation and Mariposa Capital, LLC	Form S-4 (File No. 333-237553)	10.10	May 1, 2020

	Other Exhibits

19.1*	Insider Trading Policy, adopted and approved as of December 11, 2024

21.1*	List of subsidiaries of the registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification by Russell Becker, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Glenn David Jackola, Interim Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Russell Becker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Glenn David Jackola, Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures

97.1	APi Group Corporation Executive Officer Clawback Policy	Form 10-K	97.1	Year ended December 31, 2023

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________________
* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan or arrangement.
# The schedules to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a copy of any schedule omitted from the agreements to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

APi Group Corporation
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at beginning of period	Credit loss expense	Write-offs	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2024	$5	$4	$—	$9
Year ended December 31, 2023	3	3	(1)	5

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APi Group Corporation

Date: February 26, 2025	By:	/s/ Russell A. Becker
Russell A. Becker
President and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Russell A. Becker	President and Chief Executive Officer (principal executive officer)	February 26, 2025
Russell A. Becker

/s/ Glenn David Jackola	Interim Chief Financial Officer (principal financial officer)	February 26, 2025
Glenn David Jackola

/s/ Sir Martin E. Franklin	Co-Chairman of the Board	February 26, 2025
Sir Martin E. Franklin

/s/ James E. Lillie	Co-Chairman of the Board	February 26, 2025
James E. Lillie

/s/ Ian G. H. Ashken	Director	February 26, 2025
Ian G. H. Ashken

/s/ Paula D. Loop	Director	February 26, 2025
Paula D. Loop

/s/ Anthony E. Malkin	Director	February 26, 2025
Anthony E. Malkin

/s/ Thomas V. Milroy	Director	February 26, 2025
Thomas V. Milroy

/s/ Cyrus D. Walker	Director	February 26, 2025
Cyrus D. Walker

/s/ Carrie A. Wheeler	Director	February 26, 2025
Carrie A. Wheeler