Form 10-Q
period 2025-03-31
APi Group Corp
filed 2025-05-01
CIK 1796209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 276,839,956 shares of common stock as of April 24, 2025.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APi Group Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$460	$499
Accounts receivable, net of allowances of $8 and $9 at March 31, 2025 and December 31, 2024, respectively	1,356	1,444
Inventories	150	143
Contract assets	485	453
Prepaid expenses and other current assets	135	119
Total current assets	2,586	2,658

Property and equipment, net	372	379
Operating lease right of use assets	270	268
Goodwill	2,940	2,894
Intangible assets, net	1,635	1,660
Deferred tax assets	64	57
Pension and post-retirement assets	119	120
Other assets	112	116
Total assets	$8,098	$8,152

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$4	$4
Accounts payable	450	497
Contingent consideration and compensation liabilities	16	20
Accrued salaries and wages	282	381
Contract liabilities	634	590
Operating and finance leases	91	90
Other accrued liabilities	285	303
Total current liabilities	1,762	1,885

Long-term debt, less current portion	2,750	2,749
Pension and post-retirement obligations	50	48
Contingent consideration and compensation liabilities	21	22
Operating and finance leases	192	192
Deferred tax liabilities	207	198
Other noncurrent liabilities	134	105
Total liabilities	5,116	5,199

Commitments and contingencies (Note 14)

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 500,000,000 authorized shares; 276,839,956 shares and 274,778,327 shares issued at March 31, 2025 and December 31, 2024, respectively (excluding 7,944,104 shares declared for stock dividend at December 31, 2024)	—	—
Additional paid-in capital	3,252	3,305
Retained earnings	250	215
Accumulated other comprehensive loss	(520)	(567)
Total shareholders’ equity	2,982	2,953
Total liabilities and shareholders’ equity	$8,098	$8,152

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net revenues	$1,719	$1,601
Cost of revenues	1,177	1,109
Gross profit	542	492
Selling, general, and administrative expenses	458	392
Operating income	84	100
Interest expense, net	38	34
Investment expense and other, net	—	3
Other expense, net	38	37
Income before income taxes	46	63
Income tax provision	11	18
Net income	$35	$45
Net income (loss) attributable to common shareholders:
Less income allocable to Series A Preferred Stock	$(4)	$—
Stock dividend on Series B Preferred Stock	—	(7)
Conversion of Series B Preferred Stock	—	(372)
Net income (loss) attributable to common shareholders	$31	$(334)
Net income (loss) per common share:
Basic	$0.11	$(1.34)
Diluted	0.11	(1.34)
Weighted average shares outstanding:
Basic	277	250
Diluted	278	250
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net income	$35	$45
Other comprehensive income:
Fair value change - derivatives, net of tax benefit (expense) of $4, and $(5), respectively	(12)	13
Foreign currency translation adjustment	59	(42)
Comprehensive income	$82	$16
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	4,000,000	$—	274,778,327	$—	$3,305	$215	$(567)	$2,953
Net income	—	—	—	—	—	35	—	35
Fair value change - derivatives	—	—	—	—	—	—	(12)	(12)
Foreign currency translation adjustment	—	—	—	—	—	—	59	59
Series A Preferred Stock dividend	—	—	2,543,662	—	—	—	—	—
Share repurchases	—	—	(2,063,715)	—	(75)	—	—	(75)
Profit sharing plan contributions	—	—	618,989	—	24	—	—	24
Share-based compensation and other, net	—	—	962,693	—	(2)	—	—	(2)
Balance, March 31, 2025	4,000,000	$—	276,839,956	$—	$3,252	$250	$(520)	$2,982

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	4,000,000	$—	235,575,316	$—	$2,572	$(11)	$(490)	$2,071
Net income	—	—	—	—	—	45	—	45
Fair value change - derivatives	—	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	—	—	(42)	(42)
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Series A Preferred Stock dividend	—	—	7,944,104	—	—	—	—	—
Series B Preferred Stock dividend	—	—	620,240	—	7	(7)	—	—
Conversion of Series B Preferred Stock, net	—	—	16,260,163	—	214	(17)	—	197
Profit sharing plan contributions	—	—	510,319	—	18	—	—	18
Share-based compensation and other, net	—	—	726,809	—	3	—	—	3
Balance, March 31, 2024	4,000,000	$—	261,636,951	$—	$2,814	$10	$(523)	$2,301

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$35	$45
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20	19
Amortization	60	50
Restructuring charges, net of cash paid	(6)	(8)
Share-based compensation expense	10	8
Profit-sharing expense	9	6
Non-cash lease expense	28	26
Net periodic pension cost	6	4
Other, net	1	(13)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	100	128
Contract assets	(31)	(26)
Inventories	(4)	—
Prepaid expenses and other current assets	(15)	(7)
Accounts payable	(58)	(86)
Accrued liabilities and income taxes payable	(95)	(128)
Contract liabilities	38	19
Other assets and liabilities	(36)	(30)
Net cash provided by operating activities	62	7
Cash flows from investing activities:
Acquisitions, net of cash acquired	(6)	(23)
Purchases of property and equipment	(12)	(22)
Proceeds from sales of property and equipment	4	23
Net cash used in investing activities	(14)	(22)
Cash flows from financing activities:
Net short-term debt	—	100
Proceeds from long-term borrowings	—	300
Payments on long-term borrowings	(2)	(2)
Repurchases of common stock	(75)	—
Conversion of Series B Preferred Stock	—	(600)
Payments of acquisition-related consideration	(2)	—
Restricted shares tendered for taxes	(19)	(11)
Net cash used in financing activities	(98)	(213)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	10	(4)
Net decrease in cash, cash equivalents, and restricted cash	(40)	(232)
Cash, cash equivalents, and restricted cash, beginning of period	501	480
Cash, cash equivalents, and restricted cash, end of period	$461	$248
Supplemental cash flow disclosures:
Cash paid for interest, net of interest income	$35	$36
Cash paid for income taxes, net of refunds	23	35
Accrued consideration issued in business combinations	2	5
Shares of common stock issued to profit sharing plan	24	18
Shares of common stock issued for conversion of Series B Preferred Stock	—	569
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
Principles of consolidation
The accompanying interim unaudited condensed consolidated financial statements (the “Interim Statements”) include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These Interim Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The condensed consolidated balance sheets as of December 31, 2024 were derived from audited financial statements for the year then ended but do not include all of the information and footnotes required by GAAP with respect to annual financial statements. In the opinion of management, the Interim Statements include all adjustments (including normal recurring accruals) necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the dates and periods presented. It is recommended that these Interim Statements be read in conjunction with the Company’s audited annual consolidated financial statements and accompanying footnotes thereto for the year ended December 31, 2024. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Restricted cash is reported as other current assets in the condensed consolidated balance sheets. Restricted cash reflects collateral against certain bank guarantees.
Investments
The Company holds investments in joint ventures, the majority of which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company exercises control over one joint venture that is consolidated into the Company's financial statements and the results for that joint venture for the three months ended March 31, 2025 and 2024 were immaterial. The Company’s share of earnings from the non-consolidated joint ventures was $3 and $2 during the three months ended March 31, 2025 and 2024, respectively. The earnings are recorded within investment expense and other, net in the condensed consolidated statements of operations. The investment balances were $1 and $4 as of March 31, 2025 and December 31, 2024, respectively, and are recorded within other assets in the condensed consolidated balance sheets.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
The Company has not adopted any additional accounting pronouncements since the 2024 audited consolidated financial statements. See the Company's Form 10-K filed on February 26, 2025 for information pertaining to the effects of recently adopted and other recent accounting pronouncements.
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
2025 Acquisitions
During three months ended March 31, 2025, the Company completed one immaterial acquisition for consideration transferred of $8, made up of cash paid at closing of $6 and accrued consideration of $2. The results of operations of this acquisition are included in the Company's condensed consolidated statements of operations from the date of acquisition and were not material.
2024 Acquisitions
Elevated acquisition
On June 3, 2024, the Company completed its acquisition of 100% of the equity interests of Elevated Facility Services Group ("Elevated"). Elevated is a premier provider of contractually based services for all major brands of elevator and escalator equipment. Elevated is headquartered in Florida and serves customers in over 18 states. The results of the Elevated business are reported in the condensed consolidated financial statements of the Company from the date of acquisition within the Company's Safety Services segment.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the Elevated acquisition:

Cash paid at closing	$572
Cash deposited into escrow	6
Total net consideration	$578

Cash and cash equivalents	$7
Accounts receivable	29
Contract assets	14
Other current assets	7
Property and equipment	4
Operating lease right-of-use assets	2
Intangible assets	222
Goodwill	398
Accounts payable	(12)
Contract liabilities	(15)
Other accrued liabilities	(15)
Current and noncurrent operating and finance lease liabilities	(3)
Deferred tax liabilities	(54)
Other noncurrent liabilities	(6)
Net assets acquired	$578

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
During 2024, the Company completed nine individually immaterial acquisitions for aggregate consideration transferred of $76, made up of cash paid at closing of $63 and accrued consideration of $13.
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

	Acquisition A24	Acquisition B24	Acquisition C24	Other 2024 acquisitions
Cash paid at closing	$24	$99	$26	$63
Cash deposited into escrow	—	2	—	—
Accrued consideration	9	—	7	13
Total net consideration	$33	$101	$33	$76

Cash and cash equivalents	$6	$—	$2	$1
Accounts receivable	15	19	10	1
Contract assets	—	2	—	—
Other current assets	2	3	1	—
Property and equipment	3	3	—	3
Intangible assets	8	45	10	34
Goodwill	9	44	18	42
Accounts payable	(2)	(4)	(2)	—
Other accrued liabilities	(3)	(8)	(3)	—
Contract liabilities	(5)	(1)	—	(2)
Deferred tax liabilities	—	(2)	(3)	(3)
Net assets acquired	$33	$101	$33	$76
For the three months ended March 31, 2025, net revenues and operating income from the Company's material acquisitions that closed over the previous twelve months was $98 and $1, respectively.
Accrued consideration
The Company’s acquisition purchase agreements typically include deferred payment provisions, often to sellers who become employees of the Company or its subsidiaries. The provisions are made up of three general types of arrangements, contingent compensation, contingent consideration (both of which are contingent on the future performance of the acquired entity), and deferred payments related to indemnities. Contingent compensation arrangements are typically contingent on the former owner’s future employment with the Company and the related amounts are recognized over the required employment period, which is typically one to four years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition and are paid over a period of one to four years. The liability for deferred payments is recognized at the date of acquisition based on the Company’s best estimate and is typically payable over a period of one to four years. Deferred payments are not contingent on any future performance or employment obligations and can be offset for working capital true-ups, and representations and warranty items.
The total contingent compensation arrangement liability was $1 and $0 as of March 31, 2025 and December 31, 2024, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $2 and $2, inclusive of the $1 and $0, accrued as of March 31, 2025 and December 31, 2024, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.
The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 7 – "Fair Value of Financial Instruments."
The total liability for deferred payments was $24 and $28 as of March 31, 2025 and December 31, 2024, respectively, and is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented.

NOTE 4. RESTRUCTURING
During 2022, the Company announced its multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs through fiscal year 2025.
During the three months ended March 31, 2025, the Company incurred no pre-tax restructuring costs within the Safety Services segment in connection with the Chubb restructuring program. Since the Chubb acquisition, the Company has incurred aggregate restructuring costs of $79. As of March 31, 2025, the Company had $11 in restructuring liabilities recorded in other accrued liabilities on the condensed consolidated balance sheets for this plan. In addition, the Company has incurred $2 of related costs during the three months ended March 31, 2025, which include lease impairment charges, asset write-downs, and consulting fees.
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
The following tables summarize the Company's restructuring liabilities for the three months ended March 31, 2025 and 2024:

December 31, 2024	$15
Payments	(4)
March 31, 2025	$11
In addition to the costs noted above, the Company incurred asset write-down costs of $0 and incurred program related costs of $2 for the three months ended March 31, 2025.

December 31, 2023	$32
Charges	1
Payments	(8)
Currency translation adjustment	(1)
March 31, 2024	$24
In addition to the costs noted above, the Company incurred asset write-down costs of $0 and incurred program related costs of $4 for the three months ended March 31, 2024.
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
The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing, and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the three months ended March 31, 2025 and 2024. During 2025, in conjunction with the movement of the Heating, Ventilation, and Air Conditioning ("HVAC") business from the Safety Services segment to the Specialty Services segment, the Company reassessed the categories by which it disaggregates net revenues. The Company determined the nature, timing, and uncertainty of the cash flows of the HVAC business are consistent with the cash flows of the Specialty Contracting businesses. Additionally, the Company determined the nature, timing, and uncertainty of the cash flows of a distribution business previously included within Specialty Contracting are more consistent with the cash flows of the Fabrication business. As such, prior period amounts in this table have been recast to reflect the current period presentation. See Note 17 – “Segment Information” for additional information. Disaggregated net revenues information is as follows:

	Three Months Ended March 31, 2025
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,267	$—	$1,267
Infrastructure/Utility	—	185	185
Fabrication and Distribution	—	70	70
Specialty Contracting	—	198	198
Corporate and Eliminations	—	—	(1)
Net revenues	$1,267	$453	$1,719

	Three Months Ended March 31, 2024
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,117	$—	$1,117
Infrastructure/Utility	—	205	205
Fabrication and Distribution	—	61	61
Specialty Contracting	—	220	220
Corporate and Eliminations	—	—	(2)
Net revenues	$1,117	$486	$1,601

	Three Months Ended March 31, 2025
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$627	$453	$(1)	$1,079
France	161	—	—	161
Other	479	—	—	479
Net revenues	$1,267	$453	$(1)	$1,719

	Three Months Ended March 31, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$483	$481	$(2)	$962
France	162	—	—	162
Other	472	5	—	477
Net revenues	$1,117	$486	$(2)	$1,601
For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at March 31, 2025 was $3,224. The Company expects to recognize revenue on approximately 86% of the remaining performance obligations over the next twelve months.

Contract assets and liabilities
Contract assets and contract liabilities are classified as current in the condensed consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets, and contract liabilities from contracts with customers as of March 31, 2025 and December 31, 2024 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at March 31, 2025	$1,356	$485	$634
Balance at December 31, 2024	1,444	453	590
The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At March 31, 2025 and December 31, 2024, retentions receivable were $169 and $160, respectively, while the portions that may not be received within one year were $40 and $38, respectively.
NOTE 6. GOODWILL AND INTANGIBLES
Goodwill
The following table provides disclosure of goodwill by segment as of March 31, 2025 and December 31, 2024. During 2025, the Company moved the HVAC business from the Safety Services segment to the Specialty Services segment, and segment-related amounts have been recast to reflect this adjustment as of the beginning of the period presented. As a result of the reallocation of goodwill between reportable segments, the Company performed an impairment test for the impacted reporting unit pre-realignment and post-realignment and there was no impairment to be recorded. See Note 17 – “Segment Information” for additional information. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2025 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2024	$2,661	$233	$2,894
Acquisitions	5	—	5
Foreign currency translation and other, net (1)	41	—	41
Goodwill as of March 31, 2025	$2,707	$233	$2,940
(1)    Other includes immaterial measurement period adjustments recorded during the three months ended March 31, 2025 related to acquisitions for which the measurement period was open during the three months ended March 31, 2025 (see Note 3 – "Business Combinations").
Intangibles
The Company’s identifiable intangible assets are comprised of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	1.1	$172	$(162)	$10
Customer relationships	8.9	1,785	(720)	1,065
Trade names and trademarks	10.7	758	(198)	560
Total		$2,715	$(1,080)	$1,635

	December 31, 2024
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	1.3	$171	$(158)	$13
Customer relationships	9.0	1,753	(672)	1,081
Trade names and trademarks	11.1	748	(182)	566
Total		$2,672	$(1,012)	$1,660
Amortization expense recognized on identifiable intangible assets is as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$3	$—
Selling, general, and administrative expenses	57	50
Total intangible asset amortization expense	$60	$50
NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements at March 31, 2025
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges –
Interest rate swaps	$—	$11	$—	$11
Cross currency contracts	—	12	—	12
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross currency contracts	—	37	—	37
Net investment hedges – cross currency contracts	—	23	—	23
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	1	—	1
Total	$—	$84	$—	$84

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	(1)	—	(1)
Contingent consideration obligations	—	—	(12)	(12)
Total	$—	$(1)	$(12)	$(13)

	Fair Value Measurements at December 31, 2024
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges –
Interest rate swaps	$—	$25	$—	$25
Cross currency contracts	—	14	—	14
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross currency contracts	—	54	—	54
Net investment hedges – cross currency contracts	—	28	—	28
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Total	$—	$121	$—	$121

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(13)	(13)
Total	$—	$—	$(13)	$(13)
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
The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Three Months Ended March 31, 2025
Balance as of December 31, 2024	$13
Issuances	—
Settlements	(1)
Balance as of March 31, 2025	$12
Number of open contingent consideration arrangements at the end of the period	8
Maximum potential payout at the end of the period	$12
At March 31, 2025, the remaining open contingent consideration arrangements are set to expire at various dates through 2026. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three months ended March 31, 2025.
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

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Term Loan	2,157	2,146	2,157	2,155
4.125% Senior Notes	337	313	337	305
4.750% Senior Notes	277	261	277	259
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
Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements do not call for collateral and no cash collateral had been received or pledged related to the underlying derivatives as of March 31, 2025.

The following table presents the fair value of derivative instruments:

	March 31, 2025			December 31, 2024
	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent liabilities	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,840	$11	$—	$1,840	$25	$—
Cross currency contracts	120	12	—	120	14	—
Foreign currency forward contracts	18	—	—	—	—	—
Fair value hedges:
Cross currency contracts	689	37	—	737	54	—
Net investment hedges:
Cross currency contracts	230	23	—	230	28	—
Total derivatives designated as hedging instruments	2,897	83	—	2,927	121	—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	109	2	1	77	—	—
Total derivatives	$3,006	$85	$1	$3,004	$121	$—
The following table presents the after tax effect of derivatives on the condensed consolidated statements of operations:

		Amount of income (expense) recognized in income
Derivatives	Location of income (expense) recognized in the condensed consolidated statements of operations	Three Months Ended March 31,
		2025	2024
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$2	$9
Cross currency contracts	Investment expense and other, net	(5)	2
Cross currency contracts	Interest expense, net	1	1
Foreign currency forward contracts	Investment expense and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment expense and other, net	(17)	12
Cross currency contracts	Interest expense, net	(1)	1
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	1	1
Not designated as hedging instruments:
Foreign currency forward contracts	Investment expense and other, net	—	—
Currency Effects
The income (expense) from derivatives designed to offset foreign currency exposure and recorded in investment expense and other, net were offset by foreign currency transaction gains and losses resulting in a net gain (loss) $0 for each of the three-month periods ended March 31, 2025 and 2024.

The following table presents the effect of cash flow and fair value hedge accounting on accumulated other comprehensive income (loss) ("AOCI"):

	Amount of gain (loss) recognized in other comprehensive income		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivatives	2025	2024		2025	2024
Cash flow hedging relationships:
Interest rate swaps	$(11)	$11	Interest expense, net	$—	$4
Cross currency contracts	2	(1)	Investment expense and other, net	(5)	2
Forward currency forward contracts	—	—	Investment expense and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	—	—	Investment expense and other, net	(13)	13
			Interest expense, net	(2)	—
Net investment hedging relationships:
Cross currency contracts	(3)	2	Interest expense, net	(1)	(1)
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
During 2022, the Company terminated the previously outstanding $720 notional amount interest rate swap with a maturity date in October 2024 ("2024 Interest Rate Swap"). The present value as of the date of termination of the 2024 Interest Rate Swap is recorded in AOCI on the condensed consolidated balance sheets. The fair value previously recognized in AOCI related to interest rate movements of the 2024 Interest Rate Swap was amortized to interest expense on a straight-line basis through October 2024. As of March 31, 2025, no unrealized pre-tax gains remained in AOCI.
The Company has an aggregate $720 notional amount interest rate swap ("2026 Interest Rate Swap") and aggregate $400 notional swaps ("2028 Interest Rate Swap"), each amended on May 19, 2023 in connection with the transition to the Secured Overnight Financing Rate ("SOFR"). Refer to Note 10 – "Debt" for additional information. The 2026 Interest Rate Swap exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.59% over the term of the agreement, which matures in October 2026. The 2028 Interest Rate Swap exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.41% over the term of the agreements, which mature in January 2028.
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
As of March 31, 2025, the Company had $1,840 notional amount outstanding in the 2026 Interest Rate Swap, the 2028 Interest Rate Swap, and the 2029 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (SOFR) payments for its SOFR based term loan of $2,157. As of

March 31, 2025, the weighted average fixed rate of interest on these swaps was approximately 3.52%. Variations in the assets and liability balances are primarily driven by changes in the applicable forward yield curves related to SOFR.
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
Fair value hedges
The Company has certain intercompany loans subject to changes in foreign currency exchange rates. In 2024, to hedge these exposures, the Company entered into a cross-currency swap maturing June 2029 and designated as a fair value hedge with gross notional U.S. dollar equivalent of $16 in AUD. In 2022, the Company entered into three cross-currency swaps with maturity dates of January 2027 and are designated as fair value hedges with gross notional U.S. dollar equivalents of $271, $241, and $209 in GBP, CAD, and EUR, respectively.
During the three months ended March 31, 2025, the Company amended its cross-currency swap designated as a fair value hedge and having an initial gross notional U.S. dollar equivalent of $241 in CAD. The Company terminated $61 CAD notional amount and dedesignated the terminated amount. As a result, the Company reclassified a portion of losses totaling $2 from AOCI to interest expense, net in its condensed consolidated statements of operations.
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
Foreign currency contracts
The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on confirmed foreign currency transactions, including inventory purchases and intercompany charges and other payments. These forward contracts are undesignated for hedge accounting purposes. The changes in fair value of these contracts are recorded in investment expense and other, net.
NOTE 9. PROPERTY AND EQUIPMENT, NET
The components of property and equipment as of March 31, 2025 and December 31, 2024 are as follows:

	Estimated Useful Lives (In Years)	March 31, 2025	December 31, 2024
Land	N/A	$21	$21
Building	39	100	100
Machinery, equipment, and office equipment	1-20	384	372
Autos and trucks	4-10	121	113
Leasehold improvements	1-15	51	47
Total cost		677	653
Accumulated depreciation		(305)	(274)
Property and equipment, net		$372	$379
Depreciation expense related to property and equipment, including finance leases, was $20 and $19 during the three months ended March 31, 2025 and 2024, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the condensed consolidated statements of operations.
NOTE 10. DEBT
Debt obligations consist of the following:

	Maturity Date	March 31, 2025	December 31, 2024
Term loan facility
2021 Term Loan	January 3, 2029	2,157	2,157
Revolving Credit Facility	January 3, 2027	—	—
Senior notes
4.125% Senior Notes	July 15, 2029	337	337
4.750% Senior Notes	October 15, 2029	277	277
Other obligations		5	5
Total debt obligations		2,776	2,776
Less: unamortized deferred financing costs		(22)	(23)
Total debt, net of deferred financing costs		2,754	2,753
Less: short-term and current portion of long-term debt		(4)	(4)
Long-term debt, less current portion		$2,750	$2,749
Term loan facility
As of March 31, 2025, the Company had $2,157 of principal outstanding under the incremental term loan (the "2021 Term Loan") with a maturity date of January 3, 2029. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 0.75% or (2) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.75%.
The interest rate applicable to borrowings under the $500 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 1.25%, or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a CSA.
As of March 31, 2025 and December 31, 2024, the Company had no amounts outstanding under the Revolving Credit Facility, and $494 was available at March 31, 2025 and December 31, 2024, after giving effect to $6 of outstanding letters of credit.
During the first quarter of 2025, the Company completed its Seventh Amendment to its credit agreement, repricing the 2021 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 25 basis points.
During 2024, the Company completed its Sixth Amendment to its credit agreement, refinancing the 2021 Term Loan through an upsizing and repricing and repaying the 2019 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 50 basis points and removed the credit spread adjustment ("CSA"). As part of the transaction, the Company incurred approximately $550 of incremental principal on the 2021 Term Loan. The proceeds were used to repay the remaining $330 of the 2019 Term Loan, repay $100 of the Revolving Credit Facility outstanding, and for general corporate purposes, including to partially fund the Elevated acquisition.
During 2024, the Company completed its Fifth Amendment to its credit agreement, upsizing its 2021 Term Loan by an aggregate principal amount equal to $300. The loan proceeds were directed as consideration for a portion of the purchase price for the Series B Preferred Stock Conversion. For additional information regarding the Series B Preferred Stock Conversion, see Note 15 – "Shareholders' Equity and Redeemable Convertible Preferred Stock."
As of March 31, 2025 and December 31, 2024, the Company was in compliance with all applicable debt covenants.
Swap activity
As of March 31, 2025, the Company had the 2026 Interest Rate Swap with $720 of notional value, exchanging one-month SOFR for a fixed rate of 3.59% per annum and the 2028 Interest Rate Swap with aggregate $400 notional value, exchanging one-month SOFR for a rate of 3.41%. Accordingly, the Company's fixed interest rate per annum on the first swapped $400 notional value of the term loans is 5.16% and the second swapped $720 notional value of the term loans is 5.34% through their maturity. The remaining $1,037 of the term loan balance will bear interest based on one-month SOFR plus 175 basis points, and the rate will fluctuate as SOFR fluctuates. During 2024, the Company entered into a $720 notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. Refer to Note 8 – "Derivatives" for additional information.
Senior notes
4.125% Senior Notes
During 2022, the Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (the “4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The balance as of March 31, 2025 was $337.
4.750% Senior Notes
During 2022, the Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes") issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries. The balance as of March 31, 2025 was $277.
The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of March 31, 2025, and December 31, 2024.

Other obligations
As of March 31, 2025 and December 31, 2024, the Company had $5 and $5 in notes outstanding, respectively, for working capital purposes and the acquisition of equipment and vehicles.
NOTE 11. INCOME TAXES
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, and discrete items. The Company’s effective tax rate was 23.4% and 28.0% for the three months ended March 31, 2025, and 2024, respectively. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the three months ended March 31, 2025 and 2024 is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.
As of March 31, 2025, the Company’s deferred tax assets included a valuation allowance of $94 primarily related to certain net operating loss, capital loss, and tax credit carryforwards of the Company’s foreign subsidiaries. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.
As of March 31, 2025, the Company had gross federal, state, and foreign net operating loss carryforwards of approximately $1, $21, and $95, respectively. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2029. The foreign net operating losses have carryback periods of three years, carryforward periods of twenty years, or are indefinite, and begin to expire in 2025.
The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities in the condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated statements of operations. As of March 31, 2025, and December 31, 2024, the total gross unrecognized tax benefits were $10 and $9, respectively. The Company accrued gross interest and penalties as of March 31, 2025 and December 31, 2024 of $4 and $3, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized net interest expense of less than $1 for both periods.
If all of the Company’s unrecognized tax benefits as of March 31, 2025 were recognized, $13 would impact the Company’s effective tax rate. The Company expects $1 of unrecognized tax benefits to expire in the next twelve months due to lapses in the statute of limitations.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. As of March 31, 2025, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2015. There are various other audits in state and foreign jurisdictions.
NOTE 12. EMPLOYEE BENEFIT PLANS
Defined benefit pension plans
The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants and frozen for accrual of future service.
The components of the net periodic pension cost for the defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2025	2024
Service cost	$1	$1
Interest cost	16	15
Expected return on plan assets	(17)	(15)
Amortization of actuarial losses	5	5
Net periodic pension cost	$5	$6

Multiemployer pension plans
Certain subsidiaries of the Company contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within cost of revenues on the condensed consolidated statements of operations. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time and the plans in which they participate vary depending upon the location, the number of ongoing projects, and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $21 and $19 during the three months ended March 31, 2025 and 2024, respectively.
Profit sharing plans
The Company has a trustee-administered profit-sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors, which may be settled in shares of the Company's common stock or in cash. In connection with these plans, the Company recognized $9 and $6 in expense for shares distributed to eligible employees during the three months ended March 31, 2025 and 2024, respectively.
Employee stock purchase plan
Most of the Company’s employees in the U.S. and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. The Company recognized $2 and $1 of expense during the three months ended March 31, 2025 and 2024, respectively.
NOTE 13. RELATED-PARTY TRANSACTIONS
The Company incurred advisory fees of $1 during both the three months ended March 31, 2025 and 2024, in each case payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors. In addition, dividends for Series A Preferred Stock declared as of December 31, 2024 and December 31, 2023 were settled in 2,543,662 shares and 7,944,104 shares, respectively, issued during January 2025 and January 2024, respectively. The shares were issued to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company's Board of Directors.
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
During the three months ended March 31, 2024, the Company executed an agreement with the Viking Purchasers which allowed the exercise of their right to convert all of their Series B Preferred Stock into common stock. For additional information regarding the Series B Preferred Stock Conversion, see Note 15 – "Shareholders' Equity and Redeemable Convertible Preferred Stock."
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
Environmental obligations
The Company's operations are subject to environmental regulation by various authorities. The Company has accrued for the costs of environmental remediation activities, including but not limited to investigatory, remediation, operating and maintenance costs, and performance guarantees, and periodically reassesses these amounts. Management believes that the likelihood of incurring losses materially in excess of the amounts accrued is remote.
The outstanding liability for these obligations of $15 and $15 was included in other noncurrent liabilities as of March 31, 2025 and December 31, 2024, respectively.
NOTE 15. SHAREHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
Shareholders' equity
Series A Preferred Stock
The Company had 4,000,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2025 ("Series A Preferred Stock"). The Series A Preferred Stock will be automatically converted into shares of common stock on a one-for-one basis on December 31, 2026.
Stock Repurchases
During 2024, the Company's Board of Directors authorized a stock repurchase program ("SRP") to purchase up to an aggregate of $1,000 of shares of the Company's common stock. This stock repurchase program is indefinite, unless otherwise modified or terminated by the Board of Directors at any time in its sole discretion. The SRP authorizes open market, private, and accelerated share repurchase transactions. During the three months ended March 31, 2025 and 2024, the Company repurchased 2,063,715 and 16,260,160 shares of common stock for approximately $75 and $600, respectively. As of March 31, 2025, the Company had approximately $325 of authorized repurchases remaining under the SRP.

Redeemable Convertible Preferred Stock
Series B Preferred Stock
During 2022, the Company authorized, issued, and sold, for an aggregate purchase price of $800, 800,000 shares of the Company’s 5.5% Series B Preferred Stock, par value $0.0001 per share.
During three months ended March 31, 2024, the Company entered into a Conversion and Repurchase Agreement with Juno Lower Holdings L.P. ("Juno Lower Holdings"), FD Juno Holdings L.P. ("FD Juno Holdings", and together with Juno Lower Holdings, "Blackstone"), Viking Global Equities Master Ltd. ("VGEM") and Viking Global Equities II L.P. (VGE II, and collectively with VGEM, "Viking" and collectively with the Blackstone, the "Series B Holders") pursuant to which Blackstone and Viking agreed to convert all of the outstanding shares of the Series B Preferred Stock that they hold, which represents all of the Series B Preferred Stock outstanding. The transactions contemplated by the agreement (the "Series B Preferred Stock Conversion") were also consummated on February 28, 2024.

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
Dividends
Following the Series B Preferred Stock Conversion there are no Series B Preferred Shares issued or outstanding and the former holders of Series B Preferred Stock are no longer entitled to receive cumulative dividends. The Company declared a pro rata Series B Preferred Stock dividend of $7, or 283,196 shares of common stock, during three months ended March 31,

2024 for the Series B Preferred Stock outstanding through February 28, 2024. The Company declared a Series B Preferred Stock dividend of $11 or 337,044 shares of common stock in December 2023 and issued the shares in January 2024.
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

	Three Months Ended March 31,
	2025	2024
Basic earnings per common share:
Net income	$35	$45
Less income allocable to Series A Preferred Stock	(4)	—
Less stock dividend attributable to Series B Preferred Stock	—	(7)
Less conversion of Series B Preferred Stock	—	(372)
Net income (loss) attributable to common shareholders	$31	$(334)

Weighted average shares outstanding - basic	277,233,887	249,744,275
Income (loss) per common share - basic	$0.11	$(1.34)

Diluted earnings per common share:
Net income	$35	$45
Less income allocable to Series A Preferred Stock	(4)	—
Less stock dividend attributable to Series B Preferred Stock	—	(7)
Less conversion of Series B Preferred Stock	—	(372)
Net income (loss) attributable to common shareholders - diluted	$31	$(334)

Weighted average shares outstanding - basic	277,233,887	249,744,275
Dilutive securities: (1)
Restricted stock units, warrants, and stock options	1,043,167	—
Weighted average shares outstanding - diluted	278,277,054	249,744,275
Income (loss) per common share - diluted	$0.11	$(1.34)
(1)The following items were excluded from the calculation of diluted shares as their inclusion would be anti-dilutive:
a.For all periods presented, 4,000,000 shares of Series A Preferred Stock, which are convertible to the same number of common shares.
b.For the three months ended March 31, 2024, the year-to-date impact of 125,000 stock options to purchase the same number of common shares.
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
The Safety Services segment focuses on end-to-end integrated occupancy systems (fire protection services, elevator and escalator, and entry systems), including the design, installation, inspection and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial, and special-hazard settings in over 20 countries.
The Specialty Services segment provides a variety of infrastructure services and specialized industrial plant services, which includes maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer, and telecommunications infrastructure, as well as HVAC services. This segment's services include engineering and design, fabrication, installation, maintenance service and repair, retrofitting and upgrading, pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance to customers within the energy industry. Customers within this segment vary from private and public utilities, communications, healthcare, education, transportation, manufacturing, industrial plants, and governmental agencies throughout North America.
In January 2025, due to a change in the way the businesses are managed, the Company realigned its segments by moving the HVAC business from Safety Services to Specialty Services. As a result, information for the HVAC business is combined with the Specialty Services segment within the information reviewed by the CODM. The CODM began regularly reviewing financial information to allocate resources and assess performance utilizing these reorganized segments in January 2025. As such, all segment-related prior period amounts in these financial statements have been recast to reflect this change as of the beginning of the earliest period presented.
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

Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of segment earnings to income before income taxes:

	Three Months Ended March 31, 2025
	Safety Services	Specialty Services	Total
Revenues from external customers	$1,267	$452	$1,719
Intersegment revenues	—	1	1
Net revenues	1,267	453	1,720

Reconciliation of revenue:
Elimination of intersegment revenues			(1)
Total consolidated revenues			$1,719

Less: (a)
Segment cost of revenues(b)	798	377
Segment operating expenses (c)	278	62
Plus:
Segment other income/expense	—	4
Depreciation	8	11
Segment earnings	$199	$29	$228

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(35)
Interest income/(expense)			(38)
Depreciation			(20)
Amortization			(60)
Contingent consideration and compensation			(1)
Non-service pension cost			(4)
Systems and business enablement			(12)
Business process transformation expenses			(4)
Acquisition related expenses			(3)
Restructuring program related costs			(3)
Other			(2)
Income before income taxes			$46

Asset information:
Total assets	$6,320	$1,279	$7,599
Capital expenditures	5	6	11
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

	Three Months Ended March 31, 2024
	Safety Services	Specialty Services	Total
Revenues from external customers	$1,117	$484	$1,601
Intersegment revenues	—	2	2
Net revenues	$1,117	$486	$1,603

Reconciliation of revenue:
Elimination of intersegment revenues			(2)
Total consolidated revenues			$1,601

Less: (a)
Segment cost of revenues (b)	713	397
Segment operating expenses (c)	244	60
Plus:
Segment other income/expense	(2)	2
Depreciation	7	12
Segment earnings	$165	$43	$208

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(33)
Interest income/(expense)			(34)
Depreciation			(19)
Amortization			(50)
Contingent consideration and compensation			(2)
Non-service pension cost			(4)
Systems and business enablement			—
Business process transformation expenses			(6)
Acquisition related expenses			(1)
Restructuring program related costs			(5)
Other			9
Income before income taxes			$63

Asset information:
Total assets	$5,460	$1,321	$6,781
Capital expenditures	5	10	15
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

NOTE 18. SUBSEQUENT EVENTS

In April 2025, the Company announced that its Board of Directors has authorized a new share repurchase program to purchase up to $1,000 of shares of the Company’s common stock. The timing, amount and manner of any repurchases under the new repurchase program will be determined at the discretion of the Company’s leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for the Company’s common stock. The share repurchase program is open-ended and does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by the Company at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and the Company may enter into Rule 10b5-1 trading plans in connection with such repurchases. This new authorization replaces the Company’s previous share repurchase authorization announced in February of last year.

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
These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report and in our Annual Report on Form 10-K, filed on February 26, 2025, including those described under “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in such Form 10-K, and other filings we make with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the following:
•we operate in international markets, which subjects us to economic, political, and other risks;
•we may not implement our new enterprise resource planning systems successfully, on time and on budget;
•improperly managed projects or project delays may result in additional costs on claims against us;
•we are a decentralized company and place significant decision-making authority with our subsidiaries’ management, supported by certain integrated policies and processes;
•as part of our business strategy, we rely on our ability to successfully acquire other businesses, and integrate acquired businesses into our operations, and our inability to do so could adversely affect our business and results of operations;
•higher interest rates increase the interest costs on our credit facilities and on our other floating rate indebtedness and could impact adversely our ability to refinance existing indebtedness or to sell assets;
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
•any shortfalls in our operation and maintenance of effective controls over financial reporting creates certain risks;
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
•we may not accurately estimate the costs associated with services provided under fixed price contracts;
•a portion of our contracts allocate the risks of price increases, or reductions in the supply, of the materials we use in our business to us;
•our contracts portfolio contains many highly-regulated government contracts and guaranties of subsidiary contracts, which present elevated risks in the event of contract breach, as well as elevated risks in the event of changes in spending or budgetary priorities, or delays in contract awards;
•our contracts portfolio is primarily comprised of contracts with durations of less than six months, many of which are subject to reduction or cancellation, which present risks that turn on our ability to maintain a stable pipeline of projects;
•we maintain a workforce based upon current and anticipated workloads. We could incur significant costs and reduced profitability from underutilization of our workforce if we do not receive future contract awards, if contract awards are delayed, or if there is a significant reduction in the level of services we provide. Additionally, shortages of skilled labor could impede our ability to provide timely, cost-effective services to our customers;
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
•a portion of our expected future growth is based on the ability and willingness of public and private entities to invest in infrastructure;
•our business is subject to operational hazards due to the nature of services we provide and the conditions in which we operate, including some factors which may be outside of our control, including electricity, fires, explosions, mechanical failures and weather-related incidents;
•in our business we face regular litigation across a broad range of claims, including health, safety, and environmental regulation proceedings, as well as costs related to damages we may be assessed relating to our contractual obligations, or as a result of product liability claims against our customers;
•certain of the markets we serve are seasonal, and our projects can be negatively impacted by poor or extreme weather;
•we operate as a holding company, and as such rely on our subsidiaries to provide cash for our operations and obligations, including distributions and dividends, if any;
•we have outstanding equity instruments that require us to issue additional shares of common stock in the future and we may issue additional preferred stock or make other changes to our ownership structure to generate additional capital. These activities may dilute your ownership interests and, among other reasons, reduce the value of our common stock;
•as part of our incorporation and bylaws in Delaware, we are subject to certain provisions that limit stockholders' actions;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section should be read in conjunction with the interim unaudited condensed consolidated financial statements (the "Interim Statements") and related notes included in this quarterly report, and the Company's 2024 audited annual consolidated financial statements, the related notes thereto and under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other disclosures contained in our Annual Report on Form 10-K, including financial results for the year ended December 31, 2024. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under the “Cautionary Note Regarding Forward Looking Statements” section of this quarterly report.
We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). To supplement our financial results presented in accordance with GAAP in this MD&A section, we present EBITDA, which is a non-GAAP financial measure, to assist readers in understanding our performance and provide an additional perspective on trends and underlying operating results on a period-to-period comparable basis. Non-GAAP financial measures either exclude or include amounts not reflected in the most directly comparable measure calculated and presented in accordance with GAAP. Where a non-GAAP financial measure is used, we have provided the most directly comparable measure calculated and presented in accordance with GAAP, a reconciliation to the GAAP measure and a discussion of the reasons why management believes this information is useful to it and may be useful to investors.
Unless the context otherwise requires, all references in this section to “APG,” the “Company”, “we,” “us,” and “our” refer to APi Group Corporation and its subsidiaries.
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
We operate our business under three primary operating segments, which aggregate to our two reportable segments:
•Safety Services – A leading provider of safety services in North America, Europe, and Asia-Pacific, focusing on end-to-end integrated occupancy systems (fire protection solutions, entry systems, and elevators and escalators), including design, installation, inspection, and service of these integrated systems. The work performed within this segment spans across industries and facilities and includes commercial, education, healthcare, high tech, industrial, and special-hazard settings.
•Specialty Services – A leading provider of a variety of infrastructure services and specialized industrial plant services, which include maintenance and repair of critical infrastructure such as underground electric, gas, water, sewer, and telecommunications infrastructure, as well as design, installation, inspection, and service of Heating, Ventilation, and Air Conditioning (“HVAC”) systems. Our services include engineering and design, fabrication, installation, maintenance service and repair, retrofitting and upgrading, pipeline infrastructure, access and road construction, supporting facilities, and performing ongoing integrity management and maintenance to customers within the energy industry. Customers within this segment vary from private and public utilities, communications, healthcare, education, transportation, manufacturing, industrial plants and governmental agencies throughout North America.
In January 2025, due to a change in the way the businesses are managed, we realigned our segments by moving the HVAC business from Safety Services to Specialty Services. As a result, beginning in January 2025, HVAC business leadership responsibility and full accountability was transferred to report through the Specialty Services segment and information for the HVAC business is combined with the Specialty Services segment within the information reviewed by the CODM. As such, we have recast all historical segment information to reflect current period presentation.
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
For financial information about our segments see Note 17 – “Segment Information” to our condensed consolidated financial statements included herein.
RECENT DEVELOPMENTS AND CERTAIN FACTORS AND TRENDS AFFECTING OUR RESULTS OF OPERATIONS
Acquisitions
On February 3, 2025, we completed an acquisition in the Safety Services Segment. The aggregate consideration paid was approximately $8 million.
For additional information about our acquisition activity, see Note 3 – "Business Combinations" to our condensed consolidated financial statements included herein.
Restructuring
During 2022, we announced our multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program includes expenses related to workforce reductions, lease termination costs, and other facility rationalization costs through fiscal year 2025.
During the three months ended March 31, 2025, we incurred no pre-tax restructuring costs within the Safety Services segment in connection with the Chubb restructuring program. In total, we estimate that we will recognize approximately $125 million of restructuring and other costs related to the Chubb restructuring program by the end of fiscal year 2025.
For additional information about our restructuring activity, see Note 4 – "Restructuring" to our condensed consolidated financial statements included herein.
Economic, Industry and Market Factors
We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can positively or negatively affect demand for our customers’ products and services, which can impact their planned capital and maintenance budgets in certain end markets. Market, regulatory, and industry factors could affect demand for our services. Availability of transportation and transmission capacity and fluctuations in market prices for energy and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, have resulted, and may continue to result, in lower proposals and lower profit on the services we provide. Increased volatility in the global economy, and the recently announced increased tariffs on imported goods by the United States, Canada, and other countries, may also impact the financial results of some of our businesses. These tariffs have a direct impact on the cost of certain materials utilized in the services we provide and will increase the overall cost of projects which could lower project activity and impact the demand for our services. In the face of increased pricing pressure on key materials or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. Increased competition for skilled labor resources and higher labor costs can reduce our profitability and impact our ability to deliver timely service to our customers. We have experienced supply chain disruptions, which have negatively impacted the source and supply of materials needed to perform our work. In addition, fluctuations in foreign currencies may have an impact on our financial position and results of operations. However, we believe that our exposure to transactional gains or losses resulting from changes in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In cases where operational transactions represent a material currency risk, we generally enter into cross-currency swaps. Refer to Note 8 – "Derivatives" to our condensed consolidated financial statements included in this quarterly report for additional information on our hedging activities. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future consolidated results of operations, liquidity, and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
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
Investment expense and other, net
Investment expense and other, net includes expense (income) from foreign currency forward contracts, cross-currency swaps, interest rate swaps agreements, joint ventures, non-service pension cost, and other miscellaneous items. Non-

service pension cost reflects the sum of the components of pension expense not related to service expense, i.e. interest expense, expected return on assets, and amortizations of prior service expenses and actuarial gains and losses.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For information regarding our Critical Accounting Policies, see the “Critical Accounting Policies” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
RESULTS OF OPERATIONS
The following is a discussion of our financial condition and results of operations during the three months ended March 31, 2025 and the three months ended March 31, 2024. During 2025, the Company moved the HVAC business from the Safety Services segment to the Specialty Services segment, and prior period amounts in this discussion have been recast to reflect the current period presentation.
Three months ended March 31, 2025 compared to the three months ended March 31, 2024

	Three Months Ended March 31,		Change
($ in millions)	2025	2024	$	%
Net revenues	$1,719	$1,601	$118	7.4%
Cost of revenues	1,177	1,109	68	6.1%
Gross profit	542	492	50	10.2%
Selling, general, and administrative expenses	458	392	66	16.8%
Operating income	84	100	(16)	(16.0)%
Interest expense, net	38	34	4	11.8%
Investment expense and other, net	—	3	3	(100.0)%
Other expense, net	38	37	1	2.7%
Income before income taxes	46	63	(17)	(27.0)%
Income tax provision	11	18	(7)	(38.9)%
Net income	$35	$45	$(10)	(22.2)%
Net revenues
Net revenues for the three months ended March 31, 2025 were $1,719 million compared to $1,601 million for the same period in 2024, an increase of $118 million or 7.4%. The increase in net revenues was primarily driven by revenue from acquisitions completed, pricing improvements, growth in inspection, service, and monitoring revenue, and project revenue growth in the Safety Services segment, partially offset by an anticipated decrease in Specialty Services revenues.
Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2025	2024	$	%
Gross profit	$542	$492	$50	10.2%
Gross margin	31.5%	30.7%
Our gross profit for the three months ended March 31, 2025 was $542 million compared to $492 million for the same period in 2024, an increase of $50 million or 10.2%. Gross margin for the three months ended March 31, 2025 was 31.5%, an increase of 80 basis points compared to the prior year period, primarily due to disciplined project and customer selection, pricing improvements, and savings in our Safety Services segment related to the Chubb restructuring program.

Operating expenses
The following table presents operating expenses and operating margin (operating income as a percentage of net revenues) for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2025	2024	$	%
Selling, general, and administrative expenses	$458	$392	$66	16.8%
SG&A expenses as a % of net revenues	26.6%	24.5%

SG&A expenses (excluding amortization) (non-GAAP)	$401	$342	$59	17.3%
SG&A expenses (excluding amortization) as a % of net revenues (non-GAAP)	23.3%	21.4%
Selling, general, and administrative expenses
Our SG&A expenses for the three months ended March 31, 2025 were $458 million compared to $392 million for the same period in 2024, an increase of $66 million. SG&A expenses as a percentage of net revenues was 26.6% during the three months ended March 31, 2025 compared to 24.5% for the same period in 2024. The increase in SG&A expenses was primarily driven by SG&A expenses from acquisitions completed, non-recurring systems and business enablement expenses, and acquisition costs that are non-recurring in nature in the three months ended March 31, 2025 compared to 2024, partially offset by savings related to the Chubb restructuring program. Our SG&A expenses excluding amortization for the three months ended March 31, 2025 were $401 million, or 23.3% of net revenues, compared to $342 million, or 21.4% of net revenues, for the same period of 2024. The increase in SG&A expenses excluding amortization as a percentage of net revenues is primarily due to the factors discussed above. See the discussion and reconciliation of our non-GAAP financial measures below.
Interest expense, net
Interest expense was $38 million and $34 million for the three months ended March 31, 2025 and 2024, respectively. The increase in interest expense was primarily due to an increase in average debt volume and discontinuation of benefit from certain derivatives partially offset by a decrease in floating rates and the benefits from May 2024 and February 2025 repricings.
Investment expense and other, net
Investment expense and other, net was $0 million for the three months ended March 31, 2025 compared to $3 million of expense for the same period of 2024. The decrease in investment expense and other was primarily due to a decrease in the loss associated with the impact of foreign currency exchange rates in the current year.
Income tax provision
The effective tax rate for the three months ended March 31, 2025 was 23.4% compared to 28.0% in the same period of 2024. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.
The Organization for Economic Co-operation and Development ("OECD") has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as "Pillar 2"), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted the legislation, and other countries are in the process of introducing legislation to implement Pillar 2. The Company continues to evaluate and monitor but does not expect for Pillar 2 to have a material impact on the effective tax rate or the consolidated financial statements.

Net income and Adjusted EBITDA
The following table presents net income and Adjusted EBITDA for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2025	2024	$	%
Net income	$35	$45	$(10)	(22.2%)
Adjusted EBITDA (non-GAAP)	193	175	18	10.3%
Net income as a % of net revenues	2.0%	2.8%
Adjusted EBITDA as a % of net revenues	11.2%	10.9%
Our net income for the three months ended March 31, 2025 was $35 million compared to $45 million for the same period in 2024, a decrease of $10 million. The decrease is attributable to non-recurring SG&A expenses discussed above, partially offset by gross margin expansion from the factors previously referenced. Net income as a percentage of net revenues for the three months ended March 31, 2025 and 2024 was 2.0% and 2.8%, respectively. Adjusted EBITDA for the three months ended March 31, 2025 was $193 million compared to $175 million for the same period in 2024, an increase of $18 million. The Adjusted EBITDA improvement is attributable to acquisitions completed in our Safety Services segment, improved operating margin due to pricing improvements and disciplined project and customer selection, and savings in our Safety Services segment related to the Chubb restructuring program. See the discussion and reconciliation of our non-GAAP financial measures below.
Segment Results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024

	Net Revenues
	Three Months Ended March 31,		Change
($ in millions)	2025	2024	$	%
Safety Services	$1,267	$1,117	$150	13.4%
Specialty Services	453	486	(33)	(6.8)%
Corporate and Eliminations	(1)	(2)	NM	NM
	$1,719	$1,601	$118	7.4%

	Segment Earnings
	Three Months Ended March 31,		Change
($ in millions)	2025	2024	$	%
Safety Services	$199	$165	$34	20.6%
Safety Services segment earnings as a % of net revenues	15.7%	14.8%
Specialty Services	$29	$43	$(14)	(32.6%)
Specialty Services segment earnings as a % of net revenues	6.4%	8.8%
Corporate and Eliminations	$(35)	$(33)	NM	NM
Adjusted EBITDA (non-GAAP)	$193	$175	$18	10.3%
NM = Not meaningful
The following discussion breaks down the net revenues and segment earnings by operating segment for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Safety Services
Safety Services net revenues for the three months ended March 31, 2025 increased by $150 million or 13.4% compared to the same period in 2024. The increase was primarily driven by revenue from acquisitions completed during the last year, pricing improvements, and strong growth in inspection, service, and monitoring revenues as well as project revenues.

Safety Services segment earnings as a percentage of net revenues for the three months ended March 31, 2025 and 2024 was approximately 15.7% and 14.8%, respectively. The increase was primarily due to disciplined customer and project selection, pricing improvements, and value capture initiatives.
Specialty Services
Specialty Services net revenues for the three months ended March 31, 2025 decreased by $33 or 6.8% compared to the same period in 2024. The decrease was driven by an anticipated decrease in project and service revenues and adverse weather impacts.
Specialty Services segment earnings as a percentage of net revenues for the three months ended March 31, 2025 and 2024 was approximately 6.4% and 8.8%, respectively. The decrease was driven by lower fixed cost absorption due to lower net revenues from factors discussed above.
Non-GAAP Financial Measures
We supplement our reporting of consolidated financial information determined in accordance with GAAP with SG&A expenses (excluding amortization) and adjusted EBITDA (defined below), which are non-GAAP financial measures. We use these non-GAAP financial measures to evaluate our performance, both internally and as compared with our peers because they exclude certain items that may not be indicative of our core operating results. Management believes these measures are useful to investors since they (a) permit investors to view our performance using the same tools that management uses to evaluate our past performance and prospects for future performance, (b) permit investors to compare us with our peers, (c) in the case of adjusted EBITDA, determine certain elements of management’s incentive compensation, and (d) provide consistent period-to-period comparisons of the results.
These non-GAAP financial measures, however, have limitations as analytical tools and should not be considered in isolation from, a substitute for, or superior to, the related financial information we report in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses required by GAAP to be recorded in our financial statements and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the following reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures and not to rely on any single financial measure to evaluate our business.
SG&A expenses (excluding amortization)
SG&A expenses (excluding amortization) is a measure of operating costs used by management to manage the business. We believe this non-GAAP measure provides meaningful information and helps investors understand our core selling, general, and administrative expenses excluding acquisition-related amortization expense charges to better enable investors to understand our financial results and assess our prospects for future performance.
The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization) for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Reported SG&A expenses	$458	$392
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(57)	(50)
SG&A expenses (excluding amortization)	$401	$342
Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) is the measure of profitability used by management to manage the business. Adjustments include expenses that are non-recurring in nature and that may not be indicative of the Company’s core operating results, including systems and business enablement expenses, business transformation expenses, and other expenses for the integration of acquired businesses, the impact and results of businesses classified as assets held-for-sale and divested, and one-time and other infrequent events such as impairment charges, restructuring costs, transaction and other costs related to acquisitions, and non-service pension cost. We supplement the reporting of our consolidated financial information with adjusted EBITDA. We believe this non-GAAP measure provides meaningful information and helps investors understand our financial results and assess our prospects for future performance.
The following table presents a reconciliation of net income to adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Reported net income	$35	$45
Adjustments to reconcile net income to adjusted EBITDA:
Interest expense, net	38	34
Income tax provision	11	18
Depreciation	20	19
Amortization	60	50
Contingent consideration and compensation	1	2
Non-service pension cost	4	4
Systems and business enablement	12	—
Business process transformation expenses	4	6
Acquisition related expenses	3	1
Restructuring program related costs	3	5
Other	$2	$(9)
Adjusted EBITDA	$193	$175
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
As of March 31, 2025, we had $954 million of total liquidity, comprising $460 million in cash and cash equivalents and $494 million ($500 million less outstanding letters of credit of approximately $6 million, which reduce availability) of available borrowings under our Revolving Credit Facility.
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
During 2024, we completed the Fifth Amendment to our credit agreement, upsizing our 2021 Term Loan by $300 million. The loan proceeds were directed as consideration for a portion of the purchase price for the Series B Preferred Stock Conversion. We also completed the Sixth Amendment to our credit agreement, repaying the 2019 Term Loan and refinancing the 2021 Term Loan through an upsizing and repricing. We incurred approximately $550 million of incremental principal on our 2021 Term Loan. The proceeds were used to repay the remaining $330 million of the 2019 Term Loan, repay $100 million of the Revolving Credit Facility outstanding, and for general corporate purposes, including to partially fund the Elevated acquisition. Additionally, we made a repayment of $100 million on the 2021 Term Loan.

During 2024, we issued 12,650,000 shares of Company common stock in a public underwritten offering. The proceeds from this offering totaled approximately $458 million, net of related expenses. We expect to use the net proceeds from this offering for general corporate purposes, which may include future acquisitions and other business opportunities, capital expenditures and working capital.
During the first quarter of 2025, we completed the Seventh Amendment to our credit agreement, repricing the 2021 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 25 basis points.
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
In 2024, our Board of Directors authorized a stock repurchase program ("SRP") to purchase up to an aggregate of $1,000 million of shares of our common stock. This stock repurchase program will expire when the authorized amount is exhausted, unless otherwise modified or terminated by our Board of Directors at any time in its sole discretion. This stock repurchase program is indefinite, unless otherwise modified or terminated by our Board of Directors at any time in its sole discretion. During 2024, we repurchased 16,260,160 shares of common stock for approximately $600 million. During the three months ended March 31, 2025, we repurchased 2,063,715 shares of common stock for approximately $75 million. As of March 31, 2025, we had approximately $325 million of authorized repurchases remaining under the SRP.
In April 2025, our Board of Directors authorized a new share repurchase program to purchase up to $1,000 million of shares of our common stock. The timing, amount and manner of any repurchases under the new repurchase program will be determined at the discretion of our leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for our common stock. The share repurchase program is open-ended and does not require us to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by us at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and we may enter into Rule 10b5-1 trading plans in connection with such repurchases. This new authorization replaces our previous share repurchase authorization announced in 2024.
Cash Flows
The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2025	2024
Net cash provided by operating activities	62	7
Net cash used in investing activities	(14)	(22)
Net cash used in financing activities	(98)	(213)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	10	(4)
Net decrease in cash, cash equivalents, and restricted cash	$(40)	$(232)
Cash, cash equivalents, and restricted cash, end of period	$461	$248
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $62 million for the three months ended March 31, 2025 compared to $7 million for the same period in 2024. The increase in cash provided by operating activities is primarily due to improvements in working capital efficiencies associated with the various services we provided in the three months ended March 31, 2025 compared to the same period of the prior year. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed.

Net Cash Used in Investing Activities
Net cash used in investing activities was $14 million for the three months ended March 31, 2025 compared to $22 million for the same period in 2024. During the three months ended March 31, 2025, we had proceeds on the sale of property and equipment of $4 million, compared to $23 million for the same period in 2024, offset by cash used in acquisitions of $6 million and $23 million in the three months ended March 31, 2025 and 2024, respectively.
Net Cash Used in Financing Activities
Net cash used in financing activities was $98 million for the three months ended March 31, 2025 compared to $213 million for the same period in 2024. The decrease in cash used in financing activities was primarily driven by stock repurchases. The cash used in financing activities for the three months ended March 31, 2025 was driven by $75 million of share repurchases and $19 million of restricted shares tendered for taxes, while in the three months ended March 31, 2024, the cash used in financing activities was driven by the Series B Preferred Stock Conversion. In the three months ended March 31, 2024, $300 million of proceeds from the 2021 Term Loan and $100 million from the Revolving Credit Facility were used for share repurchases of $600 million during the Series B Preferred Stock Conversion.
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
During the first quarter of 2025, we completed the Seventh Amendment to our credit agreement, repricing the 2021 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 25 basis points.
During 2024, we completed the Fifth Amendment to our credit agreement, upsizing our 2021 Term Loan by an aggregate principal amount equal to $300 million. The loan proceeds were directed as consideration for a portion of the purchase price for the Series B Preferred Stock Conversion. During 2024, we also completed the Sixth Amendment to our credit agreement, upsizing and repricing the 2021 Term Loan and repaying the 2019 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 50 basis points and removed the credit spread adjustment ("CSA"). As part of this transaction, we incurred approximately $550 million of incremental principal on our 2021 Term Loan. The proceeds were used to repay the remaining $330 million of the 2019 Term Loan, repay $100 million of the Revolving Credit Facility outstanding, and for general corporate purposes, including to partially fund the Elevated acquisition. During 2024, we also made a $100 million repayment on the 2021 Term Loan.
The amended interest rate applicable to the 2021 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 0.75% or (b) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.75%. The 2021 Term Loan matures on January 3, 2029. Based on the early prepayments we have made, we do not owe any quarterly principal amounts for the remainder of the 2021 Term Loan.
The interest rate applicable to borrowings under the Revolving Credit Facility is, at our option, either (a) a base rate plus an applicable margin equal to 1.25% or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 2.25% plus a CSA.
The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of March 31, 2025 was 1.7:1.0.
As of March 31, 2025, the 2021 Term Loan has $2,157 million remaining principal amount outstanding. We had no amounts outstanding under the Revolving Credit Facility, under which $494 million was available after giving effect to $6 million of outstanding letters of credit, which reduces availability.
Senior Notes
On June 22, 2021, APi Group DE completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay a previously outstanding term loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. As of March 31, 2025, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.
On October 21, 2021, a wholly-owned subsidiary of the Company, completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb acquisition. As of March 31, 2025, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.
Debt Covenants
We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes and Credit Agreement as of March 31, 2025 and December 31, 2024.
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
During 2024, we entered into a Conversion and Repurchase Agreement with Juno Lower Holdings L.P. ("Juno Lower Holdings"), FD Juno Holdings L.P. ("FD Juno Holdings", and together with Juno Lower Holdings, "Blackstone"), Viking Global Equities Master Ltd. ("VGEM") and Viking Global Equities II L.P. (VGE II, and collectively with VGEM, "Viking" and collectively with the Blackstone, the "Series B Holders") pursuant to which Blackstone and Viking agreed to convert all of the outstanding shares of the Series B Preferred Stock that they hold, which represents all of the Series B Preferred Stock outstanding. The transactions contemplated by the agreement (the "Series B Preferred Stock Conversion") were also consummated on February 28, 2024.
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
•Tax Obligations – See Note 11 – "Income Taxes."
•Pension obligations – See Note 12 – "Employee Benefit Plans."
•Operating and Finance Leases – See Note 12 – "Leases" in the Annual Report on Form 10-K filed on February 26, 2025. We have not had material changes to our lease obligations during the three months ended March 31, 2025.
We make investments in our properties and equipment to enable continued expansion and effective performance of our business. Our capital expenditures are typically less than 1.5% of annual net revenues.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2025, our outstanding variable interest rate debt was primarily related to our $2,157 million 2021 Term Loan. To mitigate increases in variable interest rates, we have a $720 million interest rate swap, exchanging one-month SOFR for a rate of 3.59% per annum, maturing October 2026, and a $400 million interest rate swap exchanging one-month SOFR for a rate of 3.41% per annum, maturing January 2028. During 2024, we entered into a $720 million notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. The remaining floating rate portfolio bears interest based on one-month SOFR plus 175 basis points. As of March 31, 2025, excluding letters of credit outstanding of $6 million, we had no amounts of outstanding revolving loans under our Credit Agreement.
Foreign Currency Risk
We have operations in over 20 countries globally. Revenues generated from foreign operations represented approximately 37% of our consolidated net revenues for the three months ended March 31, 2025. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the three months ended March 31, 2025. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment income and other, net, in the condensed consolidated statements of operations and were a gain (loss) of $0 million and $(1) million for the three months ended March 31, 2025 and 2024, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation gains (losses) totaled approximately $59 million and $(42) million for the three months ended March 31, 2025 and 2024, respectively.
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

Other Market Risk
We are also exposed to market risks impacting our customer base due to the potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain ongoing discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, management believes it takes appropriate action to manage market and other risks, but there is no assurance management will be able to reasonably identify all risks with respect to the collectability of these assets. See also “Revenue Recognition from Contracts with Customers” under Critical Accounting Estimates within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors contained in Part I, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company's purchase of equity securities during the three months ended March 31, 2025:

During the Three Months Ended March 31, 2025	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2025 - January 31, 2025	—	$—	—	$—
February 1, 2025 - February 28, 2025	—	—	—	—
March 1, 2025 - March 31, 2025	2,063,715	36.23	2,063,715	325
Total	2,063,715	$36.23	2,063,715	$325
(1)During 2024, we announced that our Board of Directors authorized a stock repurchase program (“SRP”) to purchase up to an aggregate of $1,000 million of shares of our common stock. Acquisitions pursuant to the SRP may be made from time to time through a combination of open market repurchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions, accelerated share repurchase transactions, and/or other derivative transactions, at our discretion, as permitted by securities laws and other legal requirements. In connection with the SRP, we may enter into Rule 10b5-1 trading plans which would generally permit us to repurchase shares at times when we might otherwise be prevented from doing so under the securities laws. This stock repurchase program will expire when the authorized amount is exhausted, unless otherwise modified or terminated by our Board of Directors at any time in its sole discretion.
In April 2025, our Board of Directors authorized a new share repurchase program to purchase up to $1,000 million of shares of our common stock, replacing the previous share repurchase program announced in 2024. The timing, amount and manner of any repurchases under the new repurchase program will be determined at the discretion of our leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for our common stock. The share repurchase program is open-ended and does not require us to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by us at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and we may enter into Rule 10b5-1 trading plans in connection with such repurchases.
ITEM 4. MINE SAFETY DISCLOSURES
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 trading arrangement
No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended March 31, 2025.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

10.1
Offer Letter dated March 28, 2025 between APi Group Corporation and G. David Jackola (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 31, 2025)

31.1*	Certification by Russell A. Becker, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Glenn David Jackola, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Russell A. Becker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Glenn David Jackola, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

APi GROUP CORPORATION

May 1, 2025	/s/ Russell A. Becker
Russell A. Becker
Chief Executive Officer
(Duly Authorized Officer)

May 1, 2025	/s/ Glenn David Jackola
Glenn David Jackola
Chief Financial Officer
(Principal Financial Officer)