Form 10-Q
period 2025-06-30
APi Group Corp
filed 2025-07-31
CIK 1796209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 415,888,477 shares of common stock as of July 24, 2025.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APi Group Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$432	$499
Accounts receivable, net of allowances of $13 and $9 at June 30, 2025 and December 31, 2024, respectively	1,510	1,444
Inventories	154	143
Contract assets	542	453
Prepaid expenses and other current assets	160	119
Total current assets	2,798	2,658

Property and equipment, net	382	379
Operating lease right of use assets	290	268
Goodwill	3,126	2,894
Intangible assets, net	1,672	1,660
Deferred tax assets	75	57
Pension and post-retirement assets	122	120
Other assets	74	116
Total assets	$8,539	$8,152

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$5	$4
Accounts payable	524	497
Contingent consideration and compensation liabilities	25	20
Accrued salaries and wages	330	381
Contract liabilities	644	590
Operating and finance leases	95	90
Other accrued liabilities	310	303
Total current liabilities	1,933	1,885

Long-term debt, less current portion	2,751	2,749
Pension and post-retirement obligations	53	48
Contingent consideration and compensation liabilities	44	22
Operating and finance leases	208	192
Deferred tax liabilities	218	198
Other noncurrent liabilities	161	105
Total liabilities	5,368	5,199

Commitments and contingencies (Note 14)

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 authorized shares and 500,000,000 authorized shares at June 30, 2025 and December 31, 2024, respectively; 415,324,653 shares and 412,167,491 shares issued at June 30, 2025 and December 31, 2024, respectively (excluding 11,916,156 shares declared for stock dividend at December 31, 2024)	—	—
Additional paid-in capital	3,262	3,305
Retained earnings	327	215
Accumulated other comprehensive loss	(418)	(567)
Total shareholders’ equity	3,171	2,953
Total liabilities and shareholders’ equity	$8,539	$8,152

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$1,990	$1,730	$3,709	$3,331
Cost of revenues	1,375	1,186	2,552	2,295
Gross profit	615	544	1,157	1,036
Selling, general, and administrative expenses	472	418	930	810
Operating income	143	126	227	226
Interest expense, net	37	35	75	69
Investment (income) expense and other, net	(2)	2	(2)	5
Other expense, net	35	37	73	74
Income before income taxes	108	89	154	152
Income tax provision	31	20	42	38
Net income	$77	$69	$112	$114
Net income (loss) attributable to common shareholders:
Less income allocable to Series A Preferred Stock	$(8)	$—	$(12)	$—
Stock dividend on Series B Preferred Stock	—	—	—	(7)
Conversion of Series B Preferred Stock	—	—	—	(372)
Net income (loss) attributable to common shareholders	$69	$69	$100	$(265)
Net income (loss) per common share:
Basic	$0.17	$0.15	$0.24	$(0.68)
Diluted	0.16	0.15	0.24	(0.68)
Weighted average shares outstanding:
Basic	415	407	416	391
Diluted	428	414	422	391
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$77	$69	$112	$114
Other comprehensive income:
Fair value change - derivatives, net of tax benefit (expense) of $8, $(1), $12, and $(6), respectively	(26)	4	(38)	17
Foreign currency translation adjustment	128	(1)	187	(43)
Comprehensive income	$179	$72	$261	$88

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	4,000,000	$—	412,167,491	$—	$3,305	$215	$(567)	$2,953
Net income	—	—	—	—	—	35	—	35
Fair value change - derivatives	—	—	—	—	—	—	(12)	(12)
Foreign currency translation adjustment	—	—	—	—	—	—	59	59
Series A Preferred Stock dividend	—	—	3,815,493	—	—	—	—	—
Share repurchases	—	—	(3,095,573)	—	(75)	—	—	(75)
Profit sharing plan contributions	—	—	928,483	—	24	—	—	24
Share-based compensation and other, net	—	—	1,444,040	—	(2)	—	—	(2)
Balance, March 31, 2025	4,000,000	$—	415,259,934	$—	$3,252	$250	$(520)	$2,982
Net income	—	—	—	—	—	77	—	77
Fair value change - derivatives	—	—	—	—	—	—	(26)	(26)
Foreign currency translation adjustment	—	—	—	—	—	—	128	128
Share-based compensation and other, net	—	—	64,719	—	10	—	—	10
Balance, June 30, 2025	4,000,000	$—	415,324,653	$—	$3,262	$327	$(418)	$3,171

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	4,000,000	$—	353,362,974	$—	$2,572	$(11)	$(490)	$2,071
Net income	—	—	—	—	—	45	—	45
Fair value change - derivatives	—	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	—	—	(42)	(42)
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Series A Preferred Stock dividend	—	—	11,916,156	—	—	—	—	—
Series B Preferred Stock dividend	—	—	930,360	—	7	(7)	—	—
Conversion of Series B Preferred Stock, net	—	—	24,390,245	—	214	(17)	—	197
Profit sharing plan contributions	—	—	765,479	—	18	—	—	18
Share-based compensation and other, net	—	—	1,090,214	—	3	—	—	3
Balance, March 31, 2024	4,000,000	$—	392,455,428	$—	$2,814	$10	$(523)	$2,301
Net income	—	—	—	—	—	69	—	69
Fair value change - derivatives	—	—	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Issuance of common shares	—	—	18,975,000	—	458	—	—	458
Share-based compensation and other, net	—	—	49,053	—	8	—	—	8
Balance, June 30, 2024	4,000,000	$—	411,479,481	$—	$3,280	$79	$(524)	$2,835

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$112	$114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42	39
Amortization	119	105
Restructuring charges, net of cash paid	(2)	(10)
Deferred taxes	(1)	(1)
Share-based compensation expense	21	17
Profit-sharing expense	14	11
Non-cash lease expense	56	48
Net periodic pension cost	11	12
Other, net	2	(18)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12)	97
Contract assets	(77)	(48)
Inventories	(3)	(8)
Prepaid expenses and other current assets	(36)	(31)
Accounts payable	7	(53)
Accrued liabilities and income taxes payable	(56)	(108)
Contract liabilities	37	7
Other assets and liabilities	(89)	(56)
Net cash provided by operating activities	145	117
Cash flows from investing activities:
Acquisitions, net of cash acquired	(111)	(606)
Purchases of property and equipment	(39)	(44)
Proceeds from sales of property and equipment	10	27
Net cash used in investing activities	(140)	(623)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	850
Payments on long-term borrowings	(4)	(334)
Repurchases of common stock	(75)	—
Proceeds from issuance of common shares	—	458
Conversion of Series B Preferred Stock	—	(600)
Payments of acquisition-related consideration	(2)	(2)
Restricted shares tendered for taxes	(20)	(11)
Other financing activities	—	(4)
Net cash (used in) provided by financing activities	(101)	357
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	28	(5)
Net decrease in cash, cash equivalents, and restricted cash	(68)	(154)
Cash, cash equivalents, and restricted cash, beginning of period	501	480
Cash, cash equivalents, and restricted cash, end of period	$433	$326
Supplemental cash flow disclosures:
Cash paid for interest, net of interest income	$70	$76
Cash paid for income taxes, net of refunds	63	52
Accrued consideration issued in business combinations	9	9
Shares of common stock issued to profit sharing plan	24	18
Shares of common stock issued for conversion of Series B Preferred Stock	—	569
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
Principles of consolidation
The accompanying interim unaudited condensed consolidated financial statements (the “Interim Statements”) include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These Interim Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The condensed consolidated balance sheets as of December 31, 2024 were derived from audited financial statements for the year then ended but do not include all of the information and footnotes required by GAAP with respect to annual financial statements. In the opinion of management, the Interim Statements include all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the dates and periods presented. It is recommended that these Interim Statements be read in conjunction with the Company’s audited annual consolidated financial statements and accompanying footnotes thereto for the year ended December 31, 2024. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Restricted cash is reported as other current assets in the condensed consolidated balance sheets. Restricted cash reflects collateral against certain bank guarantees.
Investments
The Company holds investments in joint ventures, the majority of which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company exercises control over one joint venture that is consolidated into the Company's financial statements and the results for that joint venture for the three and six months ended June 30, 2025 and 2024 were immaterial. The Company’s share of earnings from the non-consolidated joint ventures was $5 and $2 during the three months ended June 30, 2025 and 2024, respectively, and $8 and $4 during the six months ended June 30, 2025 and 2024, respectively. The earnings are recorded within investment expense and other, net in the condensed consolidated statements of operations. The investment balances were $1 and $4 as of June 30, 2025 and December 31, 2024, respectively, and are recorded within other assets in the condensed consolidated balance sheets.
Stock Split
On June 30, 2025, the Company executed a three-for-two stock split by a payment of a stock dividend of one-half of one share of common stock for each share of common stock. The Company retained the current par value of $0.0001 per share for all common shares. All references to the number of shares outstanding, issued shares, and per share amounts of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented in the Company’s accompanying condensed consolidated financial statements and footnotes thereto.
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
2025 Acquisitions
During the six months ended June 30, 2025, the Company completed seven acquisitions for aggregated consideration transferred of $128, made up of cash paid at closing of $106, cash deposited into escrow of $13, and accrued consideration of $9. The results of operations of these acquisitions are included in the Company's condensed consolidated statements of operations from their respective dates of acquisition and were not material.

2025 Acquisitions
Cash paid at closing	$106
Cash deposited into escrow	13
Accrued consideration	9
Total net consideration	$128

Cash and cash equivalents	$8
Accounts receivable	14
Property and equipment	1
Intangible assets	51
Goodwill	81
Accounts payable	(4)
Other accrued liabilities	(21)
Contract liabilities	(2)
Net assets acquired	$128
The Company has not finalized its accounting for any of the acquisitions completed during 2025 and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $73.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Elevated acquisition:

Cash paid at closing	$572
Cash deposited into escrow	6
Total net consideration	$578

Cash and cash equivalents	$7
Accounts receivable	29
Contract assets	14
Other current assets	6
Property and equipment	4
Operating lease right-of-use assets	2
Intangible assets	222
Goodwill	394
Accounts payable	(12)
Contract liabilities	(10)
Other accrued liabilities	(26)
Current and noncurrent operating and finance lease liabilities	(3)
Deferred tax liabilities	(49)
Net assets acquired	$578
The Company finalized its accounting for the Elevated acquisition during the six months ended June 30, 2025. The total amount of goodwill from the Elevated acquisition expected to be deductible for tax purposes is $19. See Note 6 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.
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
During 2024, the Company completed nine individually immaterial acquisitions for aggregate consideration transferred of $77, made up of cash paid at closing of $63 and accrued consideration of $14.
The Company has not finalized its accounting for acquisitions A24, B24, C24, and two of the immaterial acquisitions completed during 2024, and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $84. The results of operations of these acquisitions are included in the Company’s condensed consolidated statements of operations from their respective dates of acquisition and were not material.

	Acquisition A24	Acquisition B24	Acquisition C24	Other 2024 acquisitions
Cash paid at closing	$24	$99	$26	$63
Cash deposited into escrow	—	2	—	—
Accrued consideration	9	—	7	14
Total net consideration	$33	$101	$33	$77

Cash and cash equivalents	$6	$—	$2	$—
Accounts receivable	15	18	10	2
Contract assets	—	2	—	—
Other current assets	3	4	1	1
Property and equipment	2	3	—	3
Intangible assets	8	38	10	33
Goodwill	9	51	16	43
Accounts payable	(2)	(4)	(2)	—
Other accrued liabilities	(3)	(8)	(2)	(1)
Contract liabilities	(5)	(1)	—	(2)
Deferred tax liabilities	—	(2)	(2)	(2)
Net assets acquired	$33	$101	$33	$77
For the three months ended June 30, 2025, net revenues and operating income from the Company's material acquisitions that closed over the previous twelve months was $112 and $2, respectively. For the six months ended June 30, 2025, net revenues and operating income from the Company's material acquisitions that closed over the previous twelve months was $210 and $3, respectively
Accrued consideration
The Company’s acquisition purchase agreements typically include deferred payment provisions, often to sellers who become employees of the Company or its subsidiaries. The provisions are made up of three general types of arrangements, contingent compensation, contingent consideration (both of which are contingent on the future performance of the acquired entity), and deferred payments related to indemnities. Contingent compensation arrangements are typically contingent on the former owner’s future employment with the Company and the related amounts are recognized over the required employment period, which is typically one to four years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition and are paid over a period of one to four years. The liability for deferred payments is recognized at the date of acquisition based on the Company’s best estimate and is typically payable over a period of one to four years. Deferred payments are not contingent on any future performance or employment obligations and can be offset for working capital true-ups and representations and warranty items.
The total contingent compensation arrangement liability was $2 and $0 as of June 30, 2025 and December 31, 2024, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $16 and $2, inclusive of the $2 and $0, accrued as of June 30, 2025 and December 31, 2024, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.
The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 7 – "Fair Value of Financial Instruments."

The total liability for deferred payments was $37 and $28 as of June 30, 2025 and December 31, 2024, respectively, and is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented.
NOTE 4. RESTRUCTURING
During 2022, the Company announced its multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program included expenses related to workforce reductions, lease termination costs, and other facility rationalization costs. As of June 30, 2025, the Chubb restructuring program has ended and no additional expenses are expected.
During the six months ended June 30, 2025 the Company incurred no pre-tax restructuring costs within the Safety Services segment in connection with the Chubb restructuring program. As of June 30, 2025, the Company had $16 in restructuring liabilities recorded in other accrued liabilities on the condensed consolidated balance sheets for this plan. In addition, the Company has incurred $3 of related costs during the six months ended June 30, 2025, which include lease impairment charges, asset write-downs, and consulting fees.

For the restructuring program, employee-related costs consist of termination benefits provided to employees who have been involuntarily terminated and voluntary early retirement benefits. Program related costs include costs incurred as a direct result of the restructuring program such as consulting fees and facility relocation costs.
The following tables summarize the Company's restructuring liabilities for the six months ended June 30, 2025 and 2024:

December 31, 2024	$15
Charges	4
Payments	(4)
Currency translation adjustment	1
June 30, 2025	$16
In addition to the costs noted above, the Company incurred no asset write-down costs for the three and six months ended June 30, 2025. The Company incurred program related costs of $1 and $3 for the three and six months ended June 30, 2025.

December 31, 2023	$32
Charges	5
Payments	(14)
Currency translation adjustment	(1)
June 30, 2024	$22
In addition to the costs noted above, the Company incurred asset write-down costs of $1 for the three and six months ended June 30, 2024. The Company also incurred program related costs of $3 and $7 for the three and six months ended June 30, 2024.
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
The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing, and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the three and six months ended June 30, 2025 and 2024. During 2025, in conjunction with the movement of the Heating, Ventilation, and Air Conditioning ("HVAC")

business from the Safety Services segment to the Specialty Services segment, the Company reassessed the categories by which it disaggregates net revenues. The Company determined the nature, timing, and uncertainty of the cash flows of the HVAC business are consistent with the cash flows of the Specialty Contracting businesses. Additionally, the Company determined the nature, timing, and uncertainty of the cash flows of a distribution business previously included within Specialty Contracting are more consistent with the cash flows of the Fabrication business. As such, prior period amounts in this table have been recast to reflect the current period presentation. See Note 17 – “Segment Information” for additional information. Disaggregated net revenues information is as follows:

	Three Months Ended June 30, 2025
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,362	$—	$1,362
Infrastructure/Utility	—	256	256
Fabrication	—	99	99
Specialty Contracting	—	274	274
Corporate and Eliminations	—	—	(1)
Net revenues	$1,362	$629	$1,990

	Three Months Ended June 30, 2024
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,176	$—	$1,176
Infrastructure/Utility	—	246	246
Fabrication	—	63	63
Specialty Contracting	—	246	246
Corporate and Eliminations	—	—	(1)
Net revenues	$1,176	$555	$1,730

	Six Months Ended June 30, 2025
	Safety Services	Specialty Services	Consolidated
Life Safety	$2,629	$—	$2,629
Infrastructure/Utility	—	441	441
Fabrication and Distribution	—	169	169
Specialty Contracting	—	472	472
Corporate and Eliminations	—	—	(2)
Net revenues	$2,629	$1,082	$3,709

	Six Months Ended June 30, 2024
	Safety Services	Specialty Services	Consolidated
Life Safety	$2,293	$—	$2,293
Infrastructure/Utility	—	451	451
Fabrication and Distribution	—	124	124
Specialty Contracting	—	466	466
Corporate and Eliminations	—	—	(3)
Net revenues	$2,293	$1,041	$3,331

	Three Months Ended June 30, 2025
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$674	$629	$(1)	$1,302
France	172	—	—	172
Other	516	—	—	516
Net revenues	$1,362	$629	$(1)	$1,990

	Three Months Ended June 30, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$521	$555	$(1)	$1,075
France	157	—	—	157
Other	498	—	—	498
Net revenues	$1,176	$555	$(1)	$1,730

	Six Months Ended June 30, 2025
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,301	$1,082	$(2)	$2,381
France	333	—	—	333
Other	995	—	—	995
Net revenues	$2,629	$1,082	$(2)	$3,709

	Six Months Ended June 30, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,004	$1,036	$(3)	$2,037
France	319	—	—	319
Other	970	5	—	975
Net revenues	$2,293	$1,041	$(3)	$3,331
For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at June 30, 2025 was $3,808. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next twelve months.
Contract assets and liabilities
Contract assets and contract liabilities are classified as current in the condensed consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets, and contract liabilities from contracts with customers as of June 30, 2025 and December 31, 2024 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at June 30, 2025	$1,510	$542	$644
Balance at December 31, 2024	1,444	453	590
The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At June 30, 2025 and December 31, 2024, retentions receivable were $166 and $160, respectively, while the portions that may not be received within one year were $40 and $38, respectively.

NOTE 6. GOODWILL AND INTANGIBLES
Goodwill
The following table provides disclosure of goodwill by segment as of June 30, 2025 and December 31, 2024. During 2025, the Company moved the HVAC business from the Safety Services segment to the Specialty Services segment, and segment-related amounts have been recast to reflect this adjustment as of the beginning of the period presented. As a result of the reallocation of goodwill between reportable segments, the Company performed an impairment test for the impacted reporting unit pre-realignment and post-realignment and there was no impairment to be recorded. See Note 17 – “Segment Information” for additional information. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2025 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2024	$2,661	$233	$2,894
Acquisitions	78	3	81
Foreign currency translation and other, net (1)	151	—	151
Goodwill as of June 30, 2025	$2,890	$236	$3,126
(1)    Other includes immaterial measurement period adjustments recorded during the six months ended June 30, 2025 related to acquisitions for which the measurement period was open during the six months ended June 30, 2025 (see Note 3 – "Business Combinations").
Intangibles
The Company’s identifiable intangible assets are comprised of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.4	$170	$(167)	$3
Customer relationships	9.8	1,868	(776)	1,092
Trade names and trademarks	11.1	795	(218)	577
Total		$2,833	$(1,161)	$1,672

	December 31, 2024
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	1.3	$171	$(158)	$13
Customer relationships	9.0	1,753	(672)	1,081
Trade names and trademarks	11.1	748	(182)	566
Total		$2,672	$(1,012)	$1,660
Amortization expense recognized on identifiable intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$4	$3	$7	$3
Selling, general, and administrative expenses	55	52	112	102
Total intangible asset amortization expense	$59	$55	$119	$105
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

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements at June 30, 2025
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges –
Interest rate swaps	$—	$2	$—	$2
Cross currency contracts	—	2	—	2
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross currency contracts	—	—	—	—
Net investment hedges – cross currency contracts	—	6	—	6
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	8	—	8
Total	$—	$18	$—	$18

Financial liabilities:
Derivatives designated as hedge instruments
Fair value hedges – cross currency contracts	$—	$(8)	$—	$(8)
Net investment hedges – cross currency contracts	$—	$(8)	$—	$(8)
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	(6)	—	(6)
Contingent consideration obligations	—	—	(17)	(17)
Total	$—	$(22)	$(17)	$(39)

	Fair Value Measurements at December 31, 2024
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments
Cash flow hedges –
Interest rate swaps	$—	$25	$—	$25
Cross currency contracts	—	14	—	14
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross currency contracts	—	54	—	54
Net investment hedges – cross currency contracts	—	28	—	28
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Total	$—	$121	$—	$121

Financial liabilities:
Derivatives not designated as hedge instruments
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(13)	(13)
Total	$—	$—	$(13)	$(13)
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
The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs (Level 3), as well as other information about the contingent consideration obligations:

Six Months Ended June 30, 2025
Balance as of December 31, 2024	$13
Issuances	5
Settlements	(1)
Balance as of June 30, 2025	$17
Number of open contingent consideration arrangements at the end of the period	11
Maximum potential payout at the end of the period	$17
At June 30, 2025, the remaining open contingent consideration arrangements are set to expire at various dates through 2026. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three and six months ended June 30, 2025.
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

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Term Loan	2,157	2,160	2,157	2,155
4.125% Senior Notes	337	320	337	305
4.750% Senior Notes	277	270	277	259
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
Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements do not call for collateral and no cash collateral had been received or pledged related to the underlying derivatives as of June 30, 2025.
The following table presents the fair value of derivative instruments:

	June 30, 2025			December 31, 2024
	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent liabilities	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,840	$2	$—	$1,840	$25	$—
Cross currency contracts	120	2	—	120	14	—
Foreign currency forward contracts	7	—	—	—	—	—
Fair value hedges:
Cross currency contracts	689	—	8	737	54	—
Net investment hedges:
Cross currency contracts	931	6	8	230	28	—
Total derivatives designated as hedging instruments	3,587	10	16	2,927	121	—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	434	8	6	77	—	—
Total derivatives	$4,021	$18	$22	$3,004	$121	$—

The following table presents the after tax effect of derivatives on the condensed consolidated statements of operations:

		Amount of (income) expense recognized in income
Derivatives	Location of (income) expense recognized in the condensed consolidated statements of operations	Three Months Ended June 30,
		2025	2024
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$7	$(9)
Cross currency contracts	Investment (income) expense and other, net	9	(1)
Cross currency contracts	Interest expense, net	2	(1)
Foreign currency forward contracts	Investment (income) expense and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment (income) expense and other, net	44	(3)
Cross currency contracts	Interest expense, net	(2)	—
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	3	(1)
Not designated as hedging instruments:
Foreign currency forward contracts	Investment (income) expense and other, net	—	—

		Amount of (income) expense recognized in income
Derivatives	Location of (income) expense recognized in the condensed consolidated statements of operations	Six Months Ended June 30,
		2025	2024
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$5	$(18)
Cross currency contracts	Investment (income) expense and other, net	14	(3)
Cross currency contracts	Interest expense, net	1	(1)
Foreign currency forward contracts	Investment (income) expense and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment (income) expense and other, net	61	(15)
Cross currency contracts	Interest expense, net	(1)	(1)
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	2	(2)
Not designated as hedging instruments:
Foreign currency forward contracts	Investment (income) expense and other, net	—	—
Currency Effects
The (income) expense from derivatives designed to offset foreign currency exposure and recorded in investment (income) expense and other, net were offset by foreign currency transaction gains and losses resulting in a net (gain) loss of $(1) and $1 for each of the three months ended June 30, 2025 and 2024, respectively, and $(1) and $2 for the six months ended June 30, 2025 and 2024, respectively.

The following table presents the effect of cash flow and fair value hedge accounting on accumulated other comprehensive loss (income) ("AOCI"):

	Amount of (gain) loss recognized in other comprehensive income		Location of (gain) loss reclassified from AOCI into income	Amount of (gain) loss reclassified from AOCI into income
	Three Months Ended June 30,			Three Months Ended June 30,
Derivatives	2025	2024		2025	2024
Cash flow hedging relationships:
Interest rate swaps	$7	$(1)	Interest expense, net	$—	$(4)
Cross currency contracts	—	(1)	Investment (income) expense and other, net	9	(1)
Forward currency forward contracts	—	—	Investment (income) expense and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	(1)	—	Investment (income) expense and other, net	47	(3)
			Interest expense, net	—	—
Net investment hedging relationships:
Cross currency contracts	20	(2)	Interest expense, net	(1)	(1)

	Amount of (gain) loss recognized in other comprehensive income		Location of (gain) loss reclassified from AOCI into income	Amount of (gain) loss reclassified from AOCI into income
	Six Months Ended June 30,			Six Months Ended June 30,
Derivatives	2025	2024		2025	2024
Cash flow hedging relationships:
Interest rate swaps	$18	$(13)	Interest expense, net	$—	$(8)
Cross currency contracts	(2)	—	Investment (income) expense and other, net	14	(3)
Forward currency forward contracts	—	—	Investment (income) expense and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	(1)	(1)	Investment (income) expense and other, net	60	(15)
			Interest expense, net	2	—
Net investment hedging relationships:
Cross currency contracts	23	(4)	Interest expense, net	—	—
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

The Company has an aggregate $720 notional amount interest rate swap ("2026 Interest Rate Swap") and aggregate $400 notional swaps ("2028 Interest Rate Swap"). The 2026 Interest Rate Swap exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.59% over the term of the agreement, which matures in October 2026. The 2028 Interest Rate Swap exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.41% over the term of the agreements, which mature in January 2028.
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
As of June 30, 2025, the Company had $1,840 notional amount outstanding in the 2026 Interest Rate Swap, the 2028 Interest Rate Swap, and the 2029 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (SOFR) payments for its SOFR based term loan of $2,157. As of June 30, 2025, the weighted average fixed rate of interest on these swaps was approximately 3.52%. Variations in the assets and liability balances related to the swaps are primarily driven by changes in the applicable forward yield curves related to SOFR.
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
Fair value hedges
The Company uses cross-currency swaps designated as fair value hedges to manage exposure from intercompany loans subject to foreign exchange risks. In 2024, a AUD swap ($16 USD equivalent, maturing June 2029) was added to the existing GBP, CAD, and EUR swaps (totaling $721 USD equivalent, maturing January 2027). In the first half of 2025, the Company partially terminated its CAD swap, resulting in the reclassification of a portion of losses totaling $2 from AOCI to interest expense, net in its condensed consolidated statements of operations.
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
Net investment hedges
The Company has net investments in foreign subsidiaries subject to changes in foreign currency exchange rates. During the three months ended June 30, 2025, the Company entered into a $701 notional foreign currency swap designated as a net investment hedge ("2025 net investment hedge") for a portion of the Company’s net investments in Euro-denominated subsidiaries. In 2021, the Company entered into a $230 notional foreign currency swap designated as a net investment hedge

("2021 net investment hedge") for a portion of the Company’s net investments in Euro-denominated subsidiaries. Gains and losses resulting from a change in fair value of the net investment hedges are offset by gains and losses on the underlying foreign currency exposure and are included in AOCI in the condensed consolidated balance sheets.
In 2021, the Company amended the critical terms of the 2021 net investment hedge by extending the maturity date to July 2029 and modifying the U.S. dollar and Euro coupons. The amended swap was redesignated as a net investment hedge and is recorded at fair value with changes recorded in AOCI. The initial net investment hedge was dedesignated. The fair value previously recognized in AOCI related to interest rate movements of the dedesignated swap is being amortized to interest expense on a straight-line basis through the third quarter of 2029.
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
NOTE 9. PROPERTY AND EQUIPMENT, NET
The components of property and equipment as of June 30, 2025 and December 31, 2024 are as follows:

	Estimated Useful Lives (In Years)	June 30, 2025	December 31, 2024
Land	N/A	$21	$21
Building	39	103	100
Machinery, equipment, and office equipment	1-20	418	372
Autos and trucks	4-10	122	113
Leasehold improvements	1-15	56	47
Total cost		720	653
Accumulated depreciation		(338)	(274)
Property and equipment, net		$382	$379
Depreciation expense related to property and equipment, including finance leases, was $22 and $20 during the three months ended June 30, 2025 and 2024, and $42 and $39 during the six months ended June 30, 2025 and 2024, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the condensed consolidated statements of operations.

NOTE 10. DEBT
Debt obligations consist of the following:

	Maturity Date	June 30, 2025	December 31, 2024
Term loan facility
2021 Term Loan	January 3, 2029	2,157	2,157
Revolving Credit Facility	May 20, 2030	—	—
Senior notes
4.125% Senior Notes	July 15, 2029	337	337
4.750% Senior Notes	October 15, 2029	277	277
Other obligations		5	5
Total debt obligations		2,776	2,776
Less: unamortized deferred financing costs		(20)	(23)
Total debt, net of deferred financing costs		2,756	2,753
Less: short-term and current portion of long-term debt		(5)	(4)
Long-term debt, less current portion		$2,751	$2,749
Term loan facility
As of June 30, 2025, the Company had $2,157 of principal outstanding under the incremental term loan (the "2021 Term Loan") with a maturity date of January 3, 2029. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 0.75% or (2) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.75%.
The interest rate applicable to borrowings under the $750 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 0.50%, or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.50%.
As of June 30, 2025 and December 31, 2024, the Company had no amounts outstanding under the Revolving Credit Facility, and $744 and $494 was available at June 30, 2025 and December 31, 2024, respectively, after giving effect to $6 of outstanding letters of credit.
During the second quarter of 2025, the Company completed its Eighth Amendment to its credit agreement, refinancing and upsizing the Revolving Credit Facility. The amendment increased the Revolving Credit Facility by $250, from $500 to $750, and extended the maturity date to the fifth anniversary of the Eighth Amendment. The amendment also reduced the applicable margin by 75 basis points and removed the credit spread adjustment ("CSA").
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
As of June 30, 2025 and December 31, 2024, the Company was in compliance with all applicable debt covenants.

Swap activity
As of June 30, 2025, the Company had the 2026 Interest Rate Swap with $720 of notional value, exchanging one-month SOFR for a fixed rate of 3.59% per annum and the 2028 Interest Rate Swap with aggregate $400 notional value, exchanging one-month SOFR for a rate of 3.41%. Accordingly, the Company's fixed interest rate per annum on the swapped $720 notional value of the term loans is 5.34% and the swapped $400 notional value of the term loans is 5.16% through their maturity. The remaining $1,037 of the term loan balance will bear interest based on one-month SOFR plus 175 basis points, and the rate will fluctuate as SOFR fluctuates. During 2024, the Company entered into a $720 notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. Refer to Note 8 – "Derivatives" for additional information.
Senior notes
4.125% Senior Notes
During 2022, the Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (the “4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The balance as of June 30, 2025 was $337.
4.750% Senior Notes
During 2022, the Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes") issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries. The balance as of June 30, 2025 was $277.
The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of June 30, 2025, and December 31, 2024.
Other obligations
As of June 30, 2025 and December 31, 2024, the Company had $5 in notes outstanding for working capital purposes and the acquisition of equipment and vehicles.
NOTE 11. INCOME TAXES
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, and discrete items. The Company’s effective tax rate was 28.7% and 22.4% for the three months ended June 30, 2025 and 2024, and 27.1% and 24.7% for the six months ended June 30, 2025, and 2024, respectively. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the three and six months ended June 30, 2025 and 2024 is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.
As of June 30, 2025, the Company’s deferred tax assets included a valuation allowance of $100 primarily related to certain net operating loss, capital loss, and tax credit carryforwards of the Company’s foreign subsidiaries. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.
As of June 30, 2025, the Company had gross federal, state, and foreign net operating loss carryforwards of approximately $1, $21, and $99, respectively. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2029. The foreign net operating losses have carryback periods of three years, carryforward periods of twenty years, or are indefinite, and begin to expire in 2025.
The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities in the condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated statements of operations. As of June 30, 2025, and December 31, 2024, the total gross unrecognized tax benefits were $10 and $9, respectively. The Company accrued gross interest and penalties as of June 30, 2025 and December 31, 2024 of $4 and $3, respectively. During the three and six months ended June 30, 2025 and 2024, the Company recognized net interest expense of less than $1 for both periods.
If all of the Company’s unrecognized tax benefits as of June 30, 2025 were recognized, $13 would impact the Company’s effective tax rate. The Company expects $1 of unrecognized tax benefits to expire in the next twelve months due to lapses in the statute of limitations.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. As of June 30, 2025, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2015. There are various other audits in state and foreign jurisdictions.
On July 4, 2025, the “One Big Beautiful Bill Act” was enacted into law. The legislation includes several changes to federal tax law including permanent extension of certain expiring Tax Cuts and Jobs Act provisions and modifications to US taxation of foreign activity. Certain provisions will be effective for 2025, while others will be effective for tax years beginning after December 31, 2025. The Company is currently evaluating the impact on the consolidated financial statements.
NOTE 12. EMPLOYEE BENEFIT PLANS
Defined benefit pension plans
The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants and frozen for accrual of future service.
The components of the net periodic pension cost for the defined benefit pension plans are as follows:

	Three Months Ended June 30,
	2025	2024
Service cost	$1	$2
Interest cost	16	15
Expected return on plan assets	(17)	(16)
Amortization of actuarial losses	6	5
Net periodic pension cost	$6	$6

	Six Months Ended June 30,
	2025	2024
Service cost	$2	$3
Interest cost	32	30
Expected return on plan assets	(34)	(31)
Amortization of pension loss	11	10
Net periodic pension cost	$11	$12
Multiemployer pension plans
Certain subsidiaries of the Company contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within cost of revenues on the condensed consolidated statements of operations. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time and the plans in which they participate vary depending upon the location, the number of ongoing projects, and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $26 and $25 during the three months ended June 30, 2025 and 2024, respectively, and $47 and $44 during the six months ended June 30, 2025 and 2024, respectively.

Profit sharing plans
The Company has a trustee-administered profit-sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors, which may be settled in shares of the Company's common stock or in cash. In connection with these plans, the Company recognized $5 in expense for shares distributed to eligible employees during the three months ended June 30, 2025 and 2024, and $14 and $11 in expense during the six months ended June 30, 2025 and 2024, respectively.
Employee stock purchase plan
Most of the Company’s employees in the U.S. and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. The Company recognized $2 of expense during the three months ended June 30, 2025 and 2024, and $4 and $3 of expense during the six months ended June 30, 2025 and 2024, respectively.
NOTE 13. RELATED-PARTY TRANSACTIONS
The Company incurred advisory fees of $1 during both the three months ended June 30, 2025 and 2024, and $2 during each of the six months ended June 30, 2025 and 2024, in each case payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors. In addition, dividends for Series A Preferred Stock declared as of December 31, 2024 and December 31, 2023 were settled in 3,815,493 shares and 11,916,156 shares, respectively, issued during January 2025 and January 2024, respectively. The shares were issued to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company's Board of Directors.
During 2022, the Company issued and sold 800,000 shares of the Company’s 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $800. Of the 800,000 shares issued and sold, 200,000 shares were sold to Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), which is the aggregate owner of more than 5% of the Company's outstanding stock, for an aggregate purchase price of $200. During the six months ended June 30, 2024, the Company issued dividends of 232,589 shares of common stock on the Series B Preferred Stock held by Viking Purchasers, with 106,197 shares declared in February 2024 and 126,392 shares declared in December 2023.
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

The outstanding liability for these obligations of $16 and $15 was included in other noncurrent liabilities as of June 30, 2025 and December 31, 2024, respectively.
NOTE 15. SHAREHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
Shareholders' equity
Series A Preferred Stock
The Company had 4,000,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2025 ("Series A Preferred Stock"). The Series A Preferred Stock will be convertible into 6,000,000 shares of Common Stock upon conversion pursuant to the Company’s Certificate of Incorporation.
Stock Repurchases
During the second quarter of 2025, the Company's Board of Directors authorized a new share repurchase program ("SRP") to purchase up to $1,000 of shares of the Company's common stock. The timing, amount and manner of any repurchases under the new repurchase program will be determined at the discretion of the Company's leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for our common stock. The share repurchase program is open-ended and does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by the Company at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and the Company may enter into Rule 10b5-1 trading plans in connection with such repurchases. This new authorization replaces the Company's previous share repurchase authorization announced in 2024. During the six months ended June 30, 2025 and 2024, the Company repurchased 3,095,573 and 24,390,240 shares of common stock for approximately $75 and $600, respectively. As of June 30, 2025, the Company had $1,000 of authorized repurchases remaining under the SRP.
Authorized Shares
During the second quarter of 2025, upon the recommendation of the Company's Board of Directors, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, par value $0.0001 per share, from 500,000,000 to 1,000,000,000 shares.
Stock Split
During the second quarter of 2025, the Company executed a three-for-two stock split by a payment of a stock dividend of one-half of one share of common stock for each share of common stock. No shares of common stock were issued to the holders of the Company’s Series A Preferred Stock in connection with the stock split. The Company retained the current par value of $0.0001 per share for all common shares. All references to the number of shares outstanding, issued shares, and per share amounts of the Company’s common shares have been restated to reflect the effect of the stock split for all periods presented in the Company’s accompanying condensed consolidated financial statements and footnotes thereto.

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

Under the terms of the agreement, (i) the Series B Holders each agreed to exercise their respective right to convert all of their Series B Preferred Stock into common stock, resulting in a total of 800,000 shares of Series B Preferred Stock being converted into approximately 49,205,279 shares of common stock of the Company (inclusive of approximately 424,794 shares attributable to accrued and unpaid dividends thereon (the "Conversion Shares") and (ii) upon issuance of the Conversion Shares, the Company agreed to immediately repurchase one-half of the Conversion Shares, on a pro rata basis, from the Series B Holders for an aggregate purchase price of $600. The fair value of the issued one-half of the remaining Conversion Shares was $569.

The repurchase price was financed by (i) an incremental term facility of $300 and (ii) cash and available credit from the balance sheet.
Dividends
Following the Series B Preferred Stock Conversion there are no Series B Preferred Shares issued or outstanding and the former holders of Series B Preferred Stock are no longer entitled to receive cumulative dividends. The Company declared a pro rata Series B Preferred Stock dividend of $7, or 424,794 shares of common stock, during three months ended March 31, 2024 for the Series B Preferred Stock outstanding through February 28, 2024. The Company declared a Series B Preferred Stock dividend of $11 or 505,566 shares of common stock in December 2023 and issued the shares in January 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings per common share:
Net income	$77	$69	$112	$114
Less income allocable to Series A Preferred Stock	(8)	(7)	(12)	—
Less stock dividend attributable to Series B Preferred Stock	—	—	—	(7)
Less conversion of Series B Preferred Stock	—	—	—	(372)
Net income (loss) attributable to common shareholders	$69	$62	$100	$(265)

Weighted average shares outstanding - basic	415,269,213	407,312,999	415,560,022	390,964,706
Income (loss) per common share - basic	$0.17	$0.15	$0.24	$(0.68)

Diluted earnings per common share:
Net income	$77	$69	$112	$114
Less income allocable to Series A Preferred Stock	(8)	(7)	(12)	—
Less stock dividend attributable to Series B Preferred Stock	—	—	—	(7)
Less conversion of Series B Preferred Stock	—	—	—	(372)
Net income (loss) attributable to common shareholders - diluted	$69	$62	$100	$(265)

Weighted average shares outstanding - basic	415,269,213	407,312,999	415,560,022	390,964,706
Dilutive securities: (1)
Restricted stock units, warrants, and stock options	1,163,959	1,871,432	1,103,563	—
Shares issuable pursuant to the Series A Preferred Stock dividend (2)	11,216,378	4,408,947	5,608,189	—
Weighted average shares outstanding - diluted	427,649,550	413,593,378	422,271,774	390,964,706
Income (loss) per common share - diluted	$0.16	$0.15	$0.24	$(0.68)
(1)The following items were excluded from the calculation of diluted shares as their inclusion would be anti-dilutive:
a.For all periods presented, 4,000,000 shares of Series A Preferred Stock, which are convertible to 6,000,000 common shares, as a result of the June 30, 2025 stock split. For additional information regarding the stock split, see Note 15 – "Shareholders' Equity and Redeemable Convertible Preferred Stock."
b.For the six months ended June 30, 2024, the year-to-date impact of 187,500 stock options to purchase the same number of common shares.
c.For the six months ended June 30, 2024, 1,741,200 time-based, performance-based, and market-based restricted stock units.
(2)For the three and six months ended June 30, 2025, and the three months ended June 30, 2024, dilutive securities include common share equivalents which represent the annual dividend, payable in the form of common shares or cash at the Company's sole option, that Series A Preferred Shares would be entitled to receive assuming that the volume weighted average price of the Company’s common shares for the last ten trading days of the period would be the same average price during the last ten trading days of the calendar year. The holders of the Series A Preferred Stock are entitled to receive an annual dividend based on the increase in the market price of the Company’s common stock (the "Annual Dividend Amount"). The Annual Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 211,791,957 shares. During 2025, the Annual Dividend amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $24.8713. During 2024, the Annual

Dividend amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $22.6310.
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

Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of segment earnings to income before income taxes:

	Three Months Ended June 30, 2025
	Safety Services	Specialty Services	Total
Revenues from external customers	$1,361	$629	$1,990
Intersegment revenues	1	—	1
Net revenues	1,362	629	1,991

Reconciliation of revenue:
Elimination of intersegment revenues			(1)
Total consolidated revenues			$1,990

Less: (a)
Segment cost of revenues(b)	856	516
Segment operating expenses (c)	285	58
Plus:
Segment other income/expense	1	5
Depreciation	10	11
Segment earnings	$232	$71	$303

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(31)
Interest income/(expense)			(37)
Depreciation			(22)
Amortization			(59)
Contingent consideration and compensation			—
Non-service pension cost			(5)
Systems and business enablement			(18)
Business process transformation expenses			—
Acquisition and divestiture related expenses			(11)
Restructuring program related costs			(11)
Other			(1)
Income before income taxes			$108

Asset information:
Total assets	$6,686	$1,377	$8,063
Capital expenditures	9	14	23
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

	Three Months Ended June 30, 2024
	Safety Services	Specialty Services	Total
Revenues from external customers	$1,176	$554	$1,730
Intersegment revenues	—	1	1
Net revenues	1,176	$555	$1,731

Reconciliation of revenue:
Elimination of intersegment revenues			(1)
Total consolidated revenues			$1,730

Less: (a)
Segment cost of revenues (b)	747	435
Segment operating expenses (c)	247	61
Plus:
Segment other income/expense	1	3
Depreciation	7	11
Segment earnings	$190	$73	$263

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(32)
Interest income/(expense)			(35)
Depreciation			(20)
Amortization			(55)
Contingent consideration and compensation			(2)
Non-service pension cost			(6)
Systems and business enablement			—
Business process transformation expenses			(7)
Acquisition and divestiture related expenses			(8)
Restructuring program related costs			(8)
Other			(1)
Income before income taxes			$89

Asset information:
Total assets	$6,149	$1,354	$7,503
Capital expenditures	5	14	19
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

	Six Months Ended June 30, 2025
	Safety Services	Specialty Services	Total
Revenues from external customers	$2,628	$1,081	$3,709
Intersegment revenues	1	1	2
Net revenues	2,629	1,082	3,711

Reconciliation of revenue:
Elimination of intersegment revenues			(2)
Total consolidated revenues			$3,709

Less: (a)
Segment cost of revenues(b)	1,654	893
Segment operating expenses (c)	563	120
Plus:
Segment other income/expense	1	9
Depreciation	18	22
Segment earnings	$431	$100	$531

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(66)
Interest income/(expense)			(75)
Depreciation			(42)
Amortization			(119)
Contingent consideration and compensation			(1)
Non-service pension cost			(9)
Systems and business enablement			(30)
Business process transformation expenses			(4)
Acquisition and divestiture related expenses			(14)
Restructuring program related costs			(14)
Other			(3)
Income before income taxes			$154

Asset information:
Total assets	$6,686	$1,377	$8,063
Capital expenditures	14	20	34
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

	Six Months Ended June 30, 2024
	Safety Services	Specialty Services	Total
Revenues from external customers	$2,293	$1,038	$3,331
Intersegment revenues	—	3	3
Net revenues	$2,293	$1,041	$3,334

Reconciliation of revenue:
Elimination of intersegment revenues			(3)
Total consolidated revenues			$3,331

Less: (a)
Segment cost of revenues (b)	1,460	832
Segment operating expenses (c)	491	121
Plus:
Segment other income/expense	(1)	5
Depreciation	14	23
Segment earnings	$355	$116	$471

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(65)
Interest income/(expense)			(69)
Depreciation			(39)
Amortization			(105)
Contingent consideration and compensation			(4)
Non-service pension cost			(10)
Systems and business enablement			—
Business process transformation expenses			(13)
Acquisition and divestiture related expenses			(9)
Restructuring program related costs			(13)
Other			8
Income before income taxes			$152

Asset information:
Total assets	$6,149	$1,354	$7,503
Capital expenditures	10	24	34
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
RECENT DEVELOPMENTS AND CERTAIN FACTORS AND TRENDS AFFECTING OUR RESULTS OF OPERATIONS
Stock Split
On June 30, 2025, we executed a three-for-two stock split by a payment of a stock dividend of one-half of one share of common stock for each share of common stock.
For additional information about our stock split, see Note 15 – "Shareholders' Equity and Redeemable Convertible Preferred Stock" to our condensed consolidated financial statements included herein.
Acquisitions
During the six months ended June 30, 2025, we completed seven acquisitions for aggregated consideration transferred of $128, made up of cash paid at closing of $106, cash deposited into escrow of $13, and accrued consideration of $9.
For additional information about our acquisition activity, see Note 3 – "Business Combinations" to our condensed consolidated financial statements included herein.
Restructuring
During 2022, we announced our multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program included expenses related to workforce reductions, lease termination costs, and other facility rationalization costs. As of June 30, 2025, the Chubb restructuring program has ended and no additional expenses are expected.
During the six months ended June 30, 2025, we incurred no pre-tax restructuring costs within the Safety Services segment in connection with the Chubb restructuring program.
For additional information about our restructuring activity, see Note 4 – "Restructuring" to our condensed consolidated financial statements included herein.
Economic, Industry and Market Factors
We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can positively or negatively affect demand for our customers’ products and services, which can impact their planned capital and maintenance budgets in certain end markets. Market, regulatory, and industry factors could affect demand for our services. Availability of transportation and transmission capacity and fluctuations in market prices for energy and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, have resulted, and may continue to result, in lower proposals and lower profit on the services we provide. Increased volatility in the global economy, and the recently announced increased tariffs on imported goods by the United States, Canada, and other countries, may also impact the financial results of some of our businesses. These tariffs have a direct impact on the cost of certain materials utilized in the services we provide and will increase the overall cost of projects which could lower project activity and impact the demand for our services. In the face of increased cost pressure on key materials or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. Increased competition for skilled labor resources and higher labor costs can reduce our profitability and impact our ability to deliver timely service to our customers. We could experience supply chain disruptions, which could negatively impact the source and supply of materials needed to perform our work. In addition, fluctuations in foreign currencies may have an impact on our financial position and results of operations. However, we believe that our exposure to transactional gains or losses resulting from changes in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In cases where operational transactions represent a material currency risk, we generally enter into cross-currency swaps. Refer to Note 8 – "Derivatives" to our condensed consolidated financial statements included in this quarterly report for additional information on our hedging activities. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future consolidated results of operations, liquidity, and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
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
Investment expense and other, net
Investment expense and other, net includes expense (income) from foreign currency forward contracts, cross-currency swaps, joint ventures, non-service pension cost, and other miscellaneous items. Non-service pension cost reflects the sum of the components of pension expense not related to service expense, i.e. interest expense, expected return on assets, and amortizations of prior service expenses and actuarial gains and losses.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For information regarding our Critical Accounting Policies, see the “Critical Accounting Policies” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
RESULTS OF OPERATIONS
The following is a discussion of our financial condition and results of operations during the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024. During 2025, the Company moved the HVAC business from the Safety Services segment to the Specialty Services segment, and prior period amounts in this discussion have been recast to reflect the current period presentation.
Three months ended June 30, 2025 compared to the three months ended June 30, 2024

	Three Months Ended June 30,		Change
($ in millions)	2025	2024	$	%
Net revenues	$1,990	$1,730	$260	15.0%
Cost of revenues	1,375	1,186	189	15.9%
Gross profit	615	544	71	13.1%
Selling, general, and administrative expenses	472	418	54	12.9%
Operating income	143	126	17	13.5%
Interest expense, net	37	35	2	5.7%
Investment (income) expense and other, net	(2)	2	4	(200.0)%
Other expense, net	35	37	(2)	(5.4)%
Income before income taxes	108	89	19	21.3%
Income tax provision	31	20	11	55.0%
Net income	$77	$69	$8
Net revenues
Net revenues for the three months ended June 30, 2025 were $1,990 million compared to $1,730 million for the same period in 2024, an increase of $260 million or 15.0%. The increase in net revenues was driven by acquisitions, strong project revenue growth, pricing improvements, and growth in inspection, service, and monitoring revenues.

Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2025	2024	$	%
Gross profit	$615	$544	$71	13.1%
Gross margin	30.9%	31.4%
Our gross profit for the three months ended June 30, 2025 was $615 million compared to $544 million for the same period in 2024, an increase of $71 million or 13.1%. Gross margin for the three months ended June 30, 2025 was 30.9%, a decrease of 50 basis points compared to the prior year period. The decrease was primarily driven by mix, partially offset by pricing improvements across the business.
Operating expenses
The following table presents operating expenses and operating margin (operating income as a percentage of net revenues) for the three months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2025	2024	$	%
Selling, general, and administrative expenses	$472	$418	$54	12.9%
SG&A expenses as a % of net revenues	23.7%	24.2%

SG&A expenses (excluding amortization) (non-GAAP)	$417	$366	$51	13.9%
SG&A expenses (excluding amortization) as a % of net revenues (non-GAAP)	21.0%	21.2%
Selling, general, and administrative expenses
Our SG&A expenses for the three months ended June 30, 2025 were $472 million compared to $418 million for the same period in 2024, an increase of $54 million. SG&A expenses as a percentage of net revenues was 23.7% during the three months ended June 30, 2025 compared to 24.2% for the same period in 2024. The increase in SG&A expenses was primarily driven by SG&A expenses from acquisitions completed, non-recurring systems and business enablement expenses, acquisition and divestiture costs that are non-recurring in nature, and costs to support growth in our Safety Services segment in the three months ended June 30, 2025 compared to 2024. Our SG&A expenses excluding amortization for the three months ended June 30, 2025 were $417 million, or 21.0% of net revenues, compared to $366 million, or 21.2% of net revenues, for the same period of 2024. The decrease in SG&A expenses excluding amortization as a percentage of net revenues is primarily due to improvements in operating leverage due to higher net revenues. See the discussion and reconciliation of our non-GAAP financial measures below.
Interest expense, net
Interest expense was $37 million and $35 million for the three months ended June 30, 2025 and 2024, respectively. The increase in interest expense was primarily due to the discontinuation of benefit from certain derivatives, partially offset by a decrease in floating rates and impact of repricings.
Investment (income) expense and other, net
Investment (income) expense and other, net was $(2) million for the three months ended June 30, 2025 compared to $2 million of expense for the same period of 2024. The change in investment (income) expense and other, net was primarily due to a gain associated with the impact of foreign currency exchange rates in the current year compared to a loss in the prior year.

Income tax provision
The effective tax rate for the three months ended June 30, 2025 was 28.7% compared to 22.4% in the same period of 2024. The difference in the effective tax rate was driven by an increase in discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.
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
Net income and Adjusted EBITDA
The following table presents net income and Adjusted EBITDA for the three months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2025	2024	$	%
Net income	$77	$69	$8	11.6%
Adjusted EBITDA (non-GAAP)	272	231	41	17.7%
Net income as a % of net revenues	3.9%	4.0%
Adjusted EBITDA as a % of net revenues	13.7%	13.4%
Our net income for the three months ended June 30, 2025 was $77 million compared to $69 million for the same period in 2024, an increase of $8 million. The increase is attributable to net revenues growth previously referenced, partially offset by the increase in SG&A expenses discussed above. Net income as a percentage of net revenues for the three months ended June 30, 2025 and 2024 was 3.9% and 4.0%, respectively. Adjusted EBITDA for the three months ended June 30, 2025 was $272 million compared to $231 million for the same period in 2024, an increase of $41 million. The growth in Adjusted EBITDA was driven by an increase in gross profit.
Segment Results for the three months ended June 30, 2025 compared to the three months ended June 30, 2024

	Net Revenues
	Three Months Ended June 30,		Change
($ in millions)	2025	2024	$	%
Safety Services	$1,362	$1,176	$186	15.8%
Specialty Services	629	555	74	13.3%
Corporate and Eliminations	(1)	(1)	NM	NM
	$1,990	$1,730	$260	15.0%

	Segment Earnings
	Three Months Ended June 30,		Change
($ in millions)	2025	2024	$	%
Safety Services	$232	$190	$42	22.1%
Safety Services segment earnings as a % of net revenues	17.0%	16.2%
Specialty Services	$71	$73	$(2)	(2.7%)
Specialty Services segment earnings as a % of net revenues	11.3%	13.2%
Corporate and Eliminations	$(31)	$(32)	NM	NM
Adjusted EBITDA (non-GAAP)	$272	$231	$41	17.7%
NM = Not meaningful

The following discussion breaks down the net revenues and segment earnings by operating segment for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Safety Services
Safety Services net revenues for the three months ended June 30, 2025 increased by $186 million or 15.8% compared to the same period in 2024. The increase was driven by acquisitions completed in the last year, pricing improvements, and strong growth in both service and project revenues.
Safety Services segment earnings as a percentage of net revenues for the three months ended June 30, 2025 and 2024 was approximately 17.0% and 16.2%, respectively. The increase was primarily due to disciplined customer and project selection and pricing improvements leading to margin expansion in both service and project revenues.
Specialty Services
Specialty Services net revenues for the three months ended June 30, 2025 increased by $74 or 13.3% compared to the same period in 2024. The increase was driven by strong project revenue growth.
Specialty Services segment earnings as a percentage of net revenues for the three months ended June 30, 2025 and 2024 was approximately 11.3% and 13.2%, respectively. The decrease was driven by increased project starts, rising material costs, and weather, partially offset by favorable fixed cost absorption.
Six months ended June 30, 2025 compared to the six months ended June 30, 2024

	Six Months Ended June 30,		Change
($ in millions)	2025	2024	$	%
Net revenues	$3,709	$3,331	$378	11.3%
Cost of revenues	2,552	2,295	257	11.2%
Gross profit	1,157	1,036	121	11.7%
Selling, general, and administrative expenses	930	810	120	14.8%
Operating income	227	226	1	0.4%
Interest expense, net	75	69	6	8.7%
Investment (income) expense and other, net	(2)	5	7	(140.0)%
Other expense, net	73	74	(1)	(1.4)%
Income before income taxes	154	152	2	1.3%
Income tax provision	42	38	4	10.5%
Net income	$112	$114	$(2)
Net revenues
Net revenues for the six months ended June 30, 2025 were $3,709 million compared to $3,331 million for the same period in 2024, an increase of $378 million or 11.3%. The increase in net revenues was primarily driven by acquisitions, project revenue growth, pricing improvements, and growth in inspection, service, and monitoring revenues.
Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2025	2024	$	%
Gross profit	$1,157	$1,036	$121	11.7%
Gross margin	31.2%	31.1%

Our gross profit for the six months ended June 30, 2025 was $1,157 million compared to $1,036 million for the same period in 2024, an increase of $121 million or 11.7%. Gross margin for the six months ended June 30, 2025 was 31.2%, an increase of 10 basis points compared to the prior year period. The increase was driven by gross margin expansion in our Safety Services segment, partially offset by mix, and a decline in project margins in our Specialty Services segment.
Operating expenses
The following table presents operating expenses and operating margin (operating income as a percentage of net revenues) for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2025	2024	$	%
Selling, general, and administrative expenses	$930	$810	$120	14.8%
SG&A expense as a % of net revenues	25.1%	24.3%
Operating margin	6.1%	6.8%

SG&A expenses (excluding amortization) (non-GAAP)	$818	$708	$110	15.5%
SG&A expenses (excluding amortization) as a % of net revenues (non-GAAP)	22.1%	21.3%
Selling, general, and administrative expenses
Our SG&A expenses for the six months ended June 30, 2025 were $930 million compared to $810 million for the same period in 2024, an increase of $120 million. SG&A expenses as a percentage of net revenues was 25.1% during the six months ended June 30, 2025 compared to 24.3% for the same period in 2024. The increase in SG&A expenses was primarily driven by SG&A expenses from acquisitions completed, non-recurring systems and business enablement expenses, acquisition and divestiture costs that are non-recurring in nature, and costs to support growth in our Safety Services segment in the six months ended June 30, 2025 compared to 2024. Our SG&A expenses excluding amortization for the six months ended June 30, 2025 were $818 million, or 22.1% of net revenues, compared to $708 million, or 21.3% of net revenues, for the same period of 2024. The increase in SG&A expenses excluding amortization as a percentage of net revenues is primarily due to the factors discussed above. See the discussion and reconciliation of our non-GAAP financial measures below.
Interest expense, net
Interest expense was $75 million and $69 million for the six months ended June 30, 2025 and 2024, respectively. The increase in interest expense was primarily due to discontinuation of benefit from certain derivatives and investment of debt and equity proceeds of 2024, partially offset by a decrease in floating rates and the benefits from May 2024 and February 2025 repricings.
Investment (income) expense and other, net
Investment (income) expense and other, net was $(2) million for the six months ended June 30, 2025 compared to $5 million of expense for the same period of 2024. The change in investment (income) expense and other, net was primarily due to a gain associated with the impact of foreign currency exchange rates in the current year compared to a loss in the prior year.
Income tax provision
The effective tax rate for the six months ended June 30, 2025 was 27.1% compared to 24.7% in the same period of 2024. The difference in the effective tax rate was driven by an increase in discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.

Net income and Adjusted EBITDA
The following table presents net income and Adjusted EBITDA for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2025	2024	$	%
Net income	$112	$114	$(2)	(1.8%)
Adjusted EBITDA (non-GAAP)	465	406	59	14.5%
Net income as a % of net revenues	3.0%	3.4%
Adjusted EBITDA as a % of net revenues	12.5%	12.2%
Our net income for the six months ended June 30, 2025 was $112 million compared to $114 million for the same period in 2024, a decrease of $2 million. The decrease is attributable to non-recurring SG&A expenses discussed above. Net income as a percentage of net revenues for the six months ended June 30, 2025 and 2024 was 3.0% and 3.4%, respectively. Adjusted EBITDA for the six months ended June 30, 2025 was $465 million compared to $406 million for the same period in 2024, an increase of $59 million. The Adjusted EBITDA improvement is attributable to acquisitions completed in our Safety Services segment, increase in net revenues, improved operating margin due to pricing improvements and disciplined project and customer selection. See the discussion and reconciliation of our non-GAAP financial measures below.
Segment Results for the six months ended June 30, 2025 compared to the six months ended June 30, 2024

	Net Revenues
	Six Months Ended June 30,		Change
($ in millions)	2025	2024	$	%
Safety Services	$2,629	$2,293	$336	14.7%
Specialty Services	1,082	1,041	41	3.9%
Corporate and Eliminations	(2)	(3)	NM	NM
	$3,709	$3,331	378	11.3%

	Segment Earnings
	Six Months Ended June 30,		Change
($ in millions)	2025	2024	$	%
Safety Services	$431	$355	$76	21.4%
Safety Services EBITDA as a % of net revenues	16.4%	15.5%
Specialty Services	$100	$116	$(16)	(13.8%)
Specialty Services EBITDA as a % of net revenues	9.2%	11.1%
Corporate and Eliminations	$(66)	$(65)	NM	NM
	$465	$406	$59	14.5%
NM = Not meaningful
The following discussion breaks down the net revenues and segment earnings by operating segment for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Safety Services
Safety Services net revenues for the six months ended June 30, 2025 increased by $336 million or 14.7% compared to the same period in 2024. The increase was primarily driven by revenue from acquisitions completed during the last year, pricing improvements, and growth in project and inspection, service, and monitoring revenues.
Safety Services segment earnings as a percentage of net revenues for the six months ended June 30, 2025 and 2024 was approximately 16.4% and 15.5%, respectively. The increase was primarily due to disciplined customer and project selection, and pricing improvements leading to margin expansion in both service and project revenues.

Specialty Services
Specialty Services net revenues for the six months ended June 30, 2025 increased by $41 or 3.9% compared to the same period in 2024. The increase was driven by project revenue growth.
Specialty Services segment earnings as a percentage of net revenues for the six months ended June 30, 2025 and 2024 was approximately 9.2% and 11.1%, respectively. The decrease was driven by mix and a decline in project margins, partially offset by favorable fixed cost absorption.
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
The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization) for the periods indicated:

	Three Months Ended June 30,
($ in millions)	2025	2024
Reported SG&A expenses	$472	$418
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(55)	(52)
SG&A expenses (excluding amortization)	$417	$366

	Six Months Ended June 30,
($ in millions)	2025	2024
Reported SG&A expenses	$930	$810
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(112)	(102)
SG&A expenses (excluding amortization)	$818	$708

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
The following table presents a reconciliation of net income to adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,
($ in millions)	2025	2024
Reported net income	$77	$69
Adjustments to reconcile net income to adjusted EBITDA:
Interest expense, net	37	35
Income tax provision	31	20
Depreciation	22	20
Amortization	59	55
Contingent consideration and compensation	—	2
Non-service pension cost	5	6
Systems and business enablement	18	—
Business process transformation expenses	—	7
Acquisition and divestiture related expenses	11	8
Restructuring program related costs	11	8
Other	1	1
Adjusted EBITDA	$272	$231

	Six Months Ended June 30,
($ in millions)	2025	2024
Reported net income	$112	$114
Adjustments to reconcile net income to adjusted EBITDA:
Interest expense, net	75	69
Income tax provision	42	38
Depreciation	42	39
Amortization	119	105
Contingent consideration and compensation	1	4
Non-service pension cost	9	10
Systems and business enablement	30	—
Business process transformation expenses	4	13
Acquisition and divestiture related expenses	14	9
Restructuring program related costs	14	13
Other	3	(8)
Adjusted EBITDA	$465	$406

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, our access to our $750 million five-year senior secured revolving credit facility (the "Revolving Credit Facility") and the proceeds from debt and equity offerings. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, and inflation, over which we have no control.
As of June 30, 2025, we had $1,176 million of total liquidity, comprising $432 million in cash and cash equivalents and $744 million ($750 million less outstanding letters of credit of approximately $6 million, which reduce availability) of available borrowings under our Revolving Credit Facility.
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
During 2024, we issued 18,975,000 shares of Company common stock in a public underwritten offering. The proceeds from this offering totaled approximately $458 million, net of related expenses. We used the net proceeds from this offering for general corporate purposes, including acquisitions and other business opportunities, capital expenditures and working capital.
During the first quarter of 2025, we completed the Seventh Amendment to our credit agreement, repricing the 2021 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 25 basis points.
During the second quarter of 2025, we completed the Eighth Amendment to our credit agreement, refinancing and upsizing the Revolving Credit Facility. The amendment increased the Revolving Credit Facility by $250, from $500 to $750, and extended the maturity date to the fifth anniversary of the Eighth Amendment. The amendment also reduced the applicable margin by 75 basis points and removed the credit spread adjustment.
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
In April 2025, our Board of Directors authorized a new share repurchase program to purchase up to $1,000 million of shares of our common stock. The timing, amount and manner of any repurchases under the new repurchase program will be determined at the discretion of our leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for our common stock. The share repurchase program is open-ended and does not require us to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by us at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and we may enter into Rule 10b5-1 trading plans in connection with such repurchases. This new authorization replaces our previous share repurchase authorization announced in 2024. During 2024, we repurchased 24,390,240 shares of common stock for approximately $600 million. During the six months ended June 30, 2025, we repurchased 3,095,573 shares of common stock for approximately $75 million. As of June 30, 2025, we had approximately $1,000 million of authorized repurchases remaining under the SRP.

Cash Flows
The following table summarizes net cash flows with respect to our operating, investing and financing activities for the periods indicated:

	Six Months Ended June 30,
($ in millions)	2025	2024
Net cash provided by operating activities	145	117
Net cash used in investing activities	(140)	(623)
Net cash (used in) provided by financing activities	(101)	357
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	28	(5)
Net decrease in cash, cash equivalents, and restricted cash	$(68)	$(154)
Cash, cash equivalents, and restricted cash, end of period	$433	$326
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $145 million for the six months ended June 30, 2025 compared to $117 million for the same period in 2024. The increase in cash provided by operating activities is primarily due to improvements in working capital efficiencies associated with the various services we provided in the six months ended June 30, 2025 compared to the same period of the prior year. Cash flow from operations is primarily driven by changes in the mix and timing of demand for our services and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed.
Net Cash Used in Investing Activities
Net cash used in investing activities was $140 million for the six months ended June 30, 2025 compared to $623 million for the same period in 2024. This decrease is primarily driven by decreased acquisition consideration in the current year. During the six months ended June 30, 2025, we had cash used in acquisitions, net of cash acquired, of $111 million and $606 million in the six months ended June 30, 2025 and 2024, respectively.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $101 million for the six months ended June 30, 2025 compared to $357 million of cash provided by financing activities for the same period in 2024. The cash used in financing activities for the six months ended June 30, 2025 was driven by $75 million of share repurchases and $20 million of restricted shares tendered for taxes, while in the six months ended June 30, 2024, cash provided by financing activities was driven by $850 million of proceeds from the repricing transactions of the 2021 Term Loan, and $458 million of proceeds from the issuance of common shares, partially offset by $334 million of payments on long-term borrowings and $600 million of payments for conversion of the Series B Preferred Stock.
Financing Activities
Credit Agreement
We have entered into a Credit Agreement by and among APi Group DE, Inc., our wholly-owned subsidiary, as borrower ("APi Group DE"), APG as a guarantor, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank N.A., as administrative agent and as collateral agent (the “Credit Agreement”) which provides for: (1) a term loan facility, pursuant to which we incurred the $1,200 million term loan ("2019 Term Loan") used to fund a part of the cash portion of the purchase price in the APi Acquisition, and a $1,100 million seven-year incremental term loan ("2021 Term Loan") used to fund a portion of the purchase price in the Chubb acquisition, and (2) a $750 million Revolving Credit Facility (increased from $500 million in 2025) of which up to $250 million can be used for the issuance of letters of credit.
During the second quarter of 2025, we completed the Eighth Amendment to our credit agreement, refinancing and upsizing the Revolving Credit Facility. The amendment increased the Revolving Credit Facility by $250 million, from $500 million to $750 million, and extended the maturity date to the fifth anniversary of the Eighth Amendment. The amendment also reduced the applicable margin by 75 basis points and removed the credit spread adjustment.
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
The interest rate applicable to borrowings under the Revolving Credit Facility is, at our option, either (a) a base rate plus an applicable margin equal to 0.50% or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.50%.
The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of June 30, 2025 was 1.6:1.0.
As of June 30, 2025, the 2021 Term Loan has $2,157 million remaining principal amount outstanding. We had no amounts outstanding under the Revolving Credit Facility, under which $744 million was available after giving effect to $6 million of outstanding letters of credit, which reduces availability.
Senior Notes
On June 22, 2021, APi Group DE completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay a previously outstanding term loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. As of June 30, 2025, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.
On October 21, 2021, a wholly-owned subsidiary of the Company, completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb acquisition. As of June 30, 2025, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.

Debt Covenants
We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes and Credit Agreement as of June 30, 2025 and December 31, 2024.
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
Under the terms of the agreement, (i) the Series B Holders each agreed to exercise their respective right to convert all of their Series B Preferred Stock into common stock, resulting in a total of 800,000 shares of Series B Preferred Stock being converted into approximately 49,205,279 shares of common stock (inclusive of approximately 424,794 shares attributable to accrued and unpaid dividends thereon (the "Conversion Shares") and (ii) upon issuance of the Conversion Shares, we agreed to immediately repurchase one-half of the Conversion Shares, on a pro rata basis, from the Series B Holders for an aggregate purchase price of $600 million.
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
•Tax Obligations – See Note 11 – "Income Taxes."
•Pension obligations – See Note 12 – "Employee Benefit Plans."
•Operating and Finance Leases – See Note 12 – "Leases" in the Annual Report on Form 10-K filed on February 26, 2025. We have not had material changes to our lease obligations during the six months ended June 30, 2025.
We make investments in our properties and equipment to enable continued expansion and effective performance of our business. Our capital expenditures are typically less than 1.5% of annual net revenues.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2025, our outstanding variable interest rate debt was primarily related to our $2,157 million 2021 Term Loan. To mitigate increases in variable interest rates, we have a $720 million interest rate swap, exchanging one-month SOFR for a rate of 3.59% per annum, maturing October 2026, and a $400 million interest rate swap exchanging one-month SOFR for a rate of 3.41% per annum, maturing January 2028. During 2024, we entered into a $720 million notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. The remaining floating rate portfolio bears interest based on one-month SOFR plus 175 basis points. As of June 30, 2025, excluding letters of credit outstanding of $6 million, we had no amounts of outstanding revolving loans under our Credit Agreement.

Foreign Currency Risk
We have operations in over 20 countries globally. Revenues generated from foreign operations represented approximately 35% of our consolidated net revenues for the three and six months ended June 30, 2025. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the three months ended June 30, 2025. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment income and other, net, in the condensed consolidated statements of operations and were a gain (loss) of $1 million and $(1) million for the three months ended June 30, 2025 and 2024, respectively and a gain (loss) of $1 million and $(2) million for the six months ended June 30, 2025 and 2024, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation gains (losses) totaled approximately $128 million and $(1) million for the three months ended June 30, 2025 and 2024, respectively, and $187 million and $(43) million for the six months ended June 30, 2025 and 2024, respectively.
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
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors contained in Part I, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company did not have any purchases of equity securities during the three months ended June 30, 2025.
ITEM 4. MINE SAFETY DISCLOSURES
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 trading arrangement
During the three months ended June 30, 2025, Ian Ashken, Sir Martin Franklin, and Jim Lillie, directors of the Company, each adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:
On May 7, 2025, Mr. Ashken adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company's common stock (a "Rule 10b5-1 Trading Plan") that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Ashken’s Rule 10b5-1 Trading Plan provides for the sale of up to 759,000 shares of our common stock pursuant to one or more limit orders until June 12, 2026, or earlier if all transactions under the trading arrangement are completed.
On May 8, 2025, Sir Martin Franklin adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Sir Franklin's Rule 10b5-1 Trading Plan provides for the sale of up to 2,700,000 shares of our common stock pursuant to one or more limit orders until March 13, 2026, or earlier if all transactions under the trading arrangement are completed.
On May 9, 2025, Mr. Lillie adopted a Rule 10b5-1 Trading Plan that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Lillie’s Rule 10b5-1 Trading Plan provides for the sale of up to 1,500,000 shares of our common stock pursuant to one or more limit orders until September 11, 2026, or earlier if all transactions under the trading arrangement are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended June 30, 2025.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

3.1
Certificate of Amendment to the Certificate of Incorporation of APi Group Corporation effective May 16, 2025 (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed on May 19, 2025.

3.2*	Certificate of Incorporation of the APi Group Corporation, conformed version that incorporates all amendments through May 16, 2025.

10.1
Amendment No. 8 to Credit Agreement, dated as of May 20, 2025, among APi DE, Inc., as borrower, APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 22, 2025).

31.1*	Certification by Russell A. Becker, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Glenn David Jackola, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Russell A. Becker, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Glenn David Jackola, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

APi GROUP CORPORATION

July 31, 2025	/s/ Russell A. Becker
Russell A. Becker
President and Chief Executive Officer
(Duly Authorized Officer)

July 31, 2025	/s/ Glenn David Jackola
Glenn David Jackola
Chief Financial Officer
(Principal Financial Officer)