Form 10-Q
period 2025-09-30
APi Group Corp
filed 2025-10-30
CIK 1796209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 415,905,916 shares of common stock as of October 23, 2025.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APi Group Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$555	$499
Accounts receivable, net of allowances of $15 and $9 at September 30, 2025 and December 31, 2024, respectively	1,562	1,444
Inventories	148	143
Contract assets	577	453
Prepaid expenses and other current assets	164	119
Total current assets	3,006	2,658

Property and equipment, net	393	379
Operating lease right of use assets	281	268
Goodwill	3,150	2,894
Intangible assets, net	1,636	1,660
Deferred tax assets	52	57
Pension and post-retirement assets	115	120
Other assets	88	116
Total assets	$8,721	$8,152

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$5	$4
Accounts payable	537	497
Contingent consideration and compensation liabilities	29	20
Accrued salaries and wages	390	381
Contract liabilities	672	590
Operating and finance leases	94	90
Other accrued liabilities	304	303
Total current liabilities	2,031	1,885

Long-term debt, less current portion	2,753	2,749
Pension and post-retirement obligations	53	48
Contingent consideration and compensation liabilities	43	22
Operating and finance leases	200	192
Deferred tax liabilities	218	198
Other noncurrent liabilities	147	105
Total liabilities	5,445	5,199

Commitments and contingencies (Note 14)

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 authorized shares and 500,000,000 authorized shares at September 30, 2025 and December 31, 2024, respectively; 415,905,916 shares and 412,167,491 shares issued at September 30, 2025 and December 31, 2024, respectively (excluding 11,916,156 shares declared for stock dividend at December 31, 2024)	—	—
Additional paid-in capital	3,284	3,305
Retained earnings	420	215
Accumulated other comprehensive loss	(428)	(567)
Total shareholders’ equity	3,276	2,953
Total liabilities and shareholders’ equity	$8,721	$8,152

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$2,085	$1,826	$5,794	$5,157
Cost of revenues	1,433	1,259	3,985	3,554
Gross profit	652	567	1,809	1,603
Selling, general, and administrative expenses	489	425	1,419	1,235
Operating income	163	142	390	368
Interest expense, net	34	41	109	110
Investment (income) expense and other, net	(1)	1	(3)	6
Other expense, net	33	42	106	116
Income before income taxes	130	100	284	252
Income tax provision	37	31	79	69
Net income	$93	$69	$205	$183
Net income (loss) attributable to common shareholders:
Less income allocable to Series A Preferred Stock	$(9)	$—	$(21)	$—
Stock dividend on Series B Preferred Stock	—	—	—	(7)
Conversion of Series B Preferred Stock	—	—	—	(372)
Net income (loss) attributable to common shareholders	$84	$69	$184	$(196)
Net income (loss) per common share:
Basic	$0.20	$0.15	$0.44	$(0.49)
Diluted	0.20	0.15	0.43	(0.49)
Weighted average shares outstanding:
Basic	416	412	416	398
Diluted	429	414	425	398
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$93	$69	$205	$183
Other comprehensive income:
Fair value change - derivatives, net of tax benefit of $0, $7, $12, and $1, respectively	5	(22)	(33)	(5)
Foreign currency translation adjustment	(15)	69	172	26
Comprehensive income	$83	$116	$344	$204

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	4,000,000	$—	412,167,491	$—	$3,305	$215	$(567)	$2,953
Net income	—	—	—	—	—	35	—	35
Fair value change - derivatives	—	—	—	—	—	—	(12)	(12)
Foreign currency translation adjustment	—	—	—	—	—	—	59	59
Series A Preferred Stock dividend	—	—	3,815,493	—	—	—	—	—
Share repurchases	—	—	(3,095,573)	—	(75)	—	—	(75)
Profit sharing plan contributions	—	—	928,483	—	24	—	—	24
Share-based compensation and other, net	—	—	1,444,040	—	(2)	—	—	(2)
Balance, March 31, 2025	4,000,000	$—	415,259,934	$—	$3,252	$250	$(520)	$2,982
Net income	—	—	—	—	—	77	—	77
Fair value change - derivatives	—	—	—	—	—	—	(26)	(26)
Foreign currency translation adjustment	—	—	—	—	—	—	128	128
Share-based compensation and other, net	—	—	64,719	—	10	—	—	10
Balance, June 30, 2025	4,000,000	$—	415,324,653	$—	$3,262	$327	$(418)	$3,171
Net income	—	—	—	—	—	93	—	93
Fair value change - derivatives	—	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	—	(15)	(15)
Share-based compensation and other, net	—	—	581,263	—	22	—	—	22
Balance, September 30, 2025	4,000,000	$—	415,905,916	$—	$3,284	$420	$(428)	$3,276

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2023	4,000,000	$—	353,362,974	$—	$2,572	$(11)	$(490)	$2,071
Net income	—	—	—	—	—	45	—	45
Fair value change - derivatives	—	—	—	—	—	—	13	13
Foreign currency translation adjustment	—	—	—	—	—	—	(42)	(42)
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Series A Preferred Stock dividend	—	—	11,916,156	—	—	—	—	—
Series B Preferred Stock dividend	—	—	930,360	—	7	(7)	—	—
Conversion of Series B Preferred Stock, net	—	—	24,390,245	—	214	(17)	—	197
Profit sharing plan contributions	—	—	765,479	—	18	—	—	18
Share-based compensation and other, net	—	—	1,090,214	—	3	—	—	3
Balance, March 31, 2024	4,000,000	$—	392,455,428	$—	$2,814	$10	$(523)	$2,301
Net income	—	—	—	—	—	69	—	69
Fair value change - derivatives	—	—	—	—	—	—	4	4
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Issuance of common shares	—	—	18,975,000	—	458	—	—	458
Share-based compensation and other, net	—	—	49,053	—	8	—	—	8
Balance, June 30, 2024	4,000,000	$—	411,479,481	$—	$3,280	$79	$(524)	$2,835
Net income	—	—	—	—	—	69	—	69
Fair value change - derivatives	—	—	—	—	—	—	(22)	(22)
Foreign currency translation adjustment	—	—	—	—	—	—	69	69
Gain on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(4)	(4)
Share-based compensation and other, net	—	$—	662,849	$—	$20	$—	$—	$20
Balance, September 30, 2024	4,000,000	$—	412,142,330	$—	$3,300	$148	$(481)	$2,967

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$205	$183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63	60
Amortization	179	161
Restructuring charges, net of cash paid	(6)	(15)
Deferred taxes	2	1
Share-based compensation expense	31	26
Profit-sharing expense	23	20
Non-cash lease expense	82	73
Net periodic pension cost	17	20
Other, net	(1)	(22)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(58)	101
Contract assets	(112)	(95)
Inventories	2	1
Prepaid expenses and other current assets	(41)	(28)
Accounts payable	18	(34)
Accrued liabilities and income taxes payable	(1)	(44)
Contract liabilities	67	18
Other assets and liabilities	(93)	(89)
Net cash provided by operating activities	377	337
Cash flows from investing activities:
Acquisitions, net of cash acquired	(174)	(647)
Purchases of property and equipment	(70)	(66)
Proceeds from sales of property and equipment	13	33
Net cash used in investing activities	(231)	(680)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	850
Payments on long-term borrowings	(5)	(335)
Repurchases of common stock	(75)	—
Proceeds from issuance of common shares	—	458
Conversion of Series B Preferred Stock	—	(600)
Payments of acquisition-related consideration	(16)	(7)
Restricted shares tendered for taxes	(20)	(12)
Other financing activities	—	(6)
Net cash (used in) provided by financing activities	(116)	348
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	25	4
Net increase in cash, cash equivalents, and restricted cash	55	9
Cash, cash equivalents, and restricted cash, beginning of period	501	480
Cash, cash equivalents, and restricted cash, end of period	$556	$489
Supplemental cash flow disclosures:
Cash paid for interest, net of interest income	$105	$114
Cash paid for income taxes, net of refunds	92	66
Accrued consideration issued in business combinations	31	21
Shares of common stock issued to profit sharing plan	24	18
Shares of common stock issued for conversion of Series B Preferred Stock	—	569
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
Investments
The Company holds investments in joint ventures, the majority of which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company exercises control over one joint venture that is consolidated into the Company's financial statements and the results for that joint venture for the three and nine months ended September 30, 2025 and 2024 were immaterial. The Company’s share of earnings from the non-consolidated joint ventures was $2 during the three months ended September 30, 2025 and 2024, and $10 and $6 during the nine months ended September 30, 2025 and 2024, respectively. The earnings are recorded within investment (income) expense and other, net in the condensed consolidated statements of operations. The investment balances were $2 and $4 as of September 30, 2025 and December 31, 2024, respectively, and are recorded within other assets in the condensed consolidated balance sheets.
Stock Split
During the second quarter of 2025, the Company executed a three-for-two stock split by issuing a stock dividend of one-half of one share of common stock for each share of common stock. The Company retained the current par value of $0.0001 per share for all common shares. All references to the number of shares outstanding, issued shares, and per share amounts of the Company’s common shares have been restated to reflect the effect of the stock split for all historical periods presented in the Company’s accompanying condensed consolidated financial statements and footnotes thereto.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
The Company has not adopted any additional accounting pronouncements since the 2024 audited consolidated financial statements. See discussion below for information pertaining to the effects of recent accounting pronouncements as updated from the discussion in the Company's Form 10-K filed on February 26, 2025.
In July 2025, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments - Credit Losses (Topic 326): Credit Losses for Accounts Receivable and Contract Assets,

which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under FASB Accounting Standards Codification ("ASC") 606. ASU 2025-05 is effective for the Company's annual and interim periods in fiscal years beginning January 1, 2026, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements and disclosures but does not expect the impact to be material.
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
2025 Acquisitions
During the nine months ended September 30, 2025, the Company completed eleven acquisitions for aggregated consideration transferred of $214, made up of cash paid at closing of $170, cash deposited into escrow of $13, and accrued consideration of $31. The results of operations of these acquisitions are included in the Company's condensed consolidated statements of operations from their respective dates of acquisition and were not material.

2025 Acquisitions
Cash paid at closing	$170
Cash deposited into escrow	13
Accrued consideration	31
Total net consideration	$214

Cash and cash equivalents	$10
Accounts receivable	24
Contract assets	1
Other current assets	1
Property and equipment	2
Intangible assets	81
Goodwill	118
Accounts payable	(7)
Other accrued liabilities	(10)
Contract liabilities	(6)
Net assets acquired	$214

The Company has not finalized its accounting for any of the acquisitions completed during 2025 and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $108.
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
The Company finalized its accounting for the Elevated acquisition during the nine months ended September 30, 2025. The total amount of goodwill from the Elevated acquisition expected to be deductible for tax purposes is $19. See Note 6 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.
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
The Company has not finalized its accounting for acquisition C24 and two of the immaterial acquisitions completed during 2024, and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $84. The results of operations of these acquisitions are included in the Company’s condensed consolidated statements of operations from their respective dates of acquisition and were not material.

	Acquisition A24	Acquisition B24	Acquisition C24	Other 2024 acquisitions
Cash paid at closing	$24	$99	$26	$63
Cash deposited into escrow	—	2	—	—
Accrued consideration	9	—	7	14
Total net consideration	$33	$101	$33	$77

Cash and cash equivalents	$6	$—	$2	$—
Accounts receivable	15	18	10	2
Contract assets	—	2	—	—
Other current assets	2	4	1	1
Property and equipment	2	3	—	3
Intangible assets	8	38	10	33
Goodwill	10	52	16	43
Other assets	—	2	—	—
Accounts payable	(2)	(4)	(2)	—
Other accrued liabilities	(3)	(8)	(2)	(1)
Contract liabilities	(5)	(1)	—	(2)
Deferred tax liabilities	—	(2)	(2)	(2)
Other noncurrent liabilities	—	(3)	—	—
Net assets acquired	$33	$101	$33	$77
For the three months ended September 30, 2025, net revenues and operating income from the Company's material acquisitions that closed over the previous twelve months was $50 and $10, respectively. For the nine months ended September 30, 2025, net revenues and operating income from the Company's material acquisitions that closed over the previous twelve months was $142 and $19, respectively.
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
The total contingent compensation arrangement liability was $4 and $0 as of September 30, 2025 and December 31, 2024, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $16 and $2, inclusive of the $4 and $0, accrued as of September 30, 2025 and December 31, 2024, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.
The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 7 – "Fair Value of Financial Instruments."
The total liability for deferred payments was $38 and $28 as of September 30, 2025 and December 31, 2024, respectively, and is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented.
NOTE 4. RESTRUCTURING
During 2022, the Company announced its multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program included expenses related to workforce reductions, lease termination costs, and other facility rationalization costs. As of the second quarter of 2025, the Chubb restructuring program ended and no additional expenses are expected.
During the nine months ended September 30, 2025 the Company incurred no pre-tax restructuring costs within the Safety Services segment in connection with the Chubb restructuring program. As of September 30, 2025, the Company had $13 in restructuring liabilities recorded in other accrued liabilities on the condensed consolidated balance sheets for this plan. In addition, the Company incurred $3 of related costs during the nine months ended September 30, 2025, which include lease impairment charges, asset write-downs, and consulting fees.

For the restructuring program, employee-related costs consisted of termination benefits provided to employees who were involuntarily terminated and voluntary early retirement benefits. Program related costs include costs incurred as a direct result of the restructuring program such as consulting fees and facility relocation costs.
The following tables summarize the Company's restructuring liabilities for the nine months ended September 30, 2025 and 2024:

December 31, 2024	$15
Charges	4
Payments	(7)
Currency translation adjustment	1
September 30, 2025	$13
In addition to the costs noted above, the Company incurred no asset write-down costs for the three and nine months ended September 30, 2025. The Company incurred program related costs of $0 and $3 for the three and nine months ended September 30, 2025.

December 31, 2023	$32
Charges	5
Payments	(19)
September 30, 2024	$18
In addition to the costs noted above, the Company incurred $0 and $1 asset write-down costs for the three and nine months ended September 30, 2024. The Company also incurred program related costs of $4 and $11 for the three and nine months ended September 30, 2024.
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
The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing, and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the three and nine months ended September 30, 2025 and 2024. During 2025, in conjunction with the movement of the Heating, Ventilation, and Air Conditioning ("HVAC") business from the Safety Services segment to the Specialty Services segment, the Company reassessed the categories by which it disaggregates net revenues. The Company determined the nature, timing, and uncertainty of the cash flows of the HVAC business are consistent with the cash flows of the Specialty Contracting businesses. Additionally, the Company determined the nature, timing, and uncertainty of the cash flows of a distribution business previously included within Specialty Contracting are more consistent with the cash flows of the Fabrication business. As such, prior period amounts in this table have been recast to reflect the current period presentation. See Note 17 – “Segment Information” for additional information. Disaggregated net revenues information is as follows:

	Three Months Ended September 30, 2025
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,403	$—	$1,403
Infrastructure/Utility	—	291	291
Fabrication and Distribution	—	103	103
Specialty Contracting	—	289	289
Corporate and Eliminations	—	—	(1)
Net revenues	$1,403	$683	$2,085

	Three Months Ended September 30, 2024
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,216	$—	$1,216
Infrastructure/Utility	—	283	283
Fabrication and Distribution	—	82	82
Specialty Contracting	—	247	247
Corporate and Eliminations	—	—	(2)
Net revenues	$1,216	$612	$1,826

	Nine Months Ended September 30, 2025
	Safety Services	Specialty Services	Consolidated
Life Safety	$4,032	$—	$4,032
Infrastructure/Utility	—	732	732
Fabrication and Distribution	—	272	272
Specialty Contracting	—	761	761
Corporate and Eliminations	—	—	(3)
Net revenues	$4,032	$1,765	$5,794

	Nine Months Ended September 30, 2024
	Safety Services	Specialty Services	Consolidated
Life Safety	$3,509	$—	$3,509
Infrastructure/Utility	—	734	734
Fabrication and Distribution	—	206	206
Specialty Contracting	—	713	713
Corporate and Eliminations	—	—	(5)
Net revenues	$3,509	$1,653	$5,157

	Three Months Ended September 30, 2025
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$715	$683	$(1)	$1,397
France	170	—	—	170
Other	518	—	—	518
Net revenues	$1,403	$683	$(1)	$2,085

	Three Months Ended September 30, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$570	$612	$(2)	$1,180
France	153	—	—	153
Other	493	—	—	493
Net revenues	$1,216	$612	$(2)	$1,826

	Nine Months Ended September 30, 2025
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$2,016	$1,765	$(3)	$3,778
France	503	—	—	503
Other	1,513	—	—	1,513
Net revenues	$4,032	$1,765	$(3)	$5,794

	Nine Months Ended September 30, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,574	$1,648	$(5)	$3,217
France	472	—	—	472
Other	1,463	5	—	1,468
Net revenues	$3,509	$1,653	$(5)	$5,157
For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at September 30, 2025 was $3,594. The Company expects to recognize revenue on approximately 74% of the remaining performance obligations over the next twelve months.

Contract assets and liabilities
Contract assets and contract liabilities are classified as current in the condensed consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets, and contract liabilities from contracts with customers as of September 30, 2025 and December 31, 2024 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at September 30, 2025	$1,562	$577	$672
Balance at December 31, 2024	1,444	453	590
The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At September 30, 2025 and December 31, 2024, retentions receivable were $182 and $160, respectively, while the portions that may not be received within one year were $43 and $38, respectively.
NOTE 6. GOODWILL AND INTANGIBLES
Goodwill
The following table provides disclosure of goodwill by segment as of September 30, 2025 and December 31, 2024. During 2025, the Company moved the HVAC business from the Safety Services segment to the Specialty Services segment, and segment-related amounts have been recast to reflect this adjustment as of the beginning of the period presented. As a result of the reallocation of goodwill between reportable segments, the Company performed an impairment test for the impacted reporting unit pre-realignment and post-realignment and there was no impairment to be recorded. See Note 17 – “Segment Information” for additional information. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2025 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2024	$2,661	$233	$2,894
Acquisitions	115	3	118
Foreign currency translation and other, net (1)	138	—	138
Goodwill as of September 30, 2025	$2,914	$236	$3,150
(1)    Other includes immaterial measurement period adjustments recorded during the nine months ended September 30, 2025 related to acquisitions for which the measurement period was open during the nine months ended September 30, 2025 (see Note 3 – "Business Combinations").
Intangibles
The Company’s identifiable intangible assets are comprised of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.2	$169	$(168)	$1
Customer relationships	8.8	1,886	(819)	1,067
Trade names and trademarks	10.3	798	(230)	568
Total		$2,853	$(1,217)	$1,636

	December 31, 2024
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	1.3	$171	$(158)	$13
Customer relationships	9.0	1,753	(672)	1,081
Trade names and trademarks	11.1	748	(182)	566
Total		$2,672	$(1,012)	$1,660
Amortization expense recognized on identifiable intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$4	$(1)	$11	$2
Selling, general, and administrative expenses	56	57	168	159
Total intangible asset amortization expense	$60	$56	$179	$161
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

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements at September 30, 2025
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments:
Cash flow hedges:
Interest rate swaps	$—	$1	$—	$1
Cross currency contracts	—	3	—	3
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross currency contracts	—	3	—	3
Net investment hedges – cross currency contracts	—	7	—	7
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	—	7	—	7
Total	$—	$21	$—	$21

Financial liabilities:
Derivatives designated as hedge instruments:
Fair value hedges – cross currency contracts	—	—	—	—
Net investment hedges – cross currency contracts	—	(1)	—	(1)
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	—	(5)	—	(5)
Contingent consideration obligations	—	—	(18)	(18)
Total	$—	$(6)	$(18)	$(24)

	Fair Value Measurements at December 31, 2024
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments:
Cash flow hedges:
Interest rate swaps	$—	$25	$—	$25
Cross currency contracts	—	14	—	14
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross currency contracts	—	54	—	54
Net investment hedges – cross currency contracts	—	28	—	28
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	—	—	—	—
Total	$—	$121	$—	$121

Financial liabilities:
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(13)	(13)
Total	$—	$—	$(13)	$(13)
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
The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs, as well as other information about the contingent consideration obligations:

Nine Months Ended September 30, 2025
Balance as of December 31, 2024	$13
Issuances	9
Settlements	(4)
Balance as of September 30, 2025	$18
Number of open contingent consideration arrangements at the end of the period	11
Maximum potential payout at the end of the period	$18
At September 30, 2025, the remaining open contingent consideration arrangements are set to expire at various dates through 2026. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three and nine months ended September 30, 2025.
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

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Term Loan	$2,157	$2,157	$2,157	$2,155
4.125% Senior Notes	337	324	337	305
4.750% Senior Notes	277	270	277	259
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
Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements do not call for collateral and no cash collateral had been received or pledged related to the underlying derivatives as of September 30, 2025.
The following table presents the fair value of derivative instruments:

	September 30, 2025			December 31, 2024
	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent liabilities	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,840	$1	$—	$1,840	$25	$—
Cross currency contracts	120	3	—	120	14	—
Foreign currency forward contracts	3	—	—	—	—	—
Fair value hedges:
Cross currency contracts	689	3	—	737	54	—
Net investment hedges:
Cross currency contracts	931	7	1	230	28	—
Total derivatives designated as hedging instruments	3,583	14	1	2,927	121	—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	487	7	5	77	—	—
Total derivatives	$4,070	$21	$6	$3,004	$121	$—

The following table presents the after tax effect of derivatives on the condensed consolidated statements of operations:

		Amount of (income) expense recognized in income
Derivatives	Location of (income) expense recognized in the condensed consolidated statements of operations	Three Months Ended September 30,
		2025	2024
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$(2)	$(9)
Cross currency contracts	Investment (income) expense and other, net	—	4
Cross currency contracts	Interest expense, net	—	(1)
Foreign currency forward contracts	Investment (income) expense and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment (income) expense and other, net	(10)	26
Cross currency contracts	Interest expense, net	—	(1)
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	(4)	(1)
Not designated as hedging instruments:
Foreign currency forward contracts	Investment (income) expense and other, net	—	—

		Amount of (income) expense recognized in income
Derivatives	Location of (income) expense recognized in the condensed consolidated statements of operations	Nine Months Ended September 30,
		2025	2024
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$(7)	$(27)
Cross currency contracts	Investment (income) expense and other, net	14	1
Cross currency contracts	Interest expense, net	(1)	(2)
Foreign currency forward contracts	Investment (income) expense and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment (income) expense and other, net	51	11
Cross currency contracts	Interest expense, net	1	(2)
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	(6)	(3)
Not designated as hedging instruments:
Foreign currency forward contracts	Investment (income) expense and other, net	—	—
Currency Effects
The (income) expense from derivatives designed to offset foreign currency exposure and recorded in investment (income) expense and other, net were offset by foreign currency transaction gains and losses resulting in a net loss (gain) of $2 and $(1) for each of the three months ended September 30, 2025 and 2024, respectively, and $1 for the nine months ended September 30, 2025 and 2024.

The following table presents the effect of cash flow and fair value hedge accounting on accumulated other comprehensive loss (income) ("AOCI"):

	Amount of (gain) loss recognized in other comprehensive income		Location of (gain) loss reclassified from AOCI into income	Amount of (gain) loss reclassified from AOCI into income
	Three Months Ended September 30,			Three Months Ended September 30,
Derivatives	2025	2024		2025	2024
Cash flow hedging relationships:
Interest rate swaps	$—	$20	Interest expense, net	$—	$(4)
Cross currency contracts	—	(1)	Investment (income) expense and other, net	—	4
Forward currency forward contracts	—	—	Investment (income) expense and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	—	(3)	Investment (income) expense and other, net	(12)	25
			Interest expense, net	—	—
Net investment hedging relationships:
Cross currency contracts	(5)	5	Interest expense, net	(3)	1

	Amount of (gain) loss recognized in other comprehensive income		Location of (gain) loss reclassified from AOCI into income	Amount of (gain) loss reclassified from AOCI into income
	Nine Months Ended September 30,			Nine Months Ended September 30,
Derivatives	2025	2024		2025	2024
Cash flow hedging relationships:
Interest rate swaps	$18	$8	Interest expense, net	$—	$(12)
Cross currency contracts	(2)	—	Investment (income) expense and other, net	14	1
Forward currency forward contracts	—	—	Investment (income) expense and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	(1)	(3)	Investment (income) expense and other, net	48	10
			Interest expense, net	2	—
Net investment hedging relationships:
Cross currency contracts	18	—	Interest expense, net	(3)	—
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
As of September 30, 2025, the Company had $1,840 notional amount outstanding in the 2026 Interest Rate Swap, the 2028 Interest Rate Swap, and the 2029 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (SOFR) payments for its SOFR based term loan of $2,157. As of September 30, 2025, the weighted average fixed rate of interest on these swaps was approximately 3.52%. Variations in the assets and liability balances related to the swaps are primarily driven by changes in the applicable forward yield curves related to SOFR.
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
Fair value hedges
The Company uses cross-currency swaps designated as fair value hedges to manage exposure from intercompany loans subject to foreign exchange risks. In 2024, a AUD swap ($16 USD equivalent, maturing June 2029) was added to the existing GBP, CAD, and EUR swaps (totaling $721 USD equivalent, maturing January 2027). During the nine months ended September 30, 2025, the Company partially terminated its CAD swap, resulting in the reclassification of a portion of losses totaling $2 from AOCI to interest expense, net in its condensed consolidated statements of operations. Following the partial termination of the CAD swap, there was $689 USD equivalent notional outstanding.
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
Net investment hedges
The Company has net investments in foreign subsidiaries subject to changes in foreign currency exchange rates. During the second quarter of 2025, the Company entered into a $701 notional foreign currency swap designated as a net investment hedge ("2025 net investment hedge") for a portion of the Company’s net investments in Euro-denominated subsidiaries. In 2021, the Company entered into a $230 notional foreign currency swap designated as a net investment hedge ("2021 net investment hedge") for a portion of the Company’s net investments in Euro-denominated subsidiaries. Gains and losses resulting from a change in fair value of the net investment hedges are offset by gains and losses on the underlying foreign currency exposure and are included in AOCI in the condensed consolidated balance sheets. The Company evaluates the effectiveness of its net investment hedges at inception and on an ongoing basis. If a net investment hedge is no longer expected to be effective, the Company discontinues hedge accounting prospectively.
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
Foreign currency contracts
The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on confirmed foreign currency transactions, including inventory purchases and intercompany charges and other payments. These forward contracts are undesignated for hedge accounting purposes. The changes in fair value of these contracts are recorded in investment (income) expense and other, net.
NOTE 9. PROPERTY AND EQUIPMENT, NET
The components of property and equipment as of September 30, 2025 and December 31, 2024 are as follows:

	Estimated Useful Lives (In Years)	September 30, 2025	December 31, 2024
Land	N/A	$21	$21
Building	39	103	100
Machinery, equipment, and office equipment	1-20	434	372
Autos and trucks	4-10	123	113
Leasehold improvements	1-15	60	47
Total cost		741	653
Accumulated depreciation		(348)	(274)
Property and equipment, net		$393	$379
Depreciation expense related to property and equipment, including finance leases, was $21 during the three months ended September 30, 2025 and 2024, and $63 and $60 during the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the condensed consolidated statements of operations.

NOTE 10. DEBT
Debt obligations consist of the following:

	Maturity Date	September 30, 2025	December 31, 2024
Term loan facility
2021 Term Loan	January 3, 2029	$2,157	$2,157
Revolving Credit Facility	May 20, 2030	—	—
Senior notes
4.125% Senior Notes	July 15, 2029	337	337
4.750% Senior Notes	October 15, 2029	277	277
Other obligations		5	5
Total debt obligations		2,776	2,776
Less: unamortized deferred financing costs		(18)	(23)
Total debt, net of deferred financing costs		2,758	2,753
Less: short-term and current portion of long-term debt		(5)	(4)
Long-term debt, less current portion		$2,753	$2,749
Term loan facility
As of September 30, 2025, the Company had $2,157 of principal outstanding under the incremental term loan (the "2021 Term Loan") with a maturity date of January 3, 2029. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 0.75% or (2) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.75%.
The interest rate applicable to borrowings under the $750 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 0.50%, or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.50%.
As of September 30, 2025 and December 31, 2024, the Company had no amounts outstanding under the Revolving Credit Facility, and $744 and $494 was available at September 30, 2025 and December 31, 2024, respectively, after giving effect to $6 of outstanding letters of credit.
In the second quarter of 2025, the Company completed its Eighth Amendment to its credit agreement, which increased the Revolving Credit Facility from $500 to $750, extended the facility's maturity to five years from the date of the Eighth Amendment, reduced the applicable margin by 75 basis points, and eliminated the credit spread adjustment ("CSA").
During the first quarter of 2025, the Company completed its Seventh Amendment to its credit agreement, repricing the 2021 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 25 basis points.
During 2024, the Company completed its Sixth Amendment to its credit agreement, refinancing the 2021 Term Loan by increasing its principal amount and lowering the interest margin by 50 basis points. The amendment also removed the CSA. In connection with this transaction, the Company added approximately $550 of incremental principal to the 2021 Term Loan. The proceeds were used to fully repay the remaining $330 balance of the 2019 Term Loan, to pay down $100 outstanding under the Revolving Credit Facility, and for general corporate purposes, including partial funding of the Elevated acquisition.
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
As of September 30, 2025 and December 31, 2024, the Company was in compliance with all applicable debt covenants.

Swap activity
As of September 30, 2025, the Company had the 2026 Interest Rate Swap with $720 of notional value, exchanging one-month SOFR for a fixed rate of 3.59% per annum and the 2028 Interest Rate Swap with aggregate $400 notional value, exchanging one-month SOFR for a rate of 3.41%. Accordingly, the Company's fixed interest rate per annum on the swapped $720 notional value of the term loans is 5.34% and the swapped $400 notional value of the term loans is 5.16% through the maturity of the swaps. The remaining $1,037 of the term loan balance will bear interest based on one-month SOFR plus 175 basis points, and the rate will fluctuate as SOFR fluctuates. During 2024, the Company entered into a $720 notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. Refer to Note 8 – "Derivatives" for additional information.
Senior notes
4.125% Senior Notes
During 2022, the Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (the “4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The balance as of September 30, 2025 was $337.
4.750% Senior Notes
During 2022, the Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes") issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries. The balance as of September 30, 2025 was $277.
The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of September 30, 2025, and December 31, 2024.
Other obligations
As of September 30, 2025 and December 31, 2024, the Company had $5 in notes outstanding for working capital purposes and the acquisition of equipment and vehicles.
NOTE 11. INCOME TAXES
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The comparison of the Company’s income tax provision between periods may be impacted by the level and mix of earnings and losses by tax jurisdiction, foreign income tax rate differentials, and discrete items. The Company’s effective tax rate was 28.2% and 30.9% for the three months ended September 30, 2025 and 2024, and 27.6% and 27.2% for the nine months ended September 30, 2025, and 2024, respectively. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the three and nine months ended September 30, 2025 and 2024 is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.
As of September 30, 2025, the Company’s deferred tax assets included a valuation allowance of $97 primarily related to certain net operating loss, capital loss, and tax credit carryforwards of the Company’s foreign subsidiaries. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.
As of September 30, 2025, the Company had gross federal, state, and foreign net operating loss carryforwards of approximately $1, $21, and $88, respectively. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2029. The foreign net operating losses have carryback periods of three years, carryforward periods of twenty years, or are indefinite, and begin to expire in 2025.
The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities in the condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the condensed consolidated statements of operations. As of September 30, 2025, and December 31, 2024, the total gross unrecognized tax benefits were $10 and $9, respectively. The Company accrued gross interest and penalties as of September 30, 2025 and December 31, 2024 of $4 and $3, respectively. During the three and nine months ended September 30, 2025 and 2024, the Company recognized net interest expense of less than $1 for both periods.
If all of the Company’s unrecognized tax benefits as of September 30, 2025 were recognized, $13 would impact the Company’s effective tax rate. The Company expects $1 of unrecognized tax benefits to expire in the next twelve months due to lapses in the statute of limitations.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. As of September 30, 2025, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2015. There are various other audits in state and foreign jurisdictions.
On July 4, 2025, the “One Big Beautiful Bill Act” was enacted into law. The legislation includes several changes to federal tax law including permanent extension of certain expiring Tax Cuts and Jobs Act provisions and modifications to US taxation of foreign activity. Certain provisions will be effective for 2025, while others will be effective for tax years beginning after December 31, 2025. The Company has evaluated the impact of the legislation and incorporated the applicable tax provisions into its consolidated financial statements for the current reporting period.
NOTE 12. EMPLOYEE BENEFIT PLANS
Defined benefit pension plans
The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants and frozen for accrual of future service.
The components of the net periodic pension cost for the defined benefit pension plans are as follows:

	Three Months Ended September 30,
	2025	2024
Service cost	$1	$1
Interest cost	17	15
Expected return on plan assets	(17)	(16)
Amortization of actuarial losses	5	6
Net periodic pension cost	$6	$6

	Nine Months Ended September 30,
	2025	2024
Service cost	$3	$4
Interest cost	49	45
Expected return on plan assets	(51)	(47)
Amortization of actuarial losses	16	16
Net periodic pension cost	$17	$18
Multiemployer pension plans
Certain subsidiaries of the Company contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within cost of revenues on the condensed consolidated statements of operations. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time and the plans in which they participate vary depending upon the location, the number of ongoing projects, and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $26 and $25 during the three months ended September 30, 2025 and 2024, respectively, and $73 and $69 during the nine months ended September 30, 2025 and 2024, respectively.

Profit sharing plans
The Company has a trustee-administered profit-sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors, which may be settled in shares of the Company's common stock or in cash. In connection with these plans, the Company recognized $9 in expense for shares distributed to eligible employees during the three months ended September 30, 2025 and 2024, and $23 and $20 in expense during the nine months ended September 30, 2025 and 2024, respectively.
Employee stock purchase plan
Most of the Company’s employees in the U.S. and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. The Company recognized $2 and $1 of expense during the three months ended September 30, 2025 and 2024, respectively and $6 and $4 of expense during the nine months ended September 30, 2025 and 2024, respectively.
NOTE 13. RELATED-PARTY TRANSACTIONS
The Company incurred advisory fees of $1 during both the three months ended September 30, 2025 and 2024, and $3 during each of the nine months ended September 30, 2025 and 2024, in each case payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors. In addition, dividends for Series A Preferred Stock declared as of December 31, 2024 and December 31, 2023 were settled in 3,815,493 shares and 11,916,156 shares, respectively, issued during January 2025 and January 2024, respectively. The shares were issued to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company's Board of Directors.
During 2022, the Company issued and sold 800,000 shares of the Company’s 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $800. Of the 800,000 shares issued and sold, 200,000 shares were sold to Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), which is the aggregate owner of more than 5% of the Company's outstanding stock, for an aggregate purchase price of $200. During the nine months ended September 30, 2024, the Company issued dividends of 232,589 shares of common stock on the Series B Preferred Stock held by Viking Purchasers, with 106,197 shares declared in February 2024 and 126,392 shares declared in December 2023.
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

The outstanding liability for these obligations of $14 and $15 was included in other noncurrent liabilities as of September 30, 2025 and December 31, 2024, respectively.
NOTE 15. SHAREHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
Shareholders' equity
Series A Preferred Stock
The Company had 4,000,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2025 ("Series A Preferred Stock"). The Series A Preferred Stock will be convertible into 6,000,000 shares of Common Stock upon conversion pursuant to the Company’s Certificate of Incorporation.
Stock Repurchases
During the second quarter of 2025, the Company's Board of Directors authorized a new share repurchase program ("SRP") to purchase up to $1,000 of shares of the Company's common stock. The timing, amount and manner of any repurchases under the new repurchase program will be determined at the discretion of the Company's leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for our common stock. The share repurchase program is open-ended and does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by the Company at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and the Company may enter into Rule 10b5-1 trading plans in connection with such repurchases. This new authorization replaces the Company's previous share repurchase authorization announced in 2024. During the nine months ended September 30, 2025 and 2024, the Company repurchased 3,095,573 and 24,390,240 shares of common stock for approximately $75 and $600, respectively. As of September 30, 2025, the Company had $1,000 of authorized repurchases remaining under the SRP.
Authorized Shares
During the second quarter of 2025, upon the recommendation of the Company's Board of Directors, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, par value $0.0001 per share, from 500,000,000 to 1,000,000,000 shares.
Stock Split
During the second quarter of 2025, the Company executed a three-for-two stock split by issuing a stock dividend of one-half of one share of common stock for each share of common stock. No shares of common stock were issued to the holders of the Company’s Series A Preferred Stock in connection with the stock split. The Company retained the current par value of $0.0001 per share for all common shares. All references to the number of shares outstanding, issued shares, and per share amounts of the Company’s common shares have been restated to reflect the effect of the stock split for all historical periods presented in the Company’s accompanying condensed consolidated financial statements and footnotes thereto.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per common share:
Net income	$93	$69	$205	$183
Less income allocable to Series A Preferred Stock	(9)	(7)	(21)	—
Less stock dividend attributable to Series B Preferred Stock	—	—	—	(7)
Less conversion of Series B Preferred Stock	—	—	—	(372)
Net income (loss) attributable to common shareholders	$84	$62	$184	$(196)

Weighted average shares outstanding - basic	415,810,670	411,960,552	415,643,571	397,963,322
Income (loss) per common share - basic	$0.20	$0.15	$0.44	$(0.49)

Diluted earnings per common share:
Net income	$93	$69	$205	$183
Less income allocable to Series A Preferred Stock	(9)	(7)	(21)	—
Less stock dividend attributable to Series B Preferred Stock	—	—	—	(7)
Less conversion of Series B Preferred Stock	—	—	—	(372)
Net income (loss) attributable to common shareholders - diluted	$84	$62	$184	$(196)

Weighted average shares outstanding - basic	415,810,670	411,960,552	415,643,571	397,963,322
Dilutive securities: (1)
Restricted stock units, warrants, and stock options	1,730,939	1,919,375	1,312,689	—
Shares issuable pursuant to the Series A Preferred Stock dividend (2)	11,924,537	—	7,713,638	—
Weighted average shares outstanding - diluted	429,466,146	413,879,927	424,669,898	397,963,322
Income (loss) per common share - diluted	$0.20	$0.15	$0.43	$(0.49)
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
b.For the nine months ended September 30, 2024, the year-to-date impact of 187,500 stock options to purchase the same number of common shares.
c.For the nine months ended September 30, 2024, 1,919,375 time-based, performance-based, and market-based restricted stock units.
(2)For the three and nine months ended September 30, 2025, dilutive securities include common share equivalents which represent the annual dividend, payable in the form of common shares or cash at the Company's sole option, that Series A Preferred Shares would be entitled to receive assuming that the volume weighted average price of the Company’s common shares for the last ten trading days of the period would be the same average price during the last ten trading days of the calendar year. The holders of the Series A Preferred Stock are entitled to receive an annual dividend based on the increase in the market price of the Company’s common stock (the "Annual Dividend Amount"). The Annual Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 211,791,957 shares. During 2025, the Annual Dividend amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $24.8713. During 2024, the Annual Dividend amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $22.6310.
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
Segment earnings is the measure of profitability used by the CODM to manage the segments and, accordingly, in segment reporting. Segment earnings is defined as earnings before interest, taxes, depreciation, and amortization and after adjustments for non-recurring items. Adjustments include expenses that management deems are non-recurring in nature and not indicative of the Company’s core operating results. These adjustments include expenses related to business transformation and other expenses for the integration of acquired businesses, the impact and results of businesses classified as held-for-sale and divested, and one-time and other events such as impairment charges, restructuring costs, transaction and other costs related to acquisitions, amortization of intangible assets, and non-service pension cost or benefit.
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

Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of segment earnings to income before income taxes:

	Three Months Ended September 30, 2025
	Safety Services	Specialty Services	Total
Revenues from external customers	$1,403	$682	$2,085
Intersegment revenues	—	1	1
Net revenues	1,403	683	2,086

Reconciliation of revenue:
Elimination of intersegment revenues			(1)
Total consolidated revenues			$2,085

Less: (a)
Segment cost of revenues(b)	879	550
Segment operating expenses (c)	302	65
Plus:
Segment other income/expense	5	2
Depreciation	9	11
Segment earnings	$236	$81	$317

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(36)
Interest income/(expense)			(34)
Depreciation			(21)
Amortization			(60)
Contingent consideration and compensation			(1)
Non-service pension cost			(5)
Systems and business enablement			(31)
Business process transformation expenses			—
Acquisition and divestiture related expenses			2
Restructuring program related costs			—
Other			(1)
Income before income taxes			$130

Asset information:
Total assets	$6,768	$1,436	$8,204
Capital expenditures	8	10	18
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

	Three Months Ended September 30, 2024
	Safety Services	Specialty Services	Total
Revenues from external customers	$1,215	$611	$1,826
Intersegment revenues	1	1	2
Net revenues	1,216	$612	$1,828

Reconciliation of revenue:
Elimination of intersegment revenues			(2)
Total consolidated revenues			$1,826

Less: (a)
Segment cost of revenues (b)	772	490
Segment operating expenses (c)	258	58
Plus:
Segment other income/expense	4	2
Depreciation	9	12
Segment earnings	$199	$78	$277

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(32)
Interest income/(expense)			(41)
Depreciation			(21)
Amortization			(56)
Contingent consideration and compensation			(1)
Non-service pension cost			(7)
Systems and business enablement			—
Business process transformation expenses			(13)
Acquisition and divestiture related expenses			(2)
Restructuring program related costs			(4)
Other			—
Income before income taxes			$100

Asset information:
Total assets	$6,380	$1,393	$7,773
Capital expenditures	7	13	20
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

	Nine Months Ended September 30, 2025
	Safety Services	Specialty Services	Total
Revenues from external customers	$4,031	$1,763	$5,794
Intersegment revenues	1	2	3
Net revenues	4,032	1,765	5,797

Reconciliation of revenue:
Elimination of intersegment revenues			(3)
Total consolidated revenues			$5,794

Less: (a)
Segment cost of revenues(b)	2,533	1,443
Segment operating expenses (c)	865	185
Plus:
Segment other income/expense	6	11
Depreciation	27	33
Segment earnings	$667	$181	$848

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(102)
Interest income/(expense)			(109)
Depreciation			(63)
Amortization			(179)
Contingent consideration and compensation			(2)
Non-service pension cost			(14)
Systems and business enablement			(61)
Business process transformation expenses			(4)
Acquisition and divestiture related expenses			(12)
Restructuring program related costs			(14)
Other			(4)
Income before income taxes			$284

Asset information:
Total assets	$6,768	$1,436	$8,204
Capital expenditures	22	30	52
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

	Nine Months Ended September 30, 2024
	Safety Services	Specialty Services	Total
Revenues from external customers	$3,508	$1,649	$5,157
Intersegment revenues	1	4	5
Net revenues	$3,509	$1,653	$5,162

Reconciliation of revenue:
Elimination of intersegment revenues			(5)
Total consolidated revenues			$5,157

Less: (a)
Segment cost of revenues (b)	2,233	1,322
Segment operating expenses (c)	749	179
Plus:
Segment other income/expense	4	7
Depreciation	23	35
Segment earnings	$554	$194	$748

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(97)
Interest income/(expense)			(110)
Depreciation			(60)
Amortization			(161)
Contingent consideration and compensation			(5)
Non-service pension cost			(17)
Systems and business enablement			—
Business process transformation expenses			(26)
Acquisition and divestiture related expenses			(11)
Restructuring program related costs			(17)
Other			8
Income before income taxes			$252

Asset information:
Total assets	$6,380	$1,393	$7,773
Capital expenditures	17	37	54
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
RECENT DEVELOPMENTS AND CERTAIN FACTORS AND TRENDS AFFECTING OUR RESULTS OF OPERATIONS
Acquisitions
For information about our acquisition activity, see Note 3 – "Business Combinations" to our condensed consolidated financial statements included herein.
Stock Split
On June 30, 2025, we executed a three-for-two stock split by issuing a stock dividend of one-half of one share of common stock for each share of common stock.
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
During the nine months ended September 30, 2025, we incurred no pre-tax restructuring costs within the Safety Services segment in connection with the Chubb restructuring program.
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

Investment (income) expense and other, net
Investment (income) expense and other, net includes (income) expense from foreign currency forward contracts, cross-currency swaps, joint ventures, non-service pension cost, and other miscellaneous items. Non-service pension cost reflects the sum of the components of pension expense not related to service expense, i.e. interest expense, expected return on assets, and amortizations of prior service expenses and actuarial gains and losses.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For information regarding our Critical Accounting Policies, see the “Critical Accounting Policies” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
RESULTS OF OPERATIONS
The following is a discussion of our financial condition and results of operations during the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024. During 2025, the Company moved the HVAC business from the Safety Services segment to the Specialty Services segment, and prior period amounts in this discussion have been recast to reflect the current period presentation.
Three months ended September 30, 2025 compared to the three months ended September 30, 2024

	Three Months Ended September 30,		Change
($ in millions)	2025	2024	$	%
Net revenues	$2,085	$1,826	$259	14.2%
Cost of revenues	1,433	1,259	174	13.8%
Gross profit	652	567	85	15.0%
Selling, general, and administrative expenses	489	425	64	15.1%
Operating income	163	142	21	14.8%
Interest expense, net	34	41	(7)	(17.1)%
Investment (income) expense and other, net	(1)	1	(2)	(200.0)%
Other expense, net	33	42	(9)	(21.4)%
Income before income taxes	130	100	30	30.0%
Income tax provision	37	31	6	19.4%
Net income	$93	$69	$24
Net revenues
Net revenues for the three months ended September 30, 2025 were $2,085 million compared to $1,826 million for the same period in 2024, an increase of $259 million or 14.2%. The increase in net revenues was driven by growth in inspection, service, and monitoring revenues, strong growth in project revenues, acquisitions, and pricing improvements.
Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Change
($ in millions)	2025	2024	$	%
Gross profit	$652	$567	$85	15.0%
Gross margin	31.3%	31.1%
Our gross profit for the three months ended September 30, 2025 was $652 million compared to $567 million for the same period in 2024, an increase of $85 million or 15.0%. Gross margin for the three months ended September 30, 2025 was 31.3%, an increase of 20 basis points compared to the prior year period. The increase was primarily driven by disciplined customer and project selection and pricing improvements, partially offset by mix.

Operating expenses
The following table presents operating expenses for the three months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Change
($ in millions)	2025	2024	$	%
Selling, general, and administrative expenses	$489	$425	$64	15.1%
SG&A expenses as a % of net revenues	23.5%	23.3%

SG&A expenses (excluding amortization) (non-GAAP)	$433	$368	$65	17.7%
SG&A expenses (excluding amortization) as a % of net revenues (non-GAAP)	20.8%	20.2%
Selling, general, and administrative expenses
Our SG&A expenses for the three months ended September 30, 2025 were $489 million compared to $425 million for the same period in 2024, an increase of $64 million. SG&A expenses as a percentage of net revenues was 23.5% during the three months ended September 30, 2025 compared to 23.3% for the same period in 2024. The increase in SG&A expenses was primarily driven by non-recurring systems and business enablement expenses, investments to support growth, and SG&A expenses from acquisitions completed during the last year. Our SG&A expenses excluding amortization for the three months ended September 30, 2025 were $433 million, or 20.8% of net revenues, compared to $368 million, or 20.2% of net revenues, for the same period of 2024. The increase in SG&A expenses excluding amortization as a percentage of net revenues is primarily due to the factors discussed above. See the discussion and reconciliation of our non-GAAP financial measures below.
Interest expense, net
Interest expense was $34 million and $41 million for the three months ended September 30, 2025 and 2024, respectively. The decrease in interest expense was primarily due to a decrease in floating rates, partially offset by the discontinuation of benefits from certain derivatives.
Investment (income) expense and other, net
Investment (income) expense and other, net was $(1) million for the three months ended September 30, 2025 compared to $1 million of expense for the same period of 2024. The change in investment (income) expense and other, net was primarily due to a gain associated with the impact of foreign currency exchange rates in the current year compared to a loss in the prior year.
Income tax provision
The effective tax rate for the three months ended September 30, 2025 was 28.2% compared to 30.9% in the same period of 2024. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.
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

Net income and adjusted EBITDA
The following table presents net income and adjusted EBITDA for the three months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30,		Change
($ in millions)	2025	2024	$	%
Net income	$93	$69	$24	34.8%
Adjusted EBITDA (non-GAAP)	281	245	36	14.7%
Net income as a % of net revenues	4.5%	3.8%
Adjusted EBITDA as a % of net revenues	13.5%	13.4%
Our net income for the three months ended September 30, 2025 was $93 million compared to $69 million for the same period in 2024, an increase of $24 million. The increase is attributable to strong revenue growth and gross margin expansion previously referenced, partially offset by the increase in SG&A expenses discussed above. Net income as a percentage of net revenues for the three months ended September 30, 2025 and 2024 was 4.5% and 3.8%, respectively. Adjusted EBITDA for the three months ended September 30, 2025 was $281 million compared to $245 million for the same period in 2024, an increase of $36 million. The growth in adjusted EBITDA was driven by the same factors that explained the increase in net income.
Segment Results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024

	Net Revenues
	Three Months Ended September 30,		Change
($ in millions)	2025	2024	$	%
Safety Services	$1,403	$1,216	$187	15.4%
Specialty Services	683	612	71	11.6%
Corporate and Eliminations	(1)	(2)	NM	NM
	$2,085	$1,826	$259	14.2%

	Segment Earnings
	Three Months Ended September 30,		Change
($ in millions)	2025	2024	$	%
Safety Services	$236	$199	$37	18.6%
Safety Services segment earnings as a % of net revenues	16.8%	16.4%
Specialty Services	$81	$78	$3	3.8%
Specialty Services segment earnings as a % of net revenues	11.9%	12.7%
Corporate and Eliminations	$(36)	$(32)	NM	NM
Adjusted EBITDA (non-GAAP)	$281	$245	$36	14.7%
NM = Not meaningful
The following discussion breaks down the net revenues and segment earnings by operating segment for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Safety Services
Safety Services net revenues for the three months ended September 30, 2025 increased by $187 million or 15.4% compared to the same period in 2024. The increase was driven by growth in inspection, service, and monitoring revenues, strong growth in project revenues, acquisitions, and pricing improvements.
Safety Services segment earnings as a percentage of net revenues for the three months ended September 30, 2025 and 2024 was approximately 16.8% and 16.4%, respectively. The increase was primarily due to disciplined customer and project selection as well as pricing improvements leading to margin expansion in inspection, service, and monitoring revenues and project revenues, partially offset by investments to support growth.
Specialty Services
Specialty Services net revenues for the three months ended September 30, 2025 increased by $71 or 11.6% compared to the same period in 2024. The increase was driven by strong growth in project revenues.
Specialty Services segment earnings as a percentage of net revenues for the three months ended September 30, 2025 and 2024 was approximately 11.9% and 12.7%, respectively. The decrease was primarily due to increased project starts, mix, and increased material costs.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

	Nine Months Ended September 30,		Change
($ in millions)	2025	2024	$	%
Net revenues	$5,794	$5,157	$637	12.4%
Cost of revenues	3,985	3,554	431	12.1%
Gross profit	1,809	1,603	206	12.9%
Selling, general, and administrative expenses	1,419	1,235	184	14.9%
Operating income	390	368	22	6.0%
Interest expense, net	109	110	(1)	(0.9)%
Investment (income) expense and other, net	(3)	6	9	(150.0)%
Other expense, net	106	116	(10)	(8.6)%
Income before income taxes	284	252	32	12.7%
Income tax provision	79	69	10	14.5%
Net income	$205	$183	$22
Net revenues
Net revenues for the nine months ended September 30, 2025 were $5,794 million compared to $5,157 million for the same period in 2024, an increase of $637 million or 12.4%. The increase in net revenues was driven by growth in inspection, service, and monitoring revenues, strong growth in project revenues, acquisitions, and pricing improvements.
Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,		Change
($ in millions)	2025	2024	$	%
Gross profit	$1,809	$1,603	$206	12.9%
Gross margin	31.2%	31.1%
Our gross profit for the nine months ended September 30, 2025 was $1,809 million compared to $1,603 million for the same period in 2024, an increase of $206 million or 12.9%. Gross margin for the nine months ended September 30, 2025 was 31.2%, an increase of 10 basis points compared to the prior year period. The increase was primarily driven by disciplined customer and project selection and pricing improvements, partially offset by mix.

Operating expenses
The following table presents operating expenses for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,		Change
($ in millions)	2025	2024	$	%
Selling, general, and administrative expenses	$1,419	$1,235	$184	14.9%
SG&A expense as a % of net revenues	24.5%	23.9%

SG&A expenses (excluding amortization) (non-GAAP)	$1,251	$1,076	$175	16.3%
SG&A expenses (excluding amortization) as a % of net revenues (non-GAAP)	21.6%	20.9%
Selling, general, and administrative expenses
Our SG&A expenses for the nine months ended September 30, 2025 were $1,419 million compared to $1,235 million for the same period in 2024, an increase of $184 million. SG&A expenses as a percentage of net revenues was 24.5% during the nine months ended September 30, 2025 compared to 23.9% for the same period in 2024. The increase in SG&A expenses was primarily driven by non-recurring systems and business enablement expenses, investments to support growth, and SG&A expenses from acquisitions completed during the last year. Our SG&A expenses excluding amortization for the nine months ended September 30, 2025 were $1,251 million, or 21.6% of net revenues, compared to $1,076 million, or 20.9% of net revenues, for the same period of 2024. The increase in SG&A expenses excluding amortization as a percentage of net revenues is primarily due to the factors discussed above. See the discussion and reconciliation of our non-GAAP financial measures below.
Interest expense, net
Interest expense was $109 million and $110 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in interest expense was primarily due to a decrease in floating rates, partially offset by discontinuation of benefits from certain derivatives.
Investment (income) expense and other, net
Investment (income) expense and other, net was $(3) million for the nine months ended September 30, 2025 compared to $6 million of expense for the same period of 2024. The change in investment (income) expense and other, net was primarily due to a gain associated with the impact of foreign currency exchange rates in the current year compared to a loss in the prior year.
Income tax provision
The effective tax rate for the nine months ended September 30, 2025 was 27.6% compared to 27.2% in the same period of 2024. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.

Net income and adjusted EBITDA
The following table presents net income and adjusted EBITDA for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30,		Change
($ in millions)	2025	2024	$	%
Net income	$205	$183	$22	12.0%
Adjusted EBITDA (non-GAAP)	746	651	95	14.6%
Net income as a % of net revenues	3.5%	3.5%
Adjusted EBITDA as a % of net revenues	12.9%	12.6%
Our net income for the nine months ended September 30, 2025 was $205 million compared to $183 million for the same period in 2024, a increase of $22 million. The increase is attributable to strong revenue growth and gross margin expansion previously referenced, partially offset by the increase in SG&A expenses discussed above. Net income as a percentage of net revenues for the nine months ended September 30, 2025 and 2024 was 3.5% and 3.5%, respectively. Adjusted EBITDA for the nine months ended September 30, 2025 was $746 million compared to $651 million for the same period in 2024, an increase of $95 million. The growth in adjusted EBITDA was driven by the same factors that explained the increase in net income. See the discussion and reconciliation of our non-GAAP financial measures below.
Segment Results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

	Net Revenues
	Nine Months Ended September 30,		Change
($ in millions)	2025	2024	$	%
Safety Services	$4,032	$3,509	$523	14.9%
Specialty Services	1,765	1,653	112	6.8%
Corporate and Eliminations	(3)	(5)	NM	NM
	$5,794	$5,157	$637	12.4%

	Segment Earnings
	Nine Months Ended September 30,		Change
($ in millions)	2025	2024	$	%
Safety Services	$667	$554	$113	20.4%
Safety Services segment earnings as a % of net revenues	16.5%	15.8%
Specialty Services	$181	$194	$(13)	(6.7%)
Specialty Services segment earnings as a % of net revenues	10.3%	11.7%
Corporate and Eliminations	$(102)	$(97)	NM	NM
Adjusted EBITDA (non-GAAP)	$746	$651	$95	14.6%
NM = Not meaningful
The following discussion breaks down the net revenues and segment earnings by operating segment for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Safety Services
Safety Services net revenues for the nine months ended September 30, 2025 increased by $523 million or 14.9% compared to the same period in 2024. The increase was driven by growth in inspection, service, and monitoring revenues, strong growth in project revenues, acquisitions, and pricing improvements.
Safety Services segment earnings as a percentage of net revenues for the nine months ended September 30, 2025 and 2024 was approximately 16.5% and 15.8%, respectively. The increase was primarily due to disciplined customer and project selection as well as pricing improvements leading to margin expansion in inspection, service, and monitoring revenues and project revenues, partially offset by investments to support growth.
Specialty Services
Specialty Services net revenues for the nine months ended September 30, 2025 increased by $112 or 6.8% compared to the same period in 2024. The increase was driven by strong growth in project revenues.
Specialty Services segment earnings as a percentage of net revenues for the nine months ended September 30, 2025 and 2024 was approximately 10.3% and 11.7%, respectively. The decrease was primarily due to increased project starts, mix, and increased material costs.
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
The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization) for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2025	2024
Reported SG&A expenses	$489	$425
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(56)	(57)
SG&A expenses (excluding amortization)	$433	$368

	Nine Months Ended September 30,
($ in millions)	2025	2024
Reported SG&A expenses	$1,419	$1,235
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(168)	(159)
SG&A expenses (excluding amortization)	$1,251	$1,076
Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) is the measure of profitability used by management to manage the business. Adjustments include expenses that are non-recurring in nature and that may not be indicative of the Company’s core operating results, including systems and business enablement expenses, business process transformation expenses, the impact and results of businesses classified as assets held-for-sale and divested, and one-time and other infrequent events such as impairment charges, restructuring costs, transaction and other costs related to acquisitions and divestitures, non-service pension cost, and miscellaneous capital market activities. We supplement the reporting of our consolidated financial information with adjusted EBITDA. We believe this non-GAAP measure provides meaningful information and helps investors understand our financial results and assess our prospects for future performance.
The following table presents a reconciliation of net income to adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2025	2024
Reported net income	$93	$69
Adjustments to reconcile net income to adjusted EBITDA:
Interest expense, net	34	41
Income tax provision	37	31
Depreciation	21	21
Amortization	60	56
Contingent consideration and compensation	1	1
Non-service pension cost	5	7
Systems and business enablement	31	—
Business process transformation expenses	—	13
Acquisition and divestiture related expenses	(2)	2
Restructuring program related costs	—	4
Other	1	—
Adjusted EBITDA	$281	$245

	Nine Months Ended September 30,
($ in millions)	2025	2024
Reported net income	$205	$183
Adjustments to reconcile net income to adjusted EBITDA:
Interest expense, net	109	110
Income tax provision	79	69
Depreciation	63	60
Amortization	179	161
Contingent consideration and compensation	2	5
Non-service pension cost	14	17
Systems and business enablement	61	—
Business process transformation expenses	4	26
Acquisition and divestiture related expenses	12	11
Restructuring program related costs	14	17
Other	4	(8)
Adjusted EBITDA	$746	$651
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
As of September 30, 2025, we had $1,299 million of total liquidity, comprising $555 million in cash and cash equivalents and $744 million ($750 million less outstanding letters of credit of approximately $6 million, which reduce availability) of available borrowings under our Revolving Credit Facility.
During 2024, we completed the Fifth Amendment to our credit agreement, upsizing our 2021 Term Loan by $300 million. The loan proceeds were directed as consideration for a portion of the purchase price for the Series B Preferred Stock Conversion. We also completed the Sixth Amendment to our credit agreement, refinancing the 2021 Term Loan by increasing its principal amount and lowering the interest margin by 50 basis points. The amendment also removed the credit spread adjustment. In connection with this transaction, we added approximately $550 million of incremental principal on our 2021 Term Loan. The proceeds were used to fully repay the remaining $330 million balance of the 2019 Term Loan, to pay down $100 million outstanding under the Revolving Credit Facility, and for general corporate purposes, including partial funding of the Elevated acquisition. Additionally, we made a repayment of $100 million on the 2021 Term Loan.
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

During the second quarter of 2025, we completed the Eighth Amendment to our credit agreement, which increased the Revolving Credit Facility from $500 million to $750 million, extended the facility's maturity to five years from the date of the Eighth Amendment, reduced the applicable margin by 75 basis points, and eliminated the credit spread adjustment.
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
In April 2025, our Board of Directors authorized a new share repurchase program to purchase up to $1,000 million of shares of our common stock. The timing, amount and manner of any repurchases under the new repurchase program will be determined at the discretion of our leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for our common stock. The share repurchase program is open-ended and does not require us to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by us at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and we may enter into Rule 10b5-1 trading plans in connection with such repurchases. This new authorization replaces our previous share repurchase authorization announced in 2024. During 2024, we repurchased 24,390,240 shares of common stock for approximately $600 million. During the nine months ended September 30, 2025, we repurchased 3,095,573 shares of common stock for approximately $75 million. As of September 30, 2025, we had approximately $1,000 million of authorized repurchases remaining under the SRP.
Cash Flows
The following table summarizes net cash flows with respect to our operating, investing, and financing activities for the periods indicated:

	Nine Months Ended September 30,
($ in millions)	2025	2024
Net cash provided by operating activities	$377	$337
Net cash used in investing activities	(231)	(680)
Net cash (used in) provided by financing activities	(116)	348
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	25	4
Net increase in cash, cash equivalents, and restricted cash	$55	$9
Cash, cash equivalents, and restricted cash, end of period	$556	$489
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $377 million for the nine months ended September 30, 2025 compared to $337 million for the same period in 2024. The increase in cash provided by operating activities is primarily due to an increase in net income and improvements in working capital efficiencies associated with the various services we provided in the nine months ended September 30, 2025 compared to the same period of the prior year. Cash flow from operations is primarily driven by changes in the quantity of services provided and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed.
Net Cash Used in Investing Activities
Net cash used in investing activities was $231 million for the nine months ended September 30, 2025 compared to $680 million for the same period in 2024. This decrease is primarily driven by decreased acquisition consideration in the current year. We had cash used in acquisitions, net of cash acquired, of $174 million and $647 million in the nine months ended September 30, 2025 and 2024, respectively.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $116 million for the nine months ended September 30, 2025 compared to $348 million of cash provided by financing activities for the same period in 2024. The cash used in financing activities for the nine months ended September 30, 2025 was driven by $75 million of share repurchases, $20 million of restricted shares tendered for taxes, and $16 million of payments of acquisition-related consideration, while in the nine months ended September 30, 2024, cash provided by financing activities was driven by $850 million of proceeds from the repricing transactions of the 2021 Term Loan, and $458 million of proceeds from the issuance of common shares, partially offset by $334 million of payments on long-term borrowings and $600 million of payments for conversion of the Series B Preferred Stock.
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
During the second quarter of 2025, we completed the Eighth Amendment to our credit agreement, which increased the Revolving Credit Facility from $500 million to $750 million, extended the facility's maturity to five years from the date of the Eighth Amendment, reduced the applicable margin by 75 basis points, and eliminated the credit spread adjustment.
During the first quarter of 2025, we completed the Seventh Amendment to our credit agreement, repricing the 2021 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 25 basis points.
During 2024, we completed the Fifth Amendment to our credit agreement, upsizing our 2021 Term Loan by $300 million. The loan proceeds were directed as consideration for a portion of the purchase price for the Series B Preferred Stock Conversion. We also completed the Sixth Amendment to our credit agreement, refinancing the 2021 Term Loan by increasing its principal amount and lowering the interest margin by 50 basis points. The amendment also removed the credit spread adjustment. In connection with this transaction, we added approximately $550 million of incremental principal on our 2021 Term Loan. The proceeds were used to fully repay the remaining $330 million balance of the 2019 Term Loan, to pay down $100 million outstanding under the Revolving Credit Facility, and for general corporate purposes, including partial funding of the Elevated acquisition. Additionally, we made a repayment of $100 million on the 2021 Term Loan.
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
The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of September 30, 2025 was 1.4:1.0.

As of September 30, 2025, the 2021 Term Loan has $2,157 million remaining principal amount outstanding. We had no amounts outstanding under the Revolving Credit Facility, under which $744 million was available after giving effect to $6 million of outstanding letters of credit, which reduces availability.
Senior Notes
On June 22, 2021, APi Group DE completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay a previously outstanding term loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. As of September 30, 2025, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.
On October 21, 2021, a wholly-owned subsidiary of the Company completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb acquisition. As of September 30, 2025, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.
Debt Covenants
We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes and Credit Agreement as of September 30, 2025 and December 31, 2024.
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

•Tax Obligations – See Note 11 – "Income Taxes."
•Pension obligations – See Note 12 – "Employee Benefit Plans."
•Operating and Finance Leases – See Note 12 – "Leases" in the Annual Report on Form 10-K filed on February 26, 2025. We have not had material changes to our lease obligations during the nine months ended September 30, 2025.
We make investments in our properties and equipment to enable continued expansion and effective performance of our business. Our capital expenditures are typically less than 1.5% of annual net revenues.
ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2025, our outstanding variable interest rate debt was primarily related to our $2,157 million 2021 Term Loan. To mitigate increases in variable interest rates, we have a $720 million interest rate swap, exchanging one-month SOFR for a rate of 3.59% per annum, maturing October 2026, and a $400 million interest rate swap exchanging one-month SOFR for a rate of 3.41% per annum, maturing January 2028. During 2024, we entered into a $720 million notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. The remaining floating rate portfolio bears interest based on one-month SOFR plus 175 basis points. As of September 30, 2025, excluding letters of credit outstanding of $6 million, we had no amounts of outstanding revolving loans under our Credit Agreement.
Foreign Currency Risk
We have operations in over 20 countries globally. Revenues generated from foreign operations represented approximately 35% of our consolidated net revenues for the three and nine months ended September 30, 2025. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the three months ended September 30, 2025. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment (income) expense and other, net, in the condensed consolidated statements of operations and were a loss (gain) of $2 million and $(1) million for the three months ended September 30, 2025 and 2024, respectively and a loss of $1 million for the nine months ended September 30, 2025 and 2024. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation (losses) gains totaled approximately $(15) million and $69 million for the three months ended September 30, 2025 and 2024, respectively, and $172 million and $26 million for the nine months ended September 30, 2025 and 2024, respectively.
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
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors contained in Part I, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company did not have any purchases of equity securities during the three months ended September 30, 2025.
ITEM 4. MINE SAFETY DISCLOSURES
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 trading arrangement
No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended September 30, 2025.

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

APi GROUP CORPORATION

October 30, 2025	/s/ Russell A. Becker
Russell A. Becker
President and Chief Executive Officer
(Duly Authorized Officer)

October 30, 2025	/s/ Glenn David Jackola
Glenn David Jackola
Chief Financial Officer
(Principal Financial Officer)