Form 10-K
period 2025-12-31
APi Group Corp
filed 2026-02-25
CIK 1796209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________

FORM 10-K
___________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $12.7 billion.
The number of shares of Registrant’s common stock outstanding as of February 18, 2026 was 431,456,087.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

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
•our beliefs regarding our acquisition and divestiture platform and ability to execute acquisitions and divestitures and successfully integrate strategic acquisitions;
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
•our beliefs regarding our ability to pass along price increases in supplies and materials to our customers;
•our expectations regarding the cost of compliance with laws and regulations;
•our expectations regarding labor matters;
•our beliefs regarding market risk, including our exposure to foreign currency fluctuations, and our ability to mitigate that risk;
•our expectations and beliefs regarding accounting and tax matters;
•our beliefs regarding the effectiveness of the design and operation of our internal control over financial reporting;
•our expectations regarding future capital expenditures;
•our expectations regarding our enterprise resource planning systems implementations;
•our expectations regarding future pension contributions; and
•our beliefs regarding the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements and our expectations regarding the availability of future sources of liquidity.
These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described in “Risk Factors” and in “Risk Factor Summary” below. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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
•We operate in both domestic and international markets, which subjects us to economic, political, and other risks.
•We may not implement our new enterprise resource planning systems successfully, on time and on budget.
•As we increase our reliance on cloud-based applications and platforms to operate our businesses, any disruption or interference with these platforms could adversely affect our financial condition and results of operations.
•Improperly managed projects or project delays may result in additional costs or claims against us.
•We are a decentralized company and place significant decision-making authority with our subsidiaries’ leadership, supported by certain integrated policies and processes.
•As part of our business strategy, we rely on our ability to successfully execute acquisitions and divestitures and to integrate acquired businesses into our operations, and our inability to do so could adversely affect our business and results of operations.
•Higher interest rates increase the interest costs on our credit facilities and on our other floating rate indebtedness and could impact adversely our ability to refinance existing indebtedness or to sell assets.
•Adverse developments in the credit markets could adversely affect funding of significant projects and our ability to secure financing, take advantage of acquisition opportunities, or achieve our growth objectives.
•Our level of indebtedness, and the associated compliance obligations contained in the financial covenants in our credit facilities and restrictions on our operations set forth in the Credit Agreement (as later defined), increases the potential negative impact of interest rate increases and creates risks to our cash flow and operating flexibility.
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
•We carry a significant amount of goodwill, identifiable intangible assets, and fixed assets that are subject to impairment in the future under certain circumstances.
•Any shortfalls in our operation and maintenance of effective controls over financial reporting creates certain risks.
•We may not accurately estimate the costs associated with services provided under fixed price contracts.

•A portion of our contracts allocate the risks of price increases in supplies and materials to us.
•Our contracts portfolio contains many highly-regulated government contracts and guaranties of subsidiary contracts, which present elevated risks in the event of contract breach, as well as elevated risks in the event of changes in spending or budgetary priorities, or delays in contract awards.
•Our backlog is subject to reduction or cancellation, and revenues may be realized in different periods than initially reflected in backlog.
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
•A large portion of our workforce is covered by collective bargaining agreements, works council arrangements, and pension plans, which limits our discretion in the management of covered employees, carries a risk of strikes or other concerted activities that may impair our operations, subjects us to potential works council claims and litigation and imposes obligations to fund certain pension plans.
•We are vulnerable to the economic conditions affecting the industries we serve, including the construction, technology, energy exploration, and related industries, which present risks of a decline in demand for our services or in the financial condition of our customers and their ability and willingness to invest in infrastructure projects.
•A portion of our expected future growth is based on the ability and willingness of public and private entities to invest in infrastructure.
•Our business is subject to operational hazards due to the nature of services we provide and the conditions in which we operate, including some factors which may be outside of our control, including electricity, fires, explosions, mechanical failures, and weather-related incidents.
•In our business we face regular litigation across a broad range of claims, including health, safety, and environmental regulation proceedings, as well as costs related to damages we may be assessed relating to our contractual obligations, or as a result of product liability claims against our customers.
•Our success ultimately depends on our ability to successfully compete in the highly competitive industries and markets we serve, which may be jeopardized by the loss of key senior management personnel or a shortage of highly skilled personnel.
•Certain of the markets we serve are seasonal, and our projects can be negatively impacted by poor or extreme weather.
•We operate as a holding company, and as such, rely on our subsidiaries to provide cash for our operations and obligations, including distributions and dividends, if any.
•We have outstanding equity instruments that require us to issue additional shares of common stock in the future and we may issue additional preferred stock or make other changes to our ownership structure to generate additional capital. These activities may dilute your ownership interests and, among other reasons, reduce the value of our common stock.
•We may issue preferred stock in the future and the terms of the preferred stock may reduce the value of our common stock.
•As part of our incorporation and bylaws in Delaware, we are subject to certain provisions that limit stockholders' actions.
•Our stock price may be volatile and, as a result, stockholders could lose a significant portion or all of their investment.
•We maintain confidential data and information which exposes us to risks associated with cybersecurity incidents and compliance with data privacy and security laws, identity protection, and information security.
•We face risks associated with deterioration in our performance of services, increases in healthcare costs, significant employee misconduct, adverse regulatory changes and changes in accounting principles, all of which may negatively impact our operations and financial results.

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
We believe that our core strategies of driving sustainable organic growth, growing through accretive acquisitions, promoting the sharing of best practices across all of our businesses, and leveraging our scale and service offerings place us in a unique position to capitalize on opportunities in the industries we serve and advance our position in each of our markets. We believe that our revenue diversification across customers, end markets, geographies, and projects, combined with our inspection-first go-to-market strategy, decentralized operating model, enduring commitment to leadership development, long-standing customer relationships, and strong safety track record differentiates us from our competitors.
We have a disciplined acquisition strategy and have completed 140 acquisitions since 2005. We target companies that align with our strategic priorities and demonstrate key value drivers such as the geographies they serve, the culture, value, and fit of the business being acquired, the services they offer, and the financial profile of the business. A key component of our acquisition strategy is to strengthen and expand our existing service offerings in geographies where our capabilities in certain service offerings are limited. Post acquisition, we prioritize maintaining business continuity while identifying and implementing our inspection-first strategy, operational efficiencies, cost synergies, and integration of organizational processes to drive margin expansion.
We have a decentralized operating model designed to improve speed and responsiveness to our customers across our businesses, empower leadership of our businesses to drive business performance and execute key decisions, and foster cross-functional sharing of best practices. This structure promotes a business-owner mindset among our individual leaders and combines the personal attention of a small-to-medium-sized company with the strength and support of a global industry leader. It also allows each of our businesses to remain highly focused on best positioning itself within the markets in which it competes and reinforces strong accountability for operational and financial performance.
We operate our business under three primary operating segments, two of which are aggregated into a single reportable segment, resulting in two reportable segments:
•Safety Services – A leading provider of safety services in North America, Europe, and Asia-Pacific, focusing on fire protection solutions, electronic security systems, and elevators and escalators, including design, installation, inspection, service, and monitoring of these systems. The work performed within this segment spans across a diverse mix of end markets with a focus on high tech services, advanced manufacturing, healthcare, fulfillment and distribution centers, and critical infrastructure.
•Specialty Services – A leading provider of a variety of specialty contracting, fabrication and distribution, and infrastructure and utility services. The work within this segment spans across a diverse mix of end markets with a focus on high tech services, healthcare, and critical infrastructure throughout North America.
Our Industry
The industries in which we operate are highly fragmented and comprised of international, national, regional, and local companies that provide services to customers across various end markets and geographies. We believe the following industry trends are affecting, and will continue to affect, demand for our services.
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

Deferred Infrastructure Investment. Following several years of deferred investment, the aging United States ("U.S.") infrastructure system requires significant maintenance, repair and retrofit services which has spurred demand in our industry. State and local municipalities have deferred infrastructure spending for many years which has resulted in the need to rebuild or retrofit a large portion of the U.S. infrastructure. The Infrastructure Investment and Jobs Act, signed into law on November 15, 2021, includes $550 billion of newly authorized infrastructure spending through 2026. In addition, the growing adoption of artificial intelligence and high-performance computing is causing an increase in large-scale infrastructure projects, aligning with our end markets of high tech services and advanced manufacturing.
Our Competitive Strengths
We believe the following are our key competitive strengths:
Benefits of Scale in a Fragmented Market with Limited Businesses of Size. Our scale provides meaningful advantages across our platform. We leverage shared technology, centralized back-office support, and common processes to drive consistency, efficiency, and quality in our service delivery. Our size also supports disciplined investment in leadership development and broader learning programs, enabling us to attract, develop, and retain talent at all levels of the organization. We believe these scale-driven investments in our people, systems, and support functions enhance our ability to serve our customers, support growth, and improve long-term operating performance.
Leading Market Positions in Diverse Set of Niche Industries. We believe that we are one of the go-to-market leaders in each of the diverse set of end markets we serve, including the industry leader in life safety and electronic security services, among the top five specialty contractors in North America, and a premier provider of services for elevators and escalators. We have strong revenue diversification across customers, end markets, geographies, and projects. Our go-to-market strategy of selling inspection work first, our focus on recurring revenue streams, and our regional approach to operating our businesses differentiate us from our competitors. Additionally, we have strong cross-selling opportunities, commitment to leadership development, long-standing customer relationships, robust reputation in the industries we serve, as well as a strong safety track record. As a result of our global brand recognition, we believe we have better access to new business opportunities, allowing us to maintain and advance our market share positions.
Repeat Revenue with Diverse Mix of Customers, End Markets, Geographies and Projects. We have repeat revenue from a diverse set of long-standing blue-chip customers who are spread across a variety of end markets and geographies with low concentration. Many of our customers have high creditworthiness in a direct service relationship or contracting role, providing stable cash flows and a platform for organic growth. Inspections are often required by legislation or insurance mandates, providing a strong recurring revenue stream. Our broad geographic footprint reaches more than 500 locations throughout over 20 countries and allows us to maintain relationships with local decision makers while also having the ability to execute multi-site services for national and international account customers.
Differentiated Business Model Focused on Growing Service Revenue. Our go-to-market strategy in life safety is inspection-first, because we estimate that every dollar sold can lead to subsequent service work. In most cases, our inspection work is required by statutory or insurance obligations. Nearly all facilities that have existing life safety systems are required by law to have that system inspected on at least an annual basis. This strategy differentiates us from our peers and we believe this ultimately creates a stickier customer relationship that leads to recurring revenue, higher margins, and growth opportunities.
Attractive Industry Fundamentals. We believe that the diversity of the end markets we serve and the regulatorily-driven demand for certain of our services will enable us to better withstand various economic cycles. We believe that the industries in which we operate are subject to increasingly complex and evolving regulatory environments and have experienced pent-up demand resulting from years of deferred maintenance and retrofit investment. We believe this presents attractive opportunities for us to drive growth in our businesses and enhance our market share positions.

History of Disciplined and Strategic Acquisitions and Divestitures. We have a disciplined acquisition strategy and have completed 140 acquisitions since 2005. We target acquiring companies that align with our strategic priorities and demonstrate key value drivers such as the geographies they serve, the culture, value, and fit of the business being acquired, the services they offer, and the financial profile of the business. In addition, we continuously evaluate our portfolio of businesses and to ensure our companies support our long-term strategy and growth targets and will restructure or divest those businesses that do not align. A key component of our acquisition strategy is to strengthen and expand our existing service offerings in geographies where our capabilities in certain services offerings are limited. Post acquisition, we prioritize maintaining business continuity while identifying and implementing our inspection-first strategy, operational efficiencies, cost synergies, and integration of organizational processes to drive margin expansion. Our acquired businesses benefit from direct access to the APG network, which facilitates organizational sharing of knowledge and best practices, increases collaboration across our businesses, and develops cross-brand solutions which foster enhanced experiences, quality, and efficiency.
Differentiated Leadership Culture and Operating Model. We believe that one of our core pillars of success is our distinct leadership development culture predicated on our purpose of Building Great Leaders®, which is designed to enable independent company leadership, cultivate broad management skills, enhance organizational flexibility, and empower the next cohort of leaders across our businesses. This culture of investing in leadership development at all levels of the organization has created an empowered, entrepreneurial atmosphere. Another important initiative is our field-based leadership programs. We believe our approach to field leadership is different from our peers’ field-based programs, which tend to focus on technical competence as opposed to leadership. Moreover, we employ a decentralized operating model which improves speed and responsiveness to customers in industries with strict requirements. This also empowers the leaders of our businesses to drive business performance and execute key decisions, while highlighting the significant focus we place on ensuring members of our team receive continuous investment in their development.
Resilient Business Model with Multiple Levers to Navigate Downturns. Our proactive approach to managing risk across our platform, inspection and services-focused business model focused on recurring revenue, and highly variable cost structure provide significant flexibility to effectively navigate downturns. Our significant union labor force in the U.S. and subcontract labor force internationally allow us to flex our workforce capacity as market conditions dictate without incurring significant trailing costs or severance. Our average project duration is relatively short, which helps mitigate inflationary exposure to cost of goods sold or changes in labor expense that some peers may experience in an inflationary environment. Historically, we have managed inflationary pressure through cost efficiency, cost saving actions, and price increases, when needed. We believe that our broad mix of customers across many sectors and strong recurring revenue streams help us mitigate the impact of economic downturns on our business. In a downturn, we have multiple levers to pull to preserve cash due to a high proportion of variable costs.
Attractive Financial Performance and Strong Margin and Cash Flow Profile. We believe that, due to our differentiated operating model, diversified services offerings, historically strong organic growth, and disciplined acquisition strategy, we have an attractive financial performance profile. In addition, we support margin expansion by leveraging our scale to benefit from procurement savings resulting from enhanced purchasing power and serving higher-margin, diverse set of end markets. We also have a stable cash flow profile driven by our focus on recurring services-based revenue and our asset-light business model, which requires minimal ongoing capital expenditures (which are typically less than 1.5% of total net revenues). The mission-critical nature of our services and regulatorily-driven inspection requirements provide predictable, recurring revenue stream opportunities. Inspection, service, and monitoring revenue is less cyclical and reasonably recurring due to the consistent renewal rates and deep customer relationships.
Our Business Strategy
We intend to continue to grow our businesses, both organically and through acquisitions, and advance our position in each of the markets we serve by pursuing the following integrated business strategies:
Drive Organic Growth. We believe that we can continue to grow our businesses organically and capture additional market share across each of our segments by focusing on the following:
•Grow Inspection, Service, and Monitoring Revenue - We believe that we can drive substantial organic growth by focusing on growing our inspection, service, and monitoring revenue, which is a component of our business in each of our segments. We plan to capitalize on our broad base of installed projects, cross-selling opportunities, and customer relationships to continue to grow inspection, service, and monitoring revenue.

•Project Revenue Discipline - We also drive organic growth by maintaining disciplined project selection, ensuring we pursue project work that aligns with our strategic priorities, customer profile, and targeted end markets. Our strategy emphasizes inspection, service, and monitoring activities, which support long-term customer relationships and enable consistent operational execution and technical performance. This recurring engagement strengthens our role as a trusted partner and contributes to a robust pipeline of owner-direct project opportunities.
•Maximize Cross-Selling Opportunities - With diverse businesses, a broad reach across a variety of different industries, geographies, and end markets, and a culture of collaboration, we believe that we have significant cross-selling opportunities to service more of the project life cycle and, once a project is completed, to continue to grow attractive recurring revenue streams.
Supplement Growth through Acquisitions. We have a well-established acquisition platform with a track record of executing accretive acquisitions through our selective approach to targeting and assessing potential acquisitions that we believe align with our values and strategic priorities. We believe that the global markets and platforms in which we operate are fragmented and lend themselves to continued opportunistic acquisitions. We have grown, and plan to continue to drive growth, through accretive acquisitions targeting businesses in our existing segments and those complementary to our service offerings.
Continue to Foster Leadership Development throughout All Levels and Geographies of the Organization. We plan to continue to invest in and support our leadership development culture through our Building Great Leaders® platform, which we believe will continue to empower the leaders across our businesses, drive business performance and create future cross-selling opportunities. Our programmatic training and development curriculum focuses on a range of topics, from enhancing technical capabilities to developing soft skills, and decision-making training to enable independent company leadership. We believe that this culture will continue to support our decentralized operating model, which combines the personal attention of a small-to-medium-sized company with the strength and support of a global industry leader.
Leverage Our Scale and Services Portfolio. We believe that we can grow our businesses and increase our market position by leveraging our scale and broad portfolio of services offerings, by achieving the following:
•We focus on leveraging our global footprint and growing service offerings to accelerate cross-selling of complementary services to new and existing customers.
•We continue to leverage our size and differentiated capabilities to win large, highly complex projects that require specialized technical knowledge and the ability to execute safely and on-schedule.
•We leverage our scale to invest in technology for our teams and invest in leadership development which enables us to attract, develop, and retain talent at all levels of the organization.
•We are developing an entity-wide purchasing program to realize the benefits from volume discounts and vendor pricing.
Customers
We have long-standing relationships with many customers in each of the industries we serve. We serve customers in both the public and private sectors, including high tech services, advanced manufacturing, healthcare, fulfillment and distribution centers, critical infrastructure, commercial, industrial, education, telecom, utilities, transmission and integrity, entertainment, and government. Our customers range from Fortune 500 companies with diverse, worldwide operations to single-location companies. We have low customer concentration with no single customer accounting for more than 5% of our total net revenues for 2025.
Our focus on providing high quality service promotes deep, long-term relationships with our customers which often results in continued opportunities for new business and a reliable source of recurring revenue for our ongoing inspection, service, and monitoring services. We often provide services under master service and other service agreements, which can be multi-year agreements, subject to earlier termination. The remainder of our work is generated pursuant to contracts for specific projects or jobs that require shorter-term services.
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
Government Regulation and Environmental Matters
Our business activities are subject to national, regional, state, and local laws and regulations in each country in which we conduct business. These laws and regulations involve matters including compliance with codes or regulations governing our services, licensing and certification requirements, environmental and substance control, workplace safety, privacy, data use, data security and protection of personal information, data storage and retention, biometrics, intellectual property, advertising, marketing, distribution, electronic contracts and other communications, competition, taxation, economic or other trade prohibitions or sanctions, anti-corruption and political law compliance, securities law compliance, and financial services. In some cases, laws and regulations outside of the U.S. impose different obligations or are more restrictive than those in the U.S.
These regulations are administered by various national, regional, state, and local health, safety, and environmental agencies and authorities. While we cooperate with governmental authorities and take reasonable measures to meet regulatory requirements, certain of these risks are inherent in the operation of our business irrespective of regulatory compliance. Failure to comply with these laws and regulations may involve civil and criminal liability. We are also subject to a wide range of reporting, licensure, certification, and compliance requirements as prescribed by various multi-national, national, state, and local governmental bodies or agencies, for example, individual or corporate licensing requirements or certifications that qualify us to perform the services we offer. We believe we have all required licenses to conduct our business activities and are in substantial compliance with applicable regulatory requirements. Expenditures relating to such regulations are made in the normal course of our business and are neither material nor place us at any competitive disadvantage. We do not currently expect that compliance with such laws and regulations will require us to make material expenditures. If we fail to comply with applicable regulations, we could be subject to substantial fines or revocation of our operating licenses.
We are subject to various national, state, and local labor and employment laws and regulations which govern minimum wage and hour requirements, overtime, working conditions, mandatory benefits, health and social insurance, statutory notice periods and other employment-related matters, duties, and obligations. Additionally, a large portion of our business uses labor that is provided under collective bargaining agreements or is subject to works council processes. As such, we are subject to national and local laws and regulations related to unionized labor and collective bargaining.
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
Additionally, the industries we serve can be cyclical. Fluctuations in end-user demand, or in the supply of services within those industries, can affect demand for our services. As a result, our businesses may be adversely affected by industry declines or by delays in new projects. Variations or unanticipated changes in project schedules in connection with large projects can create fluctuations in net revenues.

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
Supply
We have multiple supply sources in various markets at competitive pricing for substantially all of our raw material and installed components. The raw materials and various purchased components we use such as piping, steel, sheet metal, fire suppression/detection, elevator/escalator components, and Heating, Ventilation, and Air Conditioning ("HVAC") equipment have generally been available in sufficient quantities in a timely manner. We rely on multiple third-party manufacturers as a source for pre-fabricated goods or system components. Historically, we have been able to mitigate commodity cost exposure by purchasing or price locking commodities early for particular projects, as well as selectively using time or market-based escalation provisions in proposals and contracts. While we have experienced some impacts on our supply chain to date, they have only impacted longer term contracts within our business, which are not significant. We do not anticipate experiencing significant procurement challenges, as the purchases of required materials can be sourced from multiple sources; however, tariffs or other changes in international trade relations or other factors such as the impact of pandemics and regional conflicts, could result in limited availability of or increased costs for some materials.
Sales and Marketing
Our success depends on developing and maintaining successful long-term relationships with key customers in each of the industries we serve. We intend to continue our emphasis on developing and maintaining long-term relationships with our customers by providing reliable, high-quality service in a professional manner. We believe we can continue to leverage specific technical and marketing strengths at the individual business level to expand the services offered in each business’s market. Our culture of collaboration across our businesses provides significant cross-selling opportunities to leverage our current project base, existing relationships, and professional expertise to provide additional services to our existing customers. In North America, we provide a single point of contact for customers with a regional or national portfolio of properties through our National Service Group (“NSG”) team within our Safety Services segment, which enhances our understanding of customers on a national scale and allows us to build more meaningful relationships with our customers. Through our NSG team, we are able to quickly and efficiently allocate resources to meet customer needs.
Insurance and Legal Proceedings
The primary insured risks in our operations are bodily injury, property damage and workers’ compensation claims. We are insured for workers’ compensation, employer’s liability, auto liability, general liability, employee group health insurance, property damage or loss, business interruption, cyber incidents, pollution liability, professional liability, as well as for other business risks and retain the risk for claims resulting from uninsured deductibles or retentions per-incident or occurrence. Because we have very large deductibles or retentions, the vast majority of our claims are paid by us, so as a practical matter we self-insure the great majority of these risks. Losses under all of these insurance programs are accrued based upon our estimate of the likely ultimate liability for claims reported and an estimate of claims incurred but not reported ("IBNR"), with assistance from third-party actuaries. The accruals are based upon known facts, historical trends, and industry averages using the assistance of an actuary to project the extent of these obligations and management believes such accruals are adequate.
Growing and Developing our People
Our number one value and priority is the safety, health, and well-being of our approximately 29,000 team members, all of whom are critical to the execution of our strategies and achieving business success.

Talent Development and Engagement
We believe our success in attracting and retaining qualified team members will be based on the quality of our training, leadership development and opportunities for growth and advancement. We offer multiple accelerated development programs focusing on advancing the business and leadership skills of team members. Our field-based leadership has the opportunity to participate in a development program focused on building foundational leadership skills. In addition, we offer structured tools and opportunities for development, including individual development plans, executive coaching, strategic leadership advisory services, and on-demand learning opportunities hosted on our learning management platform, on our intranet site, and through podcasts.
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
Health & Safety
We have a safety culture that is grounded in our commitment to zero incidents. We have established safety standards covering the risks particular to our business, deployed through specific training and monitored by inspection programs. The aim of these programs is to ensure that all employees are properly trained on and comply with safety standards we have established and all applicable laws, regulations, and other requirements in the countries we operate. We have implemented our safety program, STEPS (Striving Toward Excellence and Professionalism in Safety), globally, which promotes safety culture awareness throughout our operations. The STEPS program is focused on proactive hazard identification and robust risk assessment before starting work. In addition, we have multiple programs geared towards increasing everyone’s awareness of our safety culture and to empower our teams to stop work and implement proper controls to minimize risk. We are very focused on improving our fleet performance through defensive driver training, fleet technology, and company fleet assessments. Additionally, we participate in an annual industry sponsored Safety Week which includes activities designed to elevate safety awareness, and we hold an annual competition to acknowledge and reward businesses that exhibit excellent safety performance. Our team of over one hundred safety professionals support the operations in each business to ensure industry safety standards are met. Audits are conducted by our safety professionals and certified organizations are utilized to assess the maturity of our safety management systems.
Our rate of incidents recordable under the standards of the U.S. Occupational Safety and Health Administration ("OSHA") per one hundred employees per year, also known as the OSHA recordable rate, was 0.87 during 2025 and 0.97 during 2024. Our rate of 0.87 is considerably less than the most recently published OSHA rate for our industry of 2.2.
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
Executive Officers
Set forth below is certain information relating to our current executive officers.

Name	Age	Title
Russell A. Becker	60	Chief Executive Officer and President
Glenn David Jackola	46	Executive Vice President and Chief Financial Officer
Louis B. Lambert	50	Senior Vice President, General Counsel and Secretary
Kristina M. Morton	51	Senior Vice President and Chief People Officer

Russell A. Becker is the President and CEO and has served as a director of the Company since October 2019. Mr. Becker joined the Company in 2002 as President and Chief Operating Officer and became Chief Executive Officer in 2004. Prior to leading the Company, Mr. Becker served in a variety of roles at The Jamar Company, a subsidiary of the Company, including as a Manager of Construction from 1995 to 1998 and as President from 1998 until 2002. Mr. Becker previously served as a Project Manager for Ryan Companies and as a Field Engineer with Cherne Contracting. Mr. Becker holds a bachelor’s and master’s degree in civil engineering from Michigan Technological University. Mr. Becker also serves on the board of directors for Marvin Companies, a private company and serves on the Advisory Board of the School of Engineering at Michigan Technological University.
Glenn David Jackola has served as Executive Vice President and Chief Financial Officer since March 2025 and previously served as Interim Chief Financial Officer beginning in December 2024. Prior to assuming these roles, Mr. Jackola served as Chief Financial Officer and Vice President of Transformation at APi International beginning in November 2022. From March 2022 to November 2022, he served as Vice President, Controller, and Chief Accounting Officer, and prior to that as Vice President, Corporate Planning and Analysis from October 2021. Before joining the Company, Mr. Jackola served as Vice President of Finance - North America at James Hardie Building Products and held finance leadership roles of increasing responsibility, including Vice President of Finance - Europe, at Ecolab. Mr. Jackola holds a bachelor’s degree in economics from Carleton College and a Master of Business Administration in Finance from the University of Chicago Booth School of Business.
Louis B. Lambert has served as Senior Vice President, General Counsel, and Secretary since joining the Company in July 2022. Before joining the Company, Mr. Lambert served as Vice President and Assistant General Counsel at Polaris Inc., where he was responsible for corporate governance, SEC compliance, M&A, executive compensation, and was General Counsel for various global business units. Previously, Mr. Lambert served in senior legal roles at 3M Company and General Mills. Mr. Lambert began his career as an associate at Faegre & Benson (now Faegre Drinker). Mr. Lambert earned his bachelor’s degree from the University of Michigan and his Juris Doctor from Rutgers School of Law—Newark.
Kristina M. Morton has served as Senior Vice President and Chief People Officer since she joined the Company in February 2022. Before joining the Company, Ms. Morton served as Vice President of Human Resources, Supply Chain, and Global Operations for General Mills. During her 23-year tenure at General Mills, Ms. Morton served in several roles in human resources supporting marketing, sales, business units and supply chain, including as Vice President, Human Resources for the Europe and Australia Business Unit based in Switzerland and the Yoplait Business Unit based in France. Ms. Morton earned her bachelor’s degree from the University of St. Thomas and her master’s degree in human resources and industrial relations from the University of Minnesota Carlson School of Business. Kristina also serves as the Chair of the Board of Trustees for the Washburn Center for Children.
Available Information
Our internet website address is www.apigroupcorp.com. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments and exhibits to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act and proxy statements for our annual meeting of stockholders, as soon as reasonably practicable after each such material is electronically filed with or furnished to the SEC. The SEC also makes available at www.sec.gov reports, proxy and information statements and other information filed by issuers with the SEC, such as the Company.
ITEM 1A. RISK FACTORS
RISKS RELATED TO OUR BUSINESS
We operate in both domestic and international markets, which subjects us to economic, political and other risks.
Our business is, and will in the future, be subject to risks associated with doing business both domestically and internationally, including:
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
Our international operations subject us to laws, regulations, and interpretations, which are complex, may restrict our business dealings, and are frequently changing. For example, we must comply with applicable trade sanctions and export controls, including those administered by the U.S. Department of Treasury's Office of Foreign Assets Control and the U.S. Commerce Department's Bureau of Industry and Security. In addition, applicable U.S. and non-U.S. anti-corruption laws, including but not limited to the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, generally prohibit us from, among other things, corruptly making payments for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world and in certain industries that may experience corruption, and in certain circumstances, compliance with these laws may conflict with longstanding local customs and practices.
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
We are implementing new enterprise resource planning systems. Our failure to implement such systems successfully, on time and on budget could have a material adverse effect on our financial condition, operating results, and cash flows.
In 2024, we began implementing new enterprise resource planning (“ERP”) systems, which are designed to support future growth and further optimize our existing processes by harmonizing our systems and phasing out legacy systems at various businesses we have acquired over the years. We will continue to implement the new systems in phases across our various entities on a worldwide basis over the next few years. ERP implementations are complex, time-consuming, labor intensive, and involve substantial expenditures on system software and implementation activities. ERP implementations also require transformation of business and financial processes to realize the benefits of the systems. Any such implementation involves risks inherent in the conversion to a new information technology system, including loss of information and potential disruption to our field operations. The implementations and maintenance of the new systems have required, and will continue to require, the investment of significant financial and people resources and the implementations may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementations of the new ERP systems without experiencing difficulties, or even if successfully implemented, we may not fully realize the anticipated benefits.
Any disruptions, delays, or deficiencies in the design and implementation or the ongoing maintenance of the new systems could adversely affect our ability to provide the services and perform the business and reporting functions described above and otherwise operate our business. Additionally, if we do not effectively implement the systems as planned or the systems do not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.
As we increase our reliance on cloud-based applications and platforms to operate our businesses, any disruption or interference with these platforms could adversely affect our financial condition and results of operations.
As a result of the implementation of ERP systems, we are migrating a significant portion of our computing infrastructure to third party hosted cloud-based computing platforms. Third-party providers of cloud-based applications and related interfaces may change the features of their applications and platforms or alter the terms governing use of their applications and application program interfaces. Such changes could functionally limit our ability to use these cloud-based applications and platforms in conjunction with our other software, which would negatively impact our ability to operate properly and adversely impact our business. In addition, cloud computing services may operate differently than anticipated when introduced or when new versions or enhancements are released. As we increase our reliance on cloud-based computing services, our exposure to damage from service interruptions may increase. In the event any such issues arise, it may be difficult for us to switch our operations from our primary cloud-based providers to alternative providers.
Improperly managed projects or project delays may result in additional costs or claims against us, which could have a material adverse effect on our financial condition, operating results, and cash flows.
The quality of our performance on any given project depends in large part upon the ability of the project manager(s) to manage relationships and the project itself and to timely assert contractual remedies and deploy appropriate resources, including both third-party contractors and our own personnel. Our results of operations, cash flows and liquidity could be adversely affected if a project manager or our personnel miscalculate the resources or time needed to complete a project with capped or fixed fees, or the resources or time needed to meet contractual milestones, especially in those projects with larger durations or contract values than average. Additionally, delays on a particular project, including delays in designs, engineering information or materials provided to us by the customer or a third party, delays or difficulties in equipment and material delivery, schedule changes, delays from failure to timely obtain permits or rights-of-way or to meet other regulatory requirements, weather-related delays, governmental, industry, political and other factors, some of which are beyond our control, could result in cancellations or deferrals of project work, which could lead to a decline in revenue, or, for project deferrals, could cause us to incur costs for standby pay, and could lead to personnel shortages on other projects scheduled to commence at a later date.
We are a decentralized company and place significant decision-making authority with our subsidiaries’ leadership, supported by certain integrated policies and processes.
We believe our practice of conferring significant authority upon the leadership of our subsidiaries has been important to our successful growth and has allowed us to be responsive to opportunities and to our customers’ needs. We seek to maintain business continuity within our subsidiaries while identifying and implementing operational efficiencies, cost synergies, and integration of organizational processes across these companies, including standardized global system implementations. This balance presents certain risks, including the risk we would be slower to identify a misalignment between a subsidiary’s and our overall business strategy or shared processes. If an operating subsidiary fails to follow our shared company policies and processes, including those relating to compliance with applicable laws, we could be subjected to risks of noncompliance with applicable regulations.
RISKS RELATED TO ACQUISITIONS AND DIVESTITURES
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
We may also face competition for acquisition opportunities and other potential acquirers may offer more favorable terms or have greater financial resources available for potential acquisitions. This competition may further limit our acquisition opportunities or raise the prices of acquisitions and make them less accretive, or possibly not accretive, to us. Failure to consummate future acquisitions could negatively affect our business and growth strategies.
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
•assumption of the liabilities and exposure to unforeseen liabilities of acquired companies (including environmental, employee benefits, safety and health, and third party property and casualty liabilities);
•other risks and liabilities arising from the prior operations of an acquired business, such as performance, operational, safety, cybersecurity, environmental, workforce or other compliance or tax issues, some of which we may not have discovered or accurately estimated during our due diligence and may not be covered by indemnification obligations or insurance.
We cannot be certain that we will be able to successfully complete the integration process without substantial costs, delays, disruptions or other operational or financial problems. Failure to successfully integrate acquired businesses could adversely impact our business, financial condition, results of operations and cash flows. Any acquisitions or investments may ultimately harm our business or financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.
Our business strategy occasionally includes divesting businesses that do not complement our existing businesses or strategic priorities, which could disrupt or adversely affect our business.
Divesting businesses involves risks and uncertainties, such as difficulty separating assets related to such businesses from the businesses we retain, employee distraction, and the need to obtain regulatory approvals and other third-party consents, which potentially disrupts customer and vendor relationships, and the fact that we may be subject to additional tax obligations or loss of tax benefits. After we dispose of a business, we may retain exposure to financial or performance guarantees and other contractual and potential liabilities that may arise under law because of the disposition or the subsequent failure of an acquirer. As a result, performance by a divested business or other conditions outside of our control could have a material adverse effect on our results of operations.
FINANCIAL RISKS
Higher interest rates increase the interest costs on our credit facilities and on our other floating rate indebtedness and could impact adversely our ability to refinance existing indebtedness or to sell assets.
Interest payments for certain components of our indebtedness, including borrowings under the credit facilities are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes.
Higher interest rates could also limit our ability to refinance existing indebtedness and increase interest costs on any indebtedness that is refinanced. We have and may continue to enter into agreements such as floating-to-fixed interest rate swaps, caps, floors and other hedging contracts in order to hedge against the cash flow effects of changes in interest rates for floating rate debt. As of December 31, 2025, the Company had $1,840 million notional amount outstanding in interest rate swap agreements that exchange a variable rate of interest for a fixed rate over the term of the agreement. However, we may not maintain interest rate swaps with respect to all of our floating rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. In addition, these agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable.
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
As of December 31, 2025, on a consolidated basis, we had $2,157 million in principal amount of debt outstanding under our credit facilities, $614 million of senior notes, and other indebtedness totaling approximately $5 million.
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
In addition, we have entered into a Credit Agreement by and among APi Group DE, Inc., our wholly-owned subsidiary, as borrower ("APi Group DE"), APG as a guarantor, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank N.A., as administrative agent and as collateral agent (the "Credit Agreement"). The Credit Agreement governing the credit facilities contains covenants that restrict our operations. These covenants restrict, among other things, our ability to incur additional debt, grant liens, pay cash dividends, enter new lines of business, redeem our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. These restrictions could limit our ability to plan for or react to market conditions, meet extraordinary capital needs, or otherwise take actions that we believe are in our best interest. Further, a failure by us to comply with any of these covenants and restrictions could result in an event of default that, if not waived or cured, could result in the acceleration of all or a substantial portion of the outstanding indebtedness thereunder. In addition, subject to the restrictions in the agreements that govern the Credit Agreement, if we incur substantial additional indebtedness (including secured indebtedness) in the future, these risks will be exacerbated.
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
Our ability to access capital markets to raise capital on favorable terms will be affected by our debt level, our operating and financial performance, the amount of our current maturities and debt maturing in the next several years, and by prevailing credit market conditions. Moreover, if lenders or any future credit rating agency downgrade our credit rating, then we could experience increases in our borrowing costs, face difficulty accessing capital markets or incurring additional indebtedness, be unable to receive open credit from our suppliers and trade counterparties, be unable to benefit from swings in market prices and shifts in market structure during periods of volatility in the crude oil and natural gas markets or suffer a reduction in the market price of our common stock. If we are unable to access the capital markets on favorable terms at the time a debt obligation becomes due in the future, the price and terms upon which we might receive extensions or additional bank credit, if at all, could be more onerous than those contained in existing debt agreements. Any such arrangements could, in turn, increase the risk that our leverage may adversely affect our future financial and operating flexibility and thereby impact our ability to pay cash distributions at expected rates.
We recognize revenue over time, which could result in a reduction or reversal of previously recorded revenue or profits.
A significant portion of our revenue is recognized over time by measuring progress toward complete satisfaction of performance obligations in the proportion that our actual costs bear to our estimated contract costs at completion. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs, and profitability. We review our estimates of contract revenue, costs, and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes with the customer on amounts invoiced, claims against the customer for increased costs incurred by us due to customer induced delays and other factors, or other changes in facts and circumstances that require modifications to estimated costs. Contract losses are recognized in the fiscal period when the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. As a result of the requirements of over time revenue recognition, the possibility exists, for example, that we could have estimated and reported a profit or loss on a contract over several periods and later determined that all or a portion of such previously estimated and reported profits or losses were overstated or understated. If this occurs, the full aggregate amount of the overstatement or understatement will be reported for the period in which such determination is made, thereby eliminating all or a portion of any profits or losses from other contracts that would have otherwise been reported in such period or potentially resulting in a loss or gain being reported for such period. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long-term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.
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
Certain of our coverages are subject to large deductibles or have high self-insured retention amounts and our policies do not cover all possible claims. Accordingly, we are effectively self-insured for a substantial number of actual and potential claims. Additionally, if our estimates of liability for current or IBNR claims are substantially undervalued, we may incur unexpected losses higher than our reserves which we believe are adequate.
Our estimates and accruals for unpaid claims and expenses are based on known facts, historical trends, industry averages, and reasonable estimates of future expenses, utilizing the assistance of third-party actuaries. We believe our accruals are adequate. The determination of such estimated liabilities and their appropriateness are reviewed and updated at least quarterly. However, claims liabilities are difficult to assess and estimate due to many relevant factors, the effects of which are often unknown, including the severity of an injury or damage, the determination of liability in proportion to other parties, the timeliness of reported claims, the effectiveness of our risk management and safety programs and the terms and conditions of our insurance policies. Additionally, unknown or changing trends, risks, or circumstances, such as increases in claims or their magnitudes, a weakening economy, increases in medical costs, changes in case law or legislation, or changes in the nature of the work we perform, could render our current estimates and accruals inadequate. If our estimates materially diverge from our realized liabilities, adjustments to our balance sheet may be required and these increased liabilities would be recorded in the period that the experience becomes known.
We carry a significant amount of goodwill, identifiable intangible assets, and fixed assets on our consolidated balance sheets. Earnings for future periods may be impacted by impairment charges for goodwill and intangible assets.
Goodwill is the excess of purchase price over the fair value of the net assets of acquired businesses. We assess goodwill and identifiable intangible assets for impairment each year, or more frequently if circumstances suggest an impairment may have occurred.
While we believe we have made reasonable estimates and judgments about the fair values of our reporting units which were based on facts and circumstances known at such time, it is possible that existing or new events may result in forecasted cash flows, revenue and earnings that differ from those that formed the basis of our estimates and assumptions, which could be materially different from our estimates and assumptions. Any impairment in the value of our goodwill would have an adverse non-cash impact on our results of operations and reduce our net worth. As of December 31, 2025, we had goodwill of $3,167 million, which is maintained in various reporting units.
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
If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, investors may lose confidence in our financial reporting, which could harm the market price of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We continue to enhance and maintain our processes and systems and adapt them as our business evolves, including as we expand into new markets, implement new ERP systems, and complete acquisitions.

In the past, we identified, and subsequently remediated, material weaknesses in our internal control over financial reporting. While we believe we have remediated all material weaknesses previously identified, we cannot assure that we will not have additional material weaknesses in the future. If we have additional material weaknesses in the future and fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
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
A portion of our agreements with customers contain fixed price terms. Under these contracts, we typically set the price of our services on a per unit or aggregate basis and assume the risk that costs associated with our performance may be greater than what we estimated. We also enter into contracts for specific projects or jobs that require the installation or construction of an entire infrastructure system or specified units within an infrastructure system, many of which are priced on a fixed price or per unit basis. Profitability for these contracts will be reduced if actual costs to complete a project exceed our original estimates. If estimated costs to complete the remaining work for a project exceed the expected revenue to be earned, the full amount of any expected loss is recognized in the period the loss is determined. Our profitability on these contracts is therefore dependent upon our ability to accurately estimate the costs associated with our services and our ability to execute in accordance with our plans. A variety of factors could negatively affect these estimates, including changes in expected productivity levels, conditions at work sites differing materially from those anticipated at the time we propose on the contract, and higher than expected costs of labor and/or materials. These variations, along with other risks inherent in performing fixed price contracts, could cause actual project results to differ materially from our original estimates, which could result in lower margins than anticipated, or losses, which could reduce our profitability, cash flows, and liquidity.
A portion of our contracts allocate the risk of price increases in supplies and materials to us.
For certain contracts, including those where we have assumed responsibility for procuring materials for a project, we are exposed to market risk of increases in certain commodity prices of materials, such as copper and steel, which are used as components of supplies or materials utilized in all of our operations. In addition, our customers’ capital budgets may be impacted by the prices of certain materials. These prices could be materially impacted by general market conditions and other factors, including U.S. trade relationships with other countries or the imposition of tariffs. We are also exposed to increases in energy prices, including as they relate to gasoline prices for our rolling-stock fleet of approximately 12,700 vehicles. Additionally, the price of fuel required to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control. Any increase in fuel costs could materially reduce our profitability and liquidity to the extent we are not able to adjust our pricing for such expenses. While we believe we can increase our prices to adjust for some price increases in commodities, there can be no assurance that these increases would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust our prices and, as a result, increases in material or fuel costs could reduce our profitability with respect to such projects.
Some of our subsidiaries are government contractors and they are subject to complex rules and regulations governing government contractors, and their contracts with government entities are subject to audit. Violations of the applicable rules and regulations could result in a subsidiary being barred from future government contracts.
Government contractors must comply with many regulations and other requirements that relate to the award, administration and performance of these contracts, and government contracts are subject to audit. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract or debarment from proposing on government contracts in the future. Further, despite our decentralized nature, a violation at one of our locations could impact other locations’ ability to propose on and perform government contracts. Additionally, because of our decentralized nature, we face risks in maintaining compliance with all local, state, and federal government contracting requirements. Prohibition against proposing on future government contracts could have an adverse effect on our consolidated financial condition and results of operations.
Changes in spending or budgetary priorities or delays in contract awards may materially adversely affect our business, financial condition and results of operations.
We perform work through various subsidiaries to the U.S. federal government through government contracts. We also undertake projects for non-governmental customers who receive some level of federal funding for those projects. Levels of U.S. federal government spending are difficult to predict and subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the U.S. presidential administration and Congress and what challenges budget and expenditure reductions and reforms on federal governmental processes will present for us, our customers, and our industry generally. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect the funding for the work we provide under government contracts and the federally-funded projects we undertake for our customers, and could delay contracting or payment decisions by our customers or result in the federal government not renewing contracts with us. Current U.S. federal government spending levels for the work we provide to the federal government, for the funding of the projects of our customers or for other programs may not be sustained, and future spending and program authorizations may not increase or may decrease or shift to programs in areas where we do not provide services or are less likely to be awarded contracts. In the event the budgets or budgetary priorities of the U.S. federal government entities with which we do business are delayed, decreased or underfunded, or if the same occurs with respect to the federally-funded projects we undertake for our customers, our consolidated revenues and results of operations could be materially and adversely affected.
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
Our estimates of future performance and results of operations depend, among other factors, on whether and when we receive new contract awards, which affect the extent to which we are able to utilize our workforce. The rate at which we utilize our workforce is affected by a variety of factors, including our ability to forecast the need for our services, our ability to maintain an appropriately sized workforce, our ability to transition employees from completed projects to new projects or between internal business groups, our ability to manage attrition, and our need to devote resources to non-chargeable activities such as training or business development. While our estimates are based upon our good faith judgment, professional knowledge and experience, these estimates may not be accurate and may frequently change based on newly available information. In the case of large-scale projects where timing is often uncertain, it is particularly difficult to predict whether and when we will receive a contract award. The uncertainty of contract award timing can present difficulties in matching our workforce size to our project needs. If an expected contract award is delayed or not received, we could incur significant costs and reduced profitability resulting from underutilization of our workforce, redundancy of facilities, or from efforts to right-size our workforce and/or operations, which could reduce our profitability and cash flows. Conversely, we have in the past, and may from time to time in the future, face a shortage of skilled workers. Any significant deterioration in employee relations, shortages of labor or increases in labor costs at any of our businesses could have a material adverse effect on our business, financial condition, and results of operations. Competition in the market for labor could drive up our costs, reduce our profitability, or impact our ability to deliver timely service to our customers.

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
We also maintain defined benefit pension plans outside of the U.S. Our non-U.S. defined benefit pension plans include both funded and unfunded plans. If these investments do not perform well or are not managed properly and their values decline significantly, it could result in a coverage shortfall for these pension obligations and therefore significantly increase our pension obligations. We completed a pension buy-in transaction during 2023 and entered into insurance contracts with a global insurance company for the funded plan in the U.K. (closed to new members and future benefit accrual). In December 2024, we entered into a non-binding agreement in principle with the Trustees of the two pension plans in the U.K. to proceed with wind-up of the plans contingent on certain conditions. If all conditions are met and we execute the final wind-up, it would have a non-cash impact on our results of operations.
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
As of December 31, 2025, approximately 50% of our employees were covered by collective bargaining agreements in the U.S. or similar employment and labor obligations in other countries in which we conduct business. The terms of these agreements limit our discretion in the management of covered employees and our ability to nimbly implement changes to meet business needs. In addition, our employees in certain countries in Europe are subject to works council arrangements, exposing us to potential delays in implementing changes, works council claims and litigation. There can be no assurance that our non-unionized employees will not become members of a union or become covered by a collective bargaining agreement, including through an acquisition of a business whose employees are subject to such an agreement. Certain of our unionized employees have participated in strikes and work stoppages in the past, and we cannot be certain that strikes or work stoppages will not occur in the future. In the current inflationary environment, negotiations over union wage rates or increase in benefits may slow or derail contract renegotiations, which may lead to potential strikes or work stoppages. Strikes or work stoppages could adversely impact relationships with our customers and could cause us to lose business and experience a decline in revenues. Our ability to complete future acquisitions also could be adversely affected because of our union status. For instance, our union agreements may be incompatible with the union agreements of a business we want to acquire, and some acquisition targets may decline to become affiliated with a union-based company. Moreover, certain of our customers, where permissible by law, may require or prefer a non-union workforce, and they may reduce the amount of work assigned to us if our non-union labor crews become unionized, which could negatively affect our financial condition, results of operations and cash flows.

RISKS RELATED TO OUR CUSTOMER BASE
We serve customers who are involved in construction, technology, energy exploration, production and transportation, and adverse developments affecting activities in these industries, reduced demand for oil and natural gas products, or increased regulation of exploration and production, could have a material adverse effect on our results of operations.
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
A portion of our current business and a portion of our future growth is expected to result from public and private investments in infrastructure. As a result, reduced or delayed spending, including the impact of government sequestration programs or other changes in budget priorities could result in the deferral, delay, or disruption of our projects. These potential events could also impact our ability to be timely paid for our current services, which could adversely affect our cash flows and margins.
RISKS RELATED TO OUR OCCUPATIONAL HAZARDS
Our business is subject to operational hazards due to the nature of services we provide and the conditions in which we operate, including electricity, fires, explosions, mechanical failures, and weather-related incidents.
We are subject to occupational and safety laws in each of the countries in which we operate, including for example in the U.S., the Occupational Safety and Health Act of 1970, as amended (“OSH Act”), in France, the Health and Safety at Work Code ("HSW Code"), and in the U.K., the Health and Safety At Work Act (“HSW Act”). These laws and their implementing regulations establish certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure, and procedural requirements. Various standards, including standards for notices of hazards and safety, may apply to our operations. We incur capital and operating expenditures and other costs in the ordinary course of business in complying with the OSH Act, the HSW Code, the HSW Act, and other state and local laws and regulations, and could incur penalties and fines in the future, including, in extreme cases, criminal sanctions. However, we have experienced no material penalties and fines to date.
While we invest substantial resources in occupational health and safety programs, the industries in which we operate involve a high degree of operational risk, and there can be no assurance that we will avoid significant liability. Although we have taken what we believe to be appropriate precautions, we have had employee injuries and fatalities in the past and may suffer additional injuries or fatalities in the future. Serious accidents of this nature may subject us to substantial penalties, civil litigation, or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our consolidated financial condition, results of operations or cash flows. In addition, if our safety record were to deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, customers could cancel existing contracts and not award future business to us, which could materially adversely affect our liquidity, cash flows, and results of operations. If we were not able to successfully resolve such issues, our ability to service our customers could be damaged, which could lead to a material adverse effect on our financial condition, results of operations and cash flows.
Our projects expose our employees to electrical lines and equipment, pipelines carrying potentially explosive or toxic materials, heavy equipment, transportation accidents, adverse weather conditions, and the risk of damage to equipment and property from hazardous conditions such as working at heights.
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
We may have litigation in a variety of matters, some matters may be unpredictable or unanticipated, and the frequency and severity of litigation could increase. Because lawsuits are inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. A judgment that is not covered by insurance or that is significantly in excess of our insurance coverage could materially adversely affect our financial condition or results of operations.
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
We have in the past been, and may in the future be, subject to liabilities in connection with injury, death, or damage incurred in conjunction with our installation of products or provision of services regarding the inspection, service, or monitoring of products and systems installed by us or others. Although we currently maintain what we believe to be suitable and adequate insurance, we may be unable to maintain such insurance on acceptable terms or such insurance may not provide adequate protection against potential liabilities.
Such claims and legal proceedings can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. In addition, lawsuits relating to construction defects typically have statutes of limitations that can run as long as twelve years in some jurisdictions such as the U.K. Claims of this nature could also have a negative impact on customer confidence in our businesses and services. Current or future claims could have a material adverse effect on our reputation, business, financial condition, and results of operations.
A failure in the systems we construct and install, or in the systems we repair or service, whether due to employee acts or omissions or faulty workmanship or design, may subject us to significant liability.
Our business involves professional judgments regarding the planning, design, development, construction, operations and management of electric power transmission, communications, and pipeline infrastructure. This includes related operational technology (“OT”), connected control, monitoring, and life-safety systems, along with supporting software and firmware installed and, in some cases, maintained at customer locations. Because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable professional standards, including engineering standards, could result in damages. A significantly adverse or catastrophic event at a project site or completed project resulting from the services we performed could result in significant professional or product liability, personal injury (including claims for loss of life) or property damage claims or other claims against us, as well as reputational harm. We also repair and service safety systems, including elevator and escalator equipment that see heavy consumer traffic, and therefore the potential risk of personal injury for equipment failure is enhanced. These liabilities could exceed our insurance limits or applicable indemnification rights and could impact our ability to obtain third-party insurance in the future. In addition, customers, subcontractors, or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, if successful and of a material magnitude, could have a substantial impact on our business, financial condition, results of operations and cash flows.
Because many of our services are intended to protect lives and real and personal property (e.g., alarm and fire safety systems, products and monitoring services) and many of our businesses perform services at large projects and industrial facilities where accidents or system failures could be disastrous and costly, we may have greater exposure to litigation risk. Such risk may arise from employee acts or omissions, faulty construction, or system failures, which may involve OT systems or other connected systems we install, monitor, service, or maintain at customer locations, as well as systems that interface with customer networks or third-party platforms. In the event of litigation, it is possible that any contract limitation provisions may be deemed inapplicable or unenforceable, that our insurance coverage is insufficient or that insurers may deny coverage of our claims. Any claim, regardless of its merit or eventual outcome, could result in substantial costs, divert management’s attention, and create negative publicity, particularly for claims relating to environmental matters where the amount of the claim could be extremely large. Such claims could have a material adverse effect on our business, consolidated financial condition, results of operations and cash flows. If a customer or third party believes that he or she has suffered harm to person or property due to an actual or alleged act or omission of one or more of our employees, faulty construction, or a failure of a system we installed or maintained, then they may pursue legal action against us.
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
Certain of our businesses, along with numerous other third parties, are named as defendants in personal injury lawsuits based on alleged exposure to various hazardous materials, including asbestos and per- and poly-fluoroalkyl substances ("PFAS"). Hazardous materials that are the subject of these lawsuits could in the future include, among others, asbestos, PFAS, silica or solvents that may be or may have been previously used in the course of our work. These cases typically involve product liability claims based primarily on allegations of sale, distribution, installation or use of industrial products that either contained hazardous materials or were used with hazardous material containing components. Allegations of the presence of or exposure to these types of hazardous materials could be the basis of additional third-party claims and lawsuits. It is uncertain whether we will be successful in litigating or otherwise resolving these types of claims and lawsuits in the future and we continue to evaluate different strategies related to claims filed against us. Unfavorable rulings, judgments, or settlement terms in future cases could have a material adverse impact on our financial condition, results of operations, and cash flows.
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
This work subjects us to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, polychlorinated biphenyls, industrial chemicals, fuel storage, water quality, and air quality. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or leaks, the discovery of previously unknown risks of materials or chemicals, or the imposition of new clean-up requirements could require us to incur significant costs or become the basis for new or increased liabilities that could negatively impact our financial condition, results of operations, and cash flows. For example, in August 2022, the U.S. Environmental Protection Agency (“EPA”) issued a proposal that, if enacted, would designate two types of PFAS as hazardous substances, which could lead to legal claims or other liabilities.
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

RISKS RELATED TO THE INDUSTRIES IN WHICH WE OPERATE
We have significant operations in highly competitive markets and our failure to effectively compete could reduce our market share and harm our financial performance.
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
Certain of our customers’ work is awarded through proposal processes on a project-by-project basis. In connection with such project-based work, price is often a significant factor that determines whether we are awarded the project, especially on smaller, less complex projects. Smaller competitors may have an advantage against us based on price alone due to their lower costs and financial return requirements. Generally, it is difficult to predict whether and when we will be awarded a new contract due to lengthy and complex proposal and selection processes, changes in existing or forecasted market conditions, customers’ access to financing, governmental regulations, permitting, and environmental matters. Additionally, our proposals for certain projects may depend on customer perception, including our perceived relative ability to perform the work as compared to our competitors or a customer’s perception of technological advantages held by our competitors as well as other factors. Moreover, if we do not employ new technologies as quickly or efficiently as our competitors, or if our competitors develop or utilize more cost-effective or customer-preferred technologies, such as data analytics, artificial intelligence and other new and emerging technologies, that give them a competitive advantage in the proposal and selection process, it could have a material adverse effect on our ability to win and retain business from customers. Our market share and results of operations could be materially and adversely affected if we are unsuccessful in proposing on projects or renewing our master service agreements, or if our ability to be awarded such projects or agreements requires that we accept less desirable terms, including lower margins. Furthermore, because we derive revenue from project awards that are subject to these uncertainties, our results of operations and cash flows can fluctuate materially from period to period.
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
The industries we serve can be seasonal, cyclical, and affected by weather conditions at project sites and other variations, the combined effects of which can potentially delay cash flows and adversely impact our results of operations.
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
We have a holding company structure and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. As a result, we are dependent on the income generated by our subsidiaries to meet our expenses and operating cash requirements. The amount of distributions and dividends, if any, which may be paid from APG and its subsidiaries to us will depend on many factors, including APG’s results of operations and consolidated financial condition, its constitutional documents, documents governing any indebtedness of APG or its subsidiaries, limits on dividends under applicable law, and other factors which may be outside of our control. If our subsidiaries are unable to generate sufficient cash flow, we may be unable to pay our expenses or make distributions and dividends on the common stock. In addition, any distributions or dividends that may be made to APG by its subsidiaries could be subject to restrictions on dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, and foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate, and we may not be able to repatriate income or capital in a tax efficient manner, if at all. Moreover, to the extent we intend to pay dividends on our common stock, we will pay such dividends at such times (if any) and in such amounts (if any) as the Board determines appropriate.
We have equity instruments outstanding that would require us to issue additional shares of common stock. Therefore, you may experience significant dilution of your ownership interests and the future issuance of additional shares of our common stock, or the anticipation of such issuances, could have an adverse effect on our stock price.
We have 4,000,000 shares of Series A Preferred Stock which are convertible into 6,000,000 shares of our common stock upon conversion on the last day of 2026 pursuant to the Company's Certificate of Incorporation. We will be obligated to pay dividends on our 4,000,000 outstanding shares of Series A Preferred Stock based on the market price of our common stock if such market price exceeds certain trading price minimums. These dividends are payable in cash or shares of our common stock, at our sole option. The issuance of common stock pursuant to the terms of the Preferred Stock will reduce (by the applicable proportion) the percentage stock holdings of those stockholders holding common stock prior to such issuance which may reduce your net return on your investment in our common stock.
In addition, we have various outstanding equity awards to employees and directors under the APi Group Corporation 2019 Equity Incentive Plan. As of December 31, 2025, we had 15,787,149 shares of common stock available under this Plan.
We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with future acquisitions, future issuances of our securities for capital raising purposes or for other business purposes. For example, in April 2024, we issued 18,975,000 shares of the Company’s common stock in a public underwritten offering and used the net proceeds to finance, in part, the acquisition of 100% of the equity interests of Elevated and for general corporate purposes. Future sales by us of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.
We may issue preferred stock in the future and the terms of the preferred stock may reduce the value of our common stock.
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

Our stock price may be volatile and, as a result, stockholders could lose a significant portion or all of their investment.
The market price of our common stock on the New York Stock Exchange ("NYSE") may fluctuate as a result of several factors, including the following:
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
•economic, legal, and regulatory factors unrelated to our performance;
•adverse or new pending litigation against us; or
•the conversion of Series A Preferred Stock into common stock at the end of 2026 and the issuance of annual Series A Preferred Stock dividends, which are intended to be settled in common stock.
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
GENERAL RISK FACTORS
In the event of a cybersecurity incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings, or suffer damage to our reputation.
In the event of a cybersecurity incident, we could experience operational interruptions, incur substantial additional costs, become subject to legal or regulatory proceedings, or suffer damage to our reputation. In addition to the disruptions that may occur from interruptions in our information technology systems, cybersecurity threats and sophisticated and targeted cyberattacks, including the potential use of artificial intelligence tools, pose a risk to our information technology systems, our OT systems, and the systems that we design and install, as well as technology installed at customer locations that we may be responsible for maintaining. We have established security policies, processes and defenses designed to help identify and protect against intentional and unintentional misappropriation or corruption of our information technology systems, our OT systems, disruption of our operations or the secure operation of the systems we install and may also maintain. Despite these efforts, our information technology and OT systems may be damaged, disrupted or shut down as a result of unauthorized access, malicious software, computer viruses, undetected intrusion, hardware failures or other events, and our disaster recovery plans may be ineffective or inadequate in these circumstances. These breaches or intrusions could lead to business interruption, impacts to physical processes and equipment, exposure of proprietary or confidential information, data corruption, damage to our reputation, exposure to legal and regulatory proceedings, and other costs. Such events could have a material adverse impact on our consolidated financial condition, results of operations, and cash flows. In addition, we could be adversely affected if any of our significant customers or suppliers experiences any similar events that disrupt their business operations or damage their reputation, including events involving systems we install or may maintain at their locations. We maintain monitoring practices and protections of our information technology and OT systems to reduce these risks and test our systems on an ongoing basis for potential threats. There can be no assurance, however, that our efforts will prevent the risk of a security breach of our databases or systems that could adversely affect our business.
Data privacy, identity protection, and information security compliance may require significant resources and presents certain risks.
We maintain confidential data and information (inclusive of personal data and third-party confidential information) in the normal course of our business. This may include sensitive personal data such as audio recordings of telephone calls, video images, and footage from customer sites, as well as data processed, transmitted, or stored by systems we install and may maintain at customer sites. We also partner with third-party data processors that collect, store, have access to, and otherwise process such confidential data and information on our behalf. This confidential data and information is subject to data privacy and security laws, regulations, and/or customer-imposed requirements.
Despite our efforts to protect that data, our business and systems may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, or errors that could potentially lead to compromising such data, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information and operational disruptions, which may involve customer systems we install, maintain, and access remotely for monitoring, service, or support. A significant actual or perceived risk of theft, loss, fraudulent use or misuse of customer, employee or other data, whether by us, our suppliers, vendors, customers or other third parties, as a result of employee error or malfeasance, or as a result of the imaging, software, security and other products we incorporate into the products we install or the services we provide as a result of vulnerabilities or misconfigurations in customer-site environments or in third-party components used in such systems, as well as non-compliance with applicable industry standards or our contractual or other legal obligations or privacy and information-security policies regarding such data, could result in costs, fines, litigation or regulatory actions, or could lead customers to seek the services of our competitors. In addition, any such event could harm our reputation, cause unfavorable publicity, or otherwise adversely affect certain potential customers’ perception of the security and reliability of our services and the products we install as well as our credibility and reputation, which could result in lost revenues.
In addition, we operate in an environment in which there are different and potentially conflicting data privacy laws in effect in the various U.S. states and foreign jurisdictions in which we operate, we must understand and comply with each law and standard in each of these jurisdictions while ensuring the data is secure and we could be subject to potentially substantial fines and penalties for non-compliance for major breach, theft or loss of personal data. This includes personal data collected, processed, or transmitted through systems installed at customer locations that we may maintain or monitor. For example, under the E.U. General Data Protection Regulation (“GDPR”) and U.K. General Data Protection Regulation ("UK GDPR") companies must meet certain requirements regarding the handling of personal data or face penalties of up to 4% of worldwide revenue. Furthermore, the collection and safeguarding of personal information has increasingly attracted enhanced scrutiny from the general public in the United States, which has resulted in additional actual and proposed legislative and regulatory rules at the federal and state levels (e.g., the California Consumer Privacy Act of 2018 and California’s Proposition 24 of 2020). We believe that data privacy regulations and public expectations will continue to evolve, which may require us to incur additional expenses and may heighten the risks associated with compromised information. Government enforcement actions can be costly and interrupt the regular operation of our business, and violations of data privacy laws can result in fines, reputational damage, and civil lawsuits, any of which may adversely affect our business, reputation, and financial results.
The loss of key senior management personnel or the failure to hire and retain highly skilled personnel could negatively affect our business.
We depend on our senior management and other key personnel to operate our businesses. We also rely on other highly skilled personnel. Competition for qualified personnel in our industries, especially with respect to specialized projects or unique skill sets in applicable trades, is intense. The loss of any of our executive officers or other key employees or the inability to identify, hire, train, retain, and manage skilled personnel could harm our business.

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
The responsibilities of the Chief Information Officer ("CIO") include overseeing cybersecurity measures with the global Chief Information Security Officer ("CISO"). The CIO's background includes over 25 years of IT leadership, including his role at a major medical device retailer and experience in various industries such as manufacturing, consumer packaged goods, and automotive. He holds a Master of Science in Engineering from the Polytechnic University of Turin.
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

ITEM 2. PROPERTIES
We own our corporate headquarters in New Brighton, Minnesota and own and lease other facilities globally where we conduct business. Our facilities are utilized for operations in our reportable segments and include offices, warehouses, storage, fabrication manufacturing, maintenance shops, and training and educational facilities. As of December 31, 2025, we owned approximately 50 facilities and leased approximately 500 facilities in the U.S., France, the United Kingdom, Australia, the Netherlands, and over 15 other countries. We believe that our existing facilities are sufficient for our current needs.
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
Common Stock
As of February 18, 2026, there were approximately 10 holders of record of our common stock.
Stock Split
During the second quarter of 2025, we executed a three-for-two stock split by issuing a stock dividend of one-half of one share of common stock for each share of common stock. All references to the number of shares outstanding, issued shares, and per share amounts of the common stock have been restated to reflect the effect of the stock split for all historical periods presented. Refer to Note 19 – “Shareholders’ Equity and Redeemable Convertible Preferred Stock” to our consolidated financial statements included in this Annual Report for additional information.
Dividends
We have historically not paid cash dividends and do not currently anticipate paying a cash dividend on our common stock. We intend to retain future earnings for reinvestment. Our Board of Directors will make any future determination as to the payment of dividends at its discretion, and this determination will depend upon our operating results, financial condition and capital requirements, general business conditions, and such other factors that the Board of Directors considers relevant. In addition, our Credit Agreement, in certain situations, prohibits us from paying cash dividends or making other distributions on our common stock without prior consent of the lender. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
Holders of shares of our Series A Preferred Stock are entitled to receive an annual stock dividend, payable in stock or cash at the election of our Board of Directors, based on the appreciated stock price compared to the highest dividend price previously used in calculating the Series A Preferred Stock dividends. We intend to settle these dividends in shares of Common Stock.
Prior to the conversion of our Series B Preferred Stock into common stock in February 2024 ("Series B Preferred Stock Conversion"), the holders of our Series B Preferred Stock were entitled to receive quarterly dividends in cash or (subject to the satisfactions of certain conditions) shares of our common stock, at our sole option (which we intended to settle in shares of common stock). We declared a pro rata Series B Preferred Stock dividend of $7 million, or 424,794 shares of common stock, during the year ended December 31, 2024 for the Series B Preferred Stock outstanding through February 28, 2024. Refer to Note 19 – “Shareholders’ Equity and Redeemable Convertible Preferred Stock” to our consolidated financial statements included in this Annual Report for additional information.
Stock Repurchase Program
During the second quarter of 2025, our Board of Directors authorized a share repurchase program ("2025 SRP") to purchase up to $1 billion of shares of our common stock. The timing, amount, and manner of any repurchases under the new repurchase program will be determined at the discretion of our leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for our common stock. The share repurchase program is open-ended and does not require our Company to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by our Company at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and we may enter into Rule 10b5-1 trading plans in connection with such repurchases. This new authorization replaces our previous share repurchase authorization announced in 2024 ("2024 SRP"). Prior to the new authorization, we repurchased 3,095,573 shares of common stock for approximately $75 million under the 2024 SRP. As of December 31, 2025, we had $1 billion of authorized repurchases remaining under the 2025 SRP.

During 2024, our Board of Directors authorized the 2024 SRP to purchase up to an aggregate of $1 billion of shares of our common stock. During the year ended December 31, 2024, we repurchased 24,390,240 shares of our common stock for approximately $600 million.
Issuer Purchases of Equity Securities
The Company did not have any purchases of equity securities during the quarter ended December 31, 2025.
Performance Graph
The following graph summarizes the cumulative return on $100 invested in APG’s common stock, the S&P 500, the Russell 2000 Stock Index, and the common stock of a selected peer group of companies if invested on January 1, 2021 until December 31, 2025. Because our services are diverse across our operating segments, APG does not believe that any single published industry index is appropriate for comparing shareholder return. Therefore, the peer group used in the performance graph combines publicly traded companies that have similar characteristics as one or more of APG’s segments. The returns of each company in the peer group are weighted based on the market capitalization of that company at the beginning of the measurement period. The stock price performance shown in the graphs is not necessarily indicative of future price performance.
The peer group includes Cintas Corporation, Comfort Systems USA, Inc., Dycom Industries, Inc., EMCOR Group Inc., FirstService Corp, Johnson Controls International plc, MasTec Inc., Otis Worldwide, and Quanta Services, Inc.

$355
$330
$305
$280
$255
$230
$205
$180
$155
$130
$105
$80
$55
$30
1/1/2021
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
(INDEX) APi Group Corporation - Price
(INDEX) S&P 500 - Price
(INDEX) Russell 2000 - Price
(INDEX) Index:Personal:Peer_List_Mq.Ofdb - Price

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and year-to-year comparisons of APG’s financial condition and results of operations for the years ended December 31, 2025 and 2024.
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
We focus on growing our recurring revenue streams and repeat business from a diverse set of long-standing customers across a variety of end markets, which we believe provides us with stable cash flows and a platform for organic growth. We believe inspection, service, and monitoring revenues are generally more predictable through contractual arrangements with typical terms ranging from days to five years, with the majority having durations of less than six months and are often recurring due to consistent renewal rates and long-standing customer relationships.
CERTAIN FACTORS AND TRENDS AFFECTING OUR RESULTS OF OPERATIONS
Segment Realignment
During 2025, due to a change in the way the businesses are managed, we realigned our segments by moving the HVAC business from the Safety Services segment to the Specialty Services segment. As such, all segment-related prior period amounts have been recast to reflect this change as of the beginning of the earliest period presented.
For additional information about our segments, see Note 22 – “Segment Information” to our consolidated financial statements included in this Annual Report.
Acquisitions
During 2025, we completed 14 acquisitions. Total purchase consideration for all of the completed acquisitions of $233 million consisted of cash paid at closing of $186 million, cash deposited into escrow for future deferred payments of $17 million, and accrued consideration of $30 million. The results of operations of these acquisitions are included in our consolidated statements of operations from their respective dates of acquisition.
For additional information about our acquisitions, see Note 4 – “Business Combinations” to our consolidated financial statements included in this Annual Report.
Stock Split
On June 30, 2025, we executed a three-for-two stock split by issuing a stock dividend of one-half of one share of common stock for each share of common stock.
For additional information about our stock split, see Note 19 – "Shareholders' Equity and Redeemable Convertible Preferred Stock" to our consolidated financial statements included herein.

Restructuring
In 2022, we announced our multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program included expenses related to workforce reductions, lease termination costs, and other facility rationalization costs.
During 2025, we incurred $4 million of pre-tax restructuring costs within the Safety Services segment in connection with the Chubb restructuring program. As of June 30,2025, the Chubb restructuring program ended and no additional expenses are expected.
For additional information about our restructuring activity, see Note 6 – “Restructuring" to our consolidated financial statements included in this Annual Report.
Economic, Industry, and Market Factors
We closely monitor the effects of general changes in economic and market conditions on our customers. General economic and market conditions can positively or negatively affect demand for our customers’ products and services, which can impact their planned capital and maintenance budgets in certain end markets. Market, regulatory, and industry factors could affect demand for our services. Availability of transportation and transmission capacity and fluctuations in market prices for energy and other fuel sources can also affect demand for our services for pipeline and power generation construction services. These fluctuations, as well as the highly competitive nature of our industries, have resulted, and may continue to result, in lower proposals and lower profit on the services we provide. Increased volatility in the global economy, and the increased tariffs on imported goods by the United States, Canada, and other countries, may also impact the financial results of some of our businesses. These tariffs have a direct impact on the cost of certain materials utilized in the services we provide and will increase the overall cost of projects which could lower project activity and impact the demand for our services. In the face of increased cost pressure on key materials or other market developments, we strive to maintain our profit margins through productivity improvements, cost reduction programs, pricing adjustments, and business streamlining efforts. Increased competition for skilled labor resources and higher labor costs can reduce our profitability and impact our ability to deliver timely service to our customers. We could experience supply chain disruptions, which could negatively impact the source and supply of materials needed to perform our work. In addition, fluctuations in foreign currencies may have an impact on our financial position and results of operations. However, we believe that our exposure to transactional gains or losses resulting from changes in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In cases where operational transactions represent a material currency risk, we generally enter into cross-currency swaps. Refer to Note 10 – "Derivatives" to our consolidated financial statements included in this Annual Report for additional information on our hedging activities. While we actively monitor economic, industry and market factors that could affect our business, we cannot predict the effect that changes in such factors may have on our future consolidated results of operations, liquidity, and cash flows, and we may be unable to fully mitigate, or benefit from, such changes.
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
Additionally, the industries we serve can be cyclical. Fluctuations in end-user demand, or in the supply of services within those industries, can affect demand for our services. As a result, our businesses may be adversely affected by industry declines or by delays in new projects. Variations or unanticipated changes in project schedules in connection with large projects can create fluctuations in net revenues.
DESCRIPTION OF KEY LINE ITEMS
Net revenues
Net revenues are generated from the sale of various types of contracted services, fabrication, and distribution. We derive net revenues primarily from services under contractual arrangements with durations ranging from days to five years, with the majority having durations of less than six months, and which may provide the customer with pricing options that include a combination of fixed, unit, or time and material pricing. Net revenues for fixed price agreements are generally recognized over time using the cost-to-cost method of accounting which measures progress based on the cost incurred to total expected cost in satisfying our performance obligation.
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
Investment expense (income) and other, net
Investment expense (income) and other, net includes income and expense from foreign currency forward contracts, cross-currency swaps, joint ventures, non-service pension cost, and other miscellaneous items including loss (gains) on extinguishment of debt. Non-service pension cost reflects the sum of the components of pension expense not related to service expense, i.e., interest expense, expected return on assets, and amortization of prior service costs and actuarial gains and losses.

RESULTS OF OPERATIONS
The following is a discussion of our financial condition and results of operations for the years ended December 31, 2025 and 2024. The following financial information has been extracted from our audited consolidated financial statements included in this Annual Report.

	Year Ended December 31,		Change
($ in millions)	2025	2024	$	%
Net revenues	$7,911	$7,018	$893	12.7%
Cost of revenues	5,424	4,840	584	12.1%
Gross profit	2,487	2,178	309	14.2%
Selling, general, and administrative expenses	1,933	1,694	239	14.1%
Operating income	554	484	70	14.5%
Interest expense, net	141	146	(5)	(3.4%)
Investment expense (income) and other, net	—	8	(8)	NM
Other expense, net	141	154	(13)	(8.4%)
Income before income taxes	413	330	83	25.2%
Income tax provision	111	80	31	38.8%
Net income	$302	$250	$52	20.8%
NM = Not meaningful
Year ended December 31, 2025 versus year ended December 31, 2024
Net revenues
Net revenues for the year ended December 31, 2025 were $7,911 million compared to $7,018 million for the year ended December 31, 2024, an increase of $893 million or 12.7%. The increase was primarily driven by growth in inspection, service, and monitoring revenues, strong growth in project revenues, acquisitions, and pricing improvements.
Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the years ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,		Change
($ in millions)	2025	2024	$	%
Gross profit	$2,487	$2,178	$309	14.2%
Gross margin	31.4%	31.0%
Our gross profit for the year ended December 31, 2025 was $2,487 million compared to $2,178 million for the year ended December 31, 2024, an increase of $309 million, or 14.2%. Gross margin for the year ended December 31, 2025 was 31.4%, an increase of 40 basis points compared to the prior year period. The increase was primarily driven by disciplined customer and project selection and pricing improvements, partially offset by project revenues mix.

Selling, general, and administrative expenses
The following table presents selling, general, and administrative expenses for the years ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,		Change
($ in millions)	2025	2024	$	%
Selling, general, and administrative expenses	$1,933	$1,694	$239	14.1%
SG&A expenses as a % of net revenues	24.4%	24.1%

SG&A expenses (excluding amortization) (non-GAAP)	$1,705	$1,478	$227	15.4%
SG&A expenses (excluding amortization) as a % of net revenues (non-GAAP)	21.6%	21.1%
Our SG&A expenses for the year ended December 31, 2025, were $1,933 million compared to $1,694 million for 2024, an increase of $239 million. SG&A expenses as a percentage of net revenues was 24.4% during the year ended December 31, 2025 compared to 24.1% in 2024. The increase in SG&A expenses was primarily driven by non-recurring systems and business enablement expenses, SG&A expenses from acquisitions completed during the last year, and investments to support growth. Our SG&A expenses excluding amortization for the year ended December 31, 2025 were $1,705 million, or 21.6% of net revenues, compared to $1,478 million or 21.1% of net revenues for 2024. The increase in SG&A expenses excluding amortization as a percentage of net revenues is primarily due to the factors discussed above. See "Non-GAAP Financial Measures" below for a discussion and reconciliation of our non-GAAP financial measures.
Interest expense, net
Interest expense was $141 million and $146 million for the years ended December 31, 2025 and 2024, respectively. The decrease in interest expense was primarily due to a decrease in floating rates, partially offset by discontinuation of benefits from certain derivatives.
Investment expense (income) and other, net
Investment expense (income) and other, net was $0 and $8 million for the years ended December 31, 2025 and 2024, respectively. The change in investment expense (income) and other, net was primarily due to an increase in joint venture income and a decrease in non-service pension cost in the current year compared to the prior year.
Income tax provision
The effective tax rate for the year ended December 31, 2025 was 26.9% compared to an effective tax rate of 24.0% for the year ended December 31, 2024. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, state taxes, and discrete items.
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with rules effective beginning in 2024 and expanding in 2025. Several jurisdictions in which the Company operates have enacted Pillar 2 legislation, while others continue to advance implementation; the U.S. has not adopted the rules. On January 5, 2026, the OECD/G20 released the Side by Side (SbS) package, which provides administrative simplifications and new safe harbors, including exemptions from two of the three top‑up taxes for qualifying U.S.-parented groups and an extension of the Transitional Country-by-Country Reporting Safe Harbor through 2027. The Company is monitoring these developments and evaluating potential impacts. Based on current information, the Company has considered Pillar 2 tax within the provision for income taxes and does not expect Pillar 2 to have a material effect on its effective tax rate or consolidated financial statements.

Net income and adjusted EBITDA
The following table presents net income and adjusted EBITDA for the years ended December 31, 2025 and 2024, respectively:

	Year Ended December 31,		Change
($ in millions)	2025	2024	$	%
Net income	$302	$250	$52	20.8%
Adjusted EBITDA (non-GAAP)	1,041	893	148	16.6%
Net income as a % of net revenues	3.8%	3.6%
Adjusted EBITDA as a % of net revenues	13.2%	12.7%
Net income for the year ended December 31, 2025 was $302 million compared to $250 million for the year ended December 31, 2024, an increase of $52 million. Net income as a percentage of net revenues for the years ended December 31, 2025 and 2024 was 3.8% and 3.6%, respectively. The net income improvement is primarily attributable to strong revenue growth and gross margin expansion previously referenced and a decrease in interest expense, partially offset by the increase in SG&A expenses discussed above. Adjusted EBITDA for the years ended December 31, 2025 and 2024 was $1,041 million and $893 million, respectively, an increase of $148 million. The increase in adjusted EBITDA was driven by the same factors that explained the increase in net income. See "Non-GAAP Financial Measures" below for a discussion and reconciliation of our non-GAAP financial measures.
Segment Results

	Net Revenues
	Year Ended December 31,		Change
($ in millions)	2025	2024	$	%
Safety Services	$5,456	$4,797	$659	13.7%
Specialty Services	2,460	2,229	231	10.4%
Corporate and Eliminations	(5)	(8)	NM	NM
	$7,911	$7,018	$893	12.7%

	Segment Earnings
	Year Ended December 31,		Change
($ in millions)	2025	2024	$	%
Safety Services	$916	$765	$151	19.7%
Safety Services segment earnings as a % of net revenues	16.8%	15.9%
Specialty Services	$264	$253	$11	4.3%
Specialty Services segment earnings as a % of net revenues	10.7%	11.4%
Corporate and Eliminations	$(139)	$(125)	NM	NM
Adjusted EBITDA (non-GAAP)	$1,041	$893	$148	16.6%
NM = Not meaningful
The following discussion breaks down the net revenues and segment earnings by reportable segment for the years ended December 31, 2025 and 2024.
Safety Services
Safety Services net revenues for the year ended December 31, 2025 were $5,456 million compared to $4,797 million during the same period in the prior year. The increase was driven by growth in inspection, service, and monitoring revenues, acquisitions, strong growth in project revenues, and pricing improvements.

Safety Services segment earnings as a percentage of net revenues was 16.8% and 15.9% for the years ended December 31, 2025 and 2024, respectively. The increase was primarily driven by disciplined customer and project selection as well as pricing improvements leading to margin expansion in inspection, service, and monitoring revenues and project revenues.
Specialty Services
Specialty Services net revenues for the years ended December 31, 2025 and 2024 were $2,460 million and $2,229 million, respectively. The increase was driven by strong growth in project revenues.
Specialty Services segment earnings as a percentage of net revenues for the years ended December 31, 2025 and 2024 was 10.7% and 11.4%, respectively. The decrease was driven primarily by increased project starts, mix, and increased material costs.
Year ended December 31, 2024 versus year ended December 31, 2023
For a discussion of our financial condition and results of operations for the year ended December 31, 2023 and comparison to the year ended December 31, 2024, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on May 2, 2025.
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
These non-GAAP financial measures, however, have limitations as analytical tools and should not be considered in isolation from, a substitute for, or superior to, the related financial information that we report in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses, gains, and other non-recurring items that are required by GAAP to be recorded in our financial statements and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the following reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures and not to rely on any single financial measure to evaluate our business.
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

The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization) for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024
Reported SG&A expenses	$1,933	$1,694
Adjustments to reconcile SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(228)	(216)
SG&A expenses (excluding amortization)	$1,705	$1,478
Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) is the measure of profitability used by management to manage the business. Adjustments include expenses that are non-recurring in nature and that may not be indicative of the Company’s core operating results, including systems and business enablement expenses, business process transformation expenses, and one-time and other infrequent events such as impairment charges, restructuring costs, transaction and other costs related to acquisitions and divestitures, non-service pension cost, and miscellaneous capital market activities. We supplement the reporting of our consolidated financial information with adjusted EBITDA. We believe this non-GAAP measure provides meaningful information and helps investors understand our financial results and assess our prospects for future performance.
The following table presents a reconciliation of net income to adjusted EBITDA for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024
Reported net income	$302	$250
Adjustments to reconcile net income to adjusted EBITDA:
Interest expense, net	141	146
Income tax provision	111	80
Depreciation	85	80
Amortization	242	222
Contingent consideration and compensation	2	3
Non-service pension cost	19	22
Systems and business enablement	96	—
Business process transformation expenses	4	52
Acquisition and divestiture related expenses	24	13
Restructuring program related costs	14	32
Other	1	(7)
Adjusted EBITDA	$1,041	$893
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, our access to our $750 million five-year senior secured revolving credit facility (the “Revolving Credit Facility”) and the proceeds from debt and equity offerings. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, supply and material prices, market conditions, and inflation, over which we have no control.
As of December 31, 2025, we had $1,657 million of total liquidity, comprised of $912 million in cash and cash equivalents and $745 million ($750 million less outstanding letters of credit comprised of approximately $5 million, which reduce availability) of available borrowings under our Revolving Credit Facility.

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
We expect to continue to be able to access the capital markets through equity and debt offerings for liquidity purposes as needed. Our principal liquidity requirements have been, and we expect will continue to be, for working capital and general corporate purposes, including capital expenditures and debt service, identifying, executing, and integrating strategic acquisitions and business transformation transactions or initiatives, as well as any accrued consideration and compensation due to selling shareholders, including tax payments in connection therewith. Our capital expenditures were $96 million and $84 million in the years ended December 31, 2025 and 2024, respectively.
During the second quarter of 2025, our Board of Directors authorized a new share repurchase program ("2025 SRP") to purchase up to $1 billion of shares of our common stock. The timing, amount, and manner of any repurchases under the new repurchase program will be determined at the discretion of our leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for our common stock. The share repurchase program is open-ended and does not require us to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by us at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and we may enter into Rule 10b5-1 trading plans in connection with such repurchases. This new authorization replaces our previous share repurchase authorization announced in 2024 ("2024 SRP"). Prior to the new authorization, we repurchased 3,095,573 shares of common stock for approximately $75 million under the 2024 SRP. As of December 31, 2025, we had approximately $1 billion of authorized repurchases remaining under the 2025 SRP.
During 2024, our Board of Directors authorized the 2024 SRP to purchase up to an aggregate of $1 billion of shares of our common stock. During the year ended December 31, 2024, we repurchased 24,390,240 shares of our common stock for approximately $600 million.

Cash Flows
The following table summarizes net cash flows with respect to our operating, investing, and financing activities for the periods indicated:

	Year Ended December 31,
($ in millions)	2025	2024
Net cash provided by operating activities	$759	$620
Net cash used in investing activities	(254)	(829)
Net cash (used in) provided by financing activities	(121)	245
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	28	(15)
Net increase in cash, cash equivalents, and restricted cash	$412	$21
Cash, cash equivalents, and restricted cash, end of period	$913	$501
Net cash provided by operating activities
Net cash provided by operating activities was $759 million for the year ended December 31, 2025 compared to $620 million of cash provided in 2024. The increase in cash provided by operating activities was primarily due to an increase in net income and improvements in working capital efficiencies associated with the various services we provided in 2025 compared to 2024. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed.
Net cash used in investing activities
Net cash used in investing activities was $254 million for the year ended December 31, 2025 compared to $829 million for the same period in 2024. This decrease is primarily driven by a decrease in net purchase considerations for acquisitions in the current year. We had cash used in acquisitions, net of cash acquired of $186 million and $778 million in the years ended December 31, 2025 and 2024, respectively.
Net cash (used in) provided by financing activities
Net cash used in financing activities was $121 million for the year ended December 31, 2025 compared to $245 million of cash provided by financing activities in 2024. The cash used in financing activities for the year ended December 21, 2025, was driven by $75 million of share repurchases, $21 million of restricted shares tendered for taxes, and $18 million of payments of acquisition-related consideration, while in the year ended December 31, 2024, cash provided by financing activities was driven by $850 million of proceeds from the repricing of the 2021 Term Loan, and $458 million of proceeds from the issuance of common shares, partially offset by $437 million of payments on long-term borrowings and $600 million of share repurchases in connection with the conversion of the Series B Preferred Stock.
Year ended December 31, 2024 versus year ended December 31, 2023
For a discussion of our Liquidity and Capital Resources for the fiscal year ended December 31, 2024 compared to the fiscal year ended December 31, 2023, refer to Part I, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 26, 2025.
Financing Activities
Credit Agreement
We have entered into a Credit Agreement, which provides for: (1) a term loan facility, pursuant to which we incurred the $1,200 million term loan ("2019 Term Loan") used to fund a part of the cash portion of the purchase price in the APi Acquisition, and a $1,100 million seven-year incremental term loan ("2021 Term Loan") used to fund a portion of the purchase price in the Chubb acquisition, and (2) a $750 million Revolving Credit Facility (increased from $500 million during 2025) of which up to $250 million can be used for the issuance of letters of credit.

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
The interest rate applicable to borrowings under the Revolving Credit Facility is, at our option, either (a) a base rate plus an applicable margin equal to 0.25% or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.25%.
The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of December 31, 2025 was 1.1:1.0.
As of December 31, 2025, the 2021 Term Loan has $2,157 million remaining principal amount outstanding. We had no amounts outstanding under the Revolving Credit Facility, under which $745 million was available after giving effect to $5 million of outstanding letters of credit, which reduces availability.
Senior Notes
On June 22, 2021, APi Group DE completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay a previously outstanding term loan, prepay a portion of the 2019 Term Loan and for general corporate purposes. As of December 31, 2025, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.
On October 21, 2021, a wholly-owned subsidiary of the Company completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb acquisition. As of December 31, 2025, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.
Debt Covenants
We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes, 4.750% Senior Notes, and the Credit Agreement as of December 31, 2025 and 2024.
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
Contract liabilities from our long-term construction contracts arise when amounts invoiced to our customers exceed net revenues recognized under the cost-to-cost measure of progress. Contract liabilities additionally include advance payments from our customers on certain contracts. Contract liabilities decrease as we recognize revenue from the satisfaction of the related performance obligation and are recorded as either current or long-term, depending upon when we expect to recognize such revenue. The long-term portion of contract liabilities is included in other noncurrent liabilities in the consolidated balance sheets.
Business Combinations
The nature or importance of this critical accounting estimate changes based on the transactional activity occurring in a given year. The determination of the fair value of net assets acquired in a business combination and estimates of acquisition-related contingent consideration requires estimates and judgments of future cash flow expectations for the acquired business and the related identifiable tangible and intangible assets. Fair values of net assets acquired are calculated using standard valuation techniques. Fair values of contingent consideration liabilities are estimated using an income approach such as discounted cash flows or option pricing models. We allocate purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions consistent with those of a market participant, especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, future expected cash flows from backlog, customer relationships, and trade names and trademarks; and discount rates. In estimating the future cash flows, management considers demand, competition, and other economic factors. Management’s estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates, which could result in impairment charges in the future.
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

We perform our annual goodwill impairment assessment on October 1st each fiscal year, or more frequently if events or circumstances arise which indicate that goodwill may be impaired. Accounting standards for testing goodwill for impairment require the application of either a qualitative or quantitative assessment to analyze whether or not goodwill has been impaired. We perform the qualitative analysis by evaluating financial performance, macroeconomic conditions, and industry trends. Under the quantitative assessment, the estimated fair value of a reporting unit is compared with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then an impairment loss would be recognized in an amount equal to that excess, limited to the amount of goodwill allocated to that reporting unit.
Quantitative testing is based on the estimated fair value using a combination of market and income approaches. Under the market approach, fair values were estimated using published market multiples for comparable companies and applying them to revenue and EBITDA. Under the income approach, a discounted cash flow methodology was used considering management estimates, general economic and market conditions, and the impact of planned business and operational strategies. Estimated discount rates were determined using the weighted-average cost of capital for each reporting unit at the time of the analysis, taking into consideration the risks inherent within each reporting unit individually.
For the year ended December 31, 2025, we performed our annual goodwill impairment assessment as of October 1, 2025. We had total goodwill of $3,167 million as of December 31, 2025. Based on the annual test, no goodwill impairment was indicated for any of the reporting units: North American Life Safety, International Life Safety, Infrastructure and Utility, Fabrication and Distribution, and Specialty Contracting.
While we believe we have made reasonable estimates and judgments about the fair values of the reporting units, it is possible changes could occur. We will continue to monitor reporting units in 2026 for any triggering events or other indicators of impairment.
Income Taxes
Our provision for income taxes uses an effective tax rate based on annual pre-tax income, statutory tax rates, permanent tax differences, and tax planning opportunities in the various jurisdictions in which we operate. Significant factors that can affect our annual effective tax rate include our assessment of certain tax matters, the location and amount of taxable earnings, changes in certain non-deductible expenses and expected credits. Although we believe our provision for income taxes is correct and the related assumptions are reasonable, the final outcome of tax matters could be materially different from what we currently anticipate, which could result in significant costs or benefits to us. See Note 14 – “Income Taxes” for additional discussion.
In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based on our evaluation of the facts, circumstances, and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recognized the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in our financial statements.
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
ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of December 31, 2025, our outstanding variable interest rate debt was primarily related to our $2,157 million 2021 Term Loan. To mitigate increases in variable interest rates, we have a $720 million interest rate swap exchanging one-month SOFR for a rate of 3.59% per annum, maturing October 2026, and a $400 million interest rate swap exchanging one-month SOFR for a rate of 3.41% per annum, maturing January 2028. During 2024, we entered into a $720 million notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. The remaining floating rate portfolio bears interest based on one-month SOFR plus 175 basis points. As of

December 31, 2025, excluding letters of credit outstanding of $5 million, we had no amounts of outstanding revolving loans under our Credit Agreement.
A one percentage point increase in the average interest rate on our floating rate debt at December 31, 2025 would increase future interest expense by approximately $10 million per year.
Foreign Currency Risk
We have operations in over 20 countries globally. Revenues generated from foreign operations represented approximately 35% of our consolidated net revenues for the year ended December 31, 2025. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the year ended December 31, 2025. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment expense (income) and other, net, in the consolidated statements of operations and were a loss (gain) of $2 million, $2 million, and $(1) million for the years ended December 31, 2025, 2024 and 2023, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation gains (losses) totaled approximately $176 million, $(107) million, and $61 million for the years ended December 31, 2025, 2024, and 2023, respectively.
We are exposed to fluctuations in foreign currency exchange rates due to our international presence. Our exposure may continue to increase in the future if we continue to expand our operations outside of the U.S. We seek to manage foreign currency exposure by minimizing our consolidated net assets and liability positions in currencies other than the functional currency of our foreign subsidiaries. However, we believe that our exposure to transactional gains or losses resulting from fluctuations in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In order to manage foreign currency risk related to transactions in foreign currencies and the intercompany financing structure, we entered into cross-currency swaps to manage the foreign currency risk of certain transactions and intercompany loans. We also use foreign currency forward contracts as a way to mitigate foreign currency exposure.
Other Market Risk
We are also exposed to market risks impacting our customer base due to the potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain ongoing discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, management believes it takes appropriate action to manage market and other risks, but there is no assurance we will be able to reasonably identify all risks with respect to the collectability of these assets. See also “Revenue Recognition from Contracts with Customers” under Critical Accounting Estimates within Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of APi Group Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Minneapolis, Minnesota
February 25, 2026

APi Group Corporation and Subsidiaries
Consolidated Balance Sheets
December 31, 2025 and 2024
(In millions, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$912	$499
Accounts receivable, net of allowances of $14 and $9 at December 31, 2025 and 2024, respectively	1,563	1,444
Inventories	145	143
Contract assets	484	453
Prepaid expenses and other current assets	125	119
Total current assets	3,229	2,658

Property and equipment, net	397	379
Operating lease right-of-use assets	301	268
Goodwill	3,167	2,894
Intangible assets, net	1,584	1,660
Deferred tax assets	40	57
Pension and post-retirement assets	129	120
Other assets	89	116
Total assets	$8,936	$8,152

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$5	$4
Accounts payable	526	497
Contingent consideration and compensation liabilities	60	20
Accrued salaries and wages	444	381
Contract liabilities	694	590
Operating and finance leases	98	90
Other accrued liabilities	323	303
Total current liabilities	2,150	1,885

Long-term debt, less current portion	2,754	2,749
Pension and post-retirement obligations	50	48
Contingent consideration and compensation liabilities	8	22
Operating and finance leases	215	192
Deferred tax liabilities	205	198
Other noncurrent liabilities	146	105
Total liabilities	5,528	5,199

Commitments and contingencies (Note 18)	—	—

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value; 1,000,000,000 and 500,000,000 authorized shares; and 415,915,273 shares and 412,167,491 shares issued at December 31, 2025 and 2024, respectively (excluding 15,212,810 and 11,916,156 shares declared for stock dividend at December 31, 2025 and 2024, respectively)	—	—
Additional paid-in capital	3,296	3,305
Retained earnings	517	215
Accumulated other comprehensive loss	(405)	(567)
Total shareholders’ equity	3,408	2,953
Total liabilities and shareholders’ equity	$8,936	$8,152
See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net revenues	$7,911	$7,018	$6,928
Cost of revenues	5,424	4,840	4,988
Gross profit	2,487	2,178	1,940
Selling, general, and administrative expenses	1,933	1,694	1,581
Operating income	554	484	359
Interest expense, net	141	146	145
Investment expense (income) and other, net	—	8	(18)
Other expense, net	141	154	127
Income before income taxes	413	330	232
Income tax provision	111	80	79
Net income	$302	$250	$153
Net loss attributable to common shareholders:
Accrued stock dividend on Series A Preferred Stock	(590)	(95)	(270)
Stock dividend on Series B Preferred Stock	—	(7)	(44)
Stock conversion of Series B Preferred Stock	—	(372)	—
Net loss attributable to common shareholders	$(288)	$(224)	$(161)

Net loss per common share (basic and diluted):	$(0.69)	$(0.56)	$(0.46)

Weighted-average shares outstanding (basic and diluted):	416	402	353
See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$302	$250	$153
Other comprehensive income (loss):
Fair value change - derivatives, net of tax benefit (expense) of $10, ($7), and $8, respectively	(29)	18	(24)
Defined benefit pension plans adjustment, net of tax (expense) benefit of $(5), $(9), and $81, respectively	15	26	(244)
Foreign currency translation adjustment	176	(107)	61
Comprehensive income (loss)	$464	$187	$(54)
See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2022	4,000,000	$—	350,105,868	$—	$2,558	$(164)	$(267)	$2,127
Net income	—	—	—	—	—	153	—	153
Fair value change - derivatives	—	—	—	—	—	—	(24)	(24)
Foreign currency translation adjustment	—	—	—	—	—	—	61	61
Pension plans adjustment	—	—	—	—	—	—	(244)	(244)
Loss on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(16)	(16)
Series B Preferred Stock dividend	—	—	2,899,506	—	—	—	—	—
Share repurchases	—	—	(2,439,739)	—	(41)	—	—	(41)
Profit sharing plan contributions	—	—	946,791	—	14	—	—	14
Share-based compensation and other, net	—	—	1,850,548	—	41	—	—	41
Balance, December 31, 2023	4,000,000	$—	353,362,974	$—	$2,572	$(11)	$(490)	$2,071
Net income	—	—	—	—	—	250	—	250
Fair value change - derivatives	—	—	—	—	—	—	18	18
Foreign currency translation adjustment	—	—	—	—	—	—	(107)	(107)
Pension plans fair value adjustment	—	—	—	—	—	—	26	26
Loss on dedesignated derivatives amortized from AOCI into income	—	—	—	—	—	—	(14)	(14)
Series A Preferred Stock dividend	—	—	11,916,156	—	—	—	—	—
Series B Preferred Stock dividend	—	—	930,360	—	7	(7)	—	—
Conversion of Series B Preferred Stock, net	—	—	24,390,245	—	214	(17)	—	197
Issuance of common shares	—	—	18,975,000	—	458	—	—	458
Profit sharing plan contributions	—	—	765,479	—	16	—	—	16
Share-based compensation and other, net	—	—	1,827,277	—	38	—	—	38
Balance, December 31, 2024	4,000,000	$—	412,167,491	$—	$3,305	$215	$(567)	$2,953
Net income	—	—	—	—	—	302	—	302
Fair value change - derivatives	—	—	—	—	—	—	(29)	(29)
Foreign currency translation adjustment	—	—	—	—	—	—	176	176
Pension plans fair value adjustment	—	—	—	—	—	—	15	15
Series A Preferred Stock dividend	—	—	3,815,493	—	—	—	—	—
Share Repurchases	—	—	(3,095,573)	—	(75)	—	—	(75)
Profit sharing plan contributions	—	—	928,483	—	24	—	—	24
Share-based compensation and other, net	—	—	2,099,379	—	42	—	—	42
Balance, December 31, 2025	4,000,000	$—	415,915,273	$—	$3,296	$517	$(405)	$3,408
See notes to consolidated financial statements.

APi Group Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$302	$250	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	85	80	79
Amortization	242	222	224
Restructuring charges, net of cash paid	(6)	(16)	9
Deferred taxes	15	(30)	(32)
Share-based compensation expense	44	32	29
Profit-sharing expense	36	27	19
Non-cash lease expense	110	97	88
Net periodic pension cost (benefit)	23	27	(8)
Other, net	(9)	(28)	3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(57)	(2)	(69)
Contract assets	(17)	(9)	26
Inventories	6	9	13
Prepaid expenses and other current assets	1	6	(14)
Accounts payable	5	16	(14)
Accrued liabilities and income taxes payable	45	(3)	42
Contract liabilities	85	46	51
Other assets and liabilities	(151)	(104)	(85)
Net cash provided by operating activities	759	620	514
Cash flows from investing activities:
Acquisitions, net of cash acquired	(186)	(778)	(83)
Purchases of property and equipment	(96)	(84)	(86)
Proceeds from sales of property, equipment, held for sale assets, and businesses	28	33	54
Net cash used in investing activities	(254)	(829)	(115)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	850	—
Payments on long-term borrowings	(7)	(437)	(484)
Repurchases of common stock	(75)	—	(41)
Proceeds from the issuance of common shares	—	458	—
Conversion of Series B Preferred Stock	—	(600)	—
Payments of acquisition-related consideration	(18)	(8)	(4)
Restricted shares tendered for taxes	(21)	(13)	(3)
Other financing activities	—	(5)	—
Net cash (used in) provided by financing activities	(121)	245	(532)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	28	(15)	6
Net increase (decrease) in cash, cash equivalents, and restricted cash	412	21	(127)
Cash, cash equivalents, and restricted cash, beginning of period	501	480	607
Cash, cash equivalents, and restricted cash, end of period	$913	$501	$480
Supplemental cash flow disclosures:
Cash paid for interest, net of interest income	$136	$152	$150
Cash paid for income taxes, net of refunds	111	101	95
Accrued consideration issued in business combinations	30	31	11
Shares of common stock issued to profit sharing plan	24	18	14
Shares of common stock issued for conversion of Series B Preferred Stock	—	569	—
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
Foreign currency and currency translation
The assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at year-end, with resulting translation gains or losses included within other comprehensive income or loss. Net revenues and expenses are translated into U.S. dollars at average monthly rates of exchange in effect during the year. Foreign currency transaction gains and losses, including hedging impacts, are classified in investment expense (income) and other, net, in the consolidated statements of operations and were a loss (gain) of $2, $2 and $(1) for the years ended December 31, 2025, 2024, and 2023, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Refer to Note 10 – "Derivatives" for further information. Translation gains or losses, which are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets, result from translation of the assets and liabilities of APi Group’s foreign subsidiaries into U.S. dollars. Foreign currency translation gains (losses) totaled approximately $176, $(107), and $61 for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The carrying values of cash and cash equivalents, accounts receivable, contract assets, other receivables, accounts payable, contingent compensation liabilities, accrued liabilities, and contract liabilities approximate their fair values because of their short maturity. The fair value of the Company’s revolving line of credit facility and long-term debt are based on current lending rates for similar borrowings, assuming the debt is outstanding through maturity, and considering the collateral. The carrying values of revolving line of credit facility approximate its fair values because the variable interest rates of these instruments are generally reset monthly.
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
Property and equipment
Property and equipment, including additions, replacements, and improvements is stated at cost, or fair value for assets acquired in a business combination, less accumulated depreciation. Expenditures for maintenance and repairs are charged to operating expenses as incurred unless such expenditures extend the life of the asset or increase its capacity or efficiency. Depreciation expense is recognized over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful lives of the improvements. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are removed from the consolidated balance sheets and any resulting gain or loss is recognized in the consolidated statements of operations.
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
Goodwill is not amortized, but instead is annually tested for impairment on October 1 each fiscal year, or more frequently if events or circumstances indicate that the carrying amount of goodwill may be impaired. Qualitative indicators that may trigger the need for annual or interim quantitative impairment testing include, among other things, deterioration in macroeconomic conditions, declining financial performance, deterioration in the operational environment, or an expectation of selling or disposing of a portion of a reporting unit. Additionally, a significant change in business climate, a loss of a significant customer, increased competition, a sustained decrease in share price, or a decrease in estimated fair value below book value may trigger the need for interim impairment testing of goodwill associated with one or more reporting units.
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
During 2025, the Company performed a qualitative assessment for all reporting units to analyze whether or not goodwill has been impaired. See Note 8 – “Goodwill and Intangibles” for additional detail on goodwill and other intangible assets.
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
Investments
The Company holds investments in joint ventures, the majority of which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company exercises control over one joint venture that is consolidated into the Company's financial statements. The share of earnings from the consolidated joint venture was $0, $1, and $0, for the years ended December 31, 2025, 2024, and 2023, respectively. The Company’s share of earnings from the non-consolidated joint ventures was $13, $8, and $7, during the years ended December 31, 2025, 2024, and 2023, respectively. The earnings are recorded within investment expense (income) and other, net in the consolidated statements of operations. The investment balances were $6 and $4 as of December 31, 2025 and 2024, respectively, and are recorded within other assets in the consolidated balance sheets.
Pension and post-retirement obligations
The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees. The Company accounts for its benefit plans in accordance with ASC 715, Compensation - Retirement Benefits, which requires balance sheet recognition of the overfunded or underfunded status of pension and post-retirement benefit plans. The amounts associated with these benefits are determined by actuaries and dependent on various actuarial assumptions including discount rates, expected return on plan assets, compensation increases, mortality, and health care cost trends. Under this guidance, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive loss, net of tax effects, until they are amortized as a component of net periodic benefit cost. The Company reviews its actuarial assumptions at each measurement date and makes modifications to the assumptions based on current rates and trends, if appropriate.
During 2023, an annuity purchase transaction, commonly known as a “buy-in,” was executed for the two pension plans in the United Kingdom. Under the terms of the insurance contracts, which were issued by a third-party insurance company with no affiliation to the Company, all pension obligations will be funded by the insurer’s annuity payments, but the plans still retain full legal responsibility to pay the benefits to plan participants using the insurance payments. The Company's accounting policies related to pension obligations and the buy-in transaction are disclosed in Note 16 – "Pension."
In December 2024, the Company entered into a non-binding agreement in principle with the Trustees of the two pension plans in the United Kingdom to proceed with wind-up of the plans contingent on certain conditions. If all conditions are met, the Company expects to execute the final wind-up in 2027.
Definite-lived intangibles
Intangibles consist of trade names and trademarks, customer relationships, and backlog intangibles. The intangibles are amortized over their estimated useful lives, which range from two to fifteen years for trade names and trademarks and customer relationships, and a period of six to thirty-six months for backlog.
Cloud computing implementation costs
The Company capitalizes certain implementation costs incurred associated with cloud computing arrangements ("CCA") that are service contracts. Capitalized costs for CCA are included in other assets on the Company's consolidated balance sheets. Costs not subject to capitalization are recognized within selling, general, and administrative expenses in the consolidated statements of operations. Amounts capitalized are recognized over the initial term of the software licenses, plus any probable renewals, beginning on the date the associated hosting arrangement is ready for its intended use. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.

Insurance liabilities
Other accrued and other noncurrent liabilities include management’s best estimates of amounts expected to be incurred for health insurance claims, workers’ compensation, general liability, and automobile liability losses. A portion of this risk is retained on a self-insured basis through Sprocket, the Company's wholly-owned captive insurance subsidiary. The estimates are based on claim reports provided by the insurance carrier, management’s best estimates, and the maximum premium for a policy period. The amounts the Company will ultimately incur could differ in the near-term from the estimated amounts accrued. At December 31, 2025 and 2024, the Company had accrued $125 and $112, respectively, relating to workers’ compensation, general and automobile claims, with $90 and $87, respectively, included in other noncurrent liabilities. The Company recorded a receivable from the insurance carriers of $5 and $11 at December 31, 2025 and 2024, respectively, to offset the liabilities due above the Company’s deductible, which, under contract, are payable by the insurance carrier. The Company has outstanding letters of credit as collateral totaling approximately $153 and $147 at December 31, 2025 and 2024, respectively. The Company had $8 and $7 recorded within accrued salaries and wages relating to outstanding health insurance claims at December 31, 2025 and 2024, respectively.
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
NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting standards issued and adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU focuses on the rate reconciliation and income taxes paid. ASU 2023-09 requires the Company to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. The Company prospectively adopted this ASU on January 1, 2025. Refer to Note 14 – "Income Taxes" for details.

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
ASU 2024-03 is effective for annual periods beginning after December 15, 2026, with early adoption permitted. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual periods beginning after December 15, 2026, and interim periods in fiscal years beginning after December 15, 2027. The Company is currently evaluating the potential impact of adopting these ASUs on its consolidated financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under FASB Accounting Standards Codification ("ASC") Topic 606. ASU 2025-05 is effective for the Company's annual and interim periods in fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements and disclosures but does not expect the impact to be material.

On September 18, 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other—Internal‑Use Software (Subtopic 350-40): Target Improvements to the Accounting for Internal-Use Software, which improves ASC Subtopic 350-40 to better align the guidance (1) for development of software to be sold via SaaS and software to sold via license by introducing new capitalization considerations and (2) with agile software development by eliminating the existing software project staging guidance. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements and disclosures but does not expect the impact to be material.
NOTE 4. BUSINESS COMBINATIONS
The Company regularly evaluates potential acquisitions that strategically fit with the Company’s existing portfolio or expand the Company’s portfolio into a new and attractive business area. Acquisitions are accounted for as business combinations using the acquisition method of accounting. As such, the Company makes a preliminary allocation of the purchase price to the tangible assets and identifiable intangible assets acquired and liabilities assumed. In the months after closing, as the Company obtains additional information about the acquired assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Purchase price is allocated to assets acquired and liabilities assumed based upon their estimated fair values, with limited exceptions as permitted pursuant to GAAP, as determined based on estimates and assumptions deemed reasonable by the Company. The Company engages third-party valuation specialists to assist with preparation of critical assumptions and calculations of the fair value of acquired tangible and intangible assets in connection with significant acquisitions. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. Goodwill is attributable to the workforce of the acquired businesses, the complementary strategic fit and resulting synergies these businesses bring to existing operations, and the opportunities in new markets expected to be achieved from the expanded platform.
2025 acquisitions
During the year ended December 31, 2025, the Company completed 14 acquisitions for total net consideration transferred of $233, made up of cash paid at closing of $186, cash deposited into escrow of $17, and accrued consideration of $30. The results of operations of these acquisitions are included in the Company's consolidated statements of operations from their respective dates of acquisition and were not material.

2025 Acquisitions
Cash paid at closing	$186
Cash deposited into escrow	17
Accrued consideration	30
Total net consideration	$233

Cash and cash equivalents	$15
Accounts receivable	25
Contract assets	2
Other current assets	2
Property and equipment	3
Intangible assets	86
Goodwill	126
Accounts Payable	(8)
Other accrued liabilities	(8)
Contract liabilities	(6)
Other noncurrent liabilities	(4)
Net assets acquired	$233
The Company has not finalized its accounting for any of the acquisitions completed during 2025 and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $118. See Note 8 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.
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
The Company finalized its accounting for the Elevated acquisition during the year ended December 31, 2025. The total amount of goodwill from the Elevated acquisition expected to be deductible for tax purposes is $19.
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
During 2024, the Company completed nine individually immaterial acquisitions for total net consideration transferred of $77, made up of cash paid at closing of $63 and accrued consideration of $14.
The results of operations of these acquisitions are included in the Company’s consolidated statements of operations from their respective dates of acquisition and were not material. The total amount of goodwill from acquisitions deductible for tax purposes is $106.

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

The Company finalized its accounting for all 2024 acquisitions during the year ended 2025. The final allocations of the purchase prices did not differ materially from preliminary estimates with the exception of measurement period adjustments, primarily related to accounts receivable, other current assets, intangible assets, goodwill, other assets, other accrued liabilities, and other noncurrent liabilities recorded during the year ended December 31, 2025.
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
The total contingent compensation arrangement liability was $7 and $0 at December 31, 2025 and 2024, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $15 and $2, inclusive of the $7 and $0, accrued as of December 31, 2025 and 2024, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.

The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 9 – "Fair Value of Financial Instruments."
The total liability for deferred payments was $39 and $28 at December 31, 2025 and 2024, respectively, and is included in contingent consideration and compensation liabilities in the consolidated balance sheets for all periods presented.
NOTE 5. DIVESTITURES
During 2023, the Company completed the divestiture of an infrastructure and utility operating company in the Specialty Services segment (the "Operating Company"). The Company received $38 in cash for the sale. During the year ended December 31, 2023, the Company recorded an impairment charge of $12 in selling, general, and administrative expenses in the consolidated statements of operating related to impairment of goodwill, intangible assets, and other assets of the Operating Company.
NOTE 6. RESTRUCTURING
In 2022, the Company announced its multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program included expenses related to workforce reductions, lease termination costs, and other facility rationalization costs.
During 2025, the Company incurred $4 of pre-tax restructuring costs within the Safety Services segment in connection with the Chubb restructuring program. As of December 31, 2025, the Company had $13 in restructuring liabilities recorded in other accrued liabilities on the consolidated balance sheets for this plan. In addition, the Company incurred $3 of related costs which include lease impairment charges, asset write-downs, and consulting fees. As of June 30, 2025, the Chubb restructuring program ended, and no additional expenses are expected.
For the restructuring program, employee-related costs consisted of termination benefits provided to employees who were involuntarily terminated and voluntary early retirement benefits. Program related costs include costs incurred as a direct result of the restructuring program such as consulting fees and facility relocation costs.
The following table summarizes the Company's restructuring liabilities for the years ended December 31, 2025 and 2024:

December 31, 2023	$32
Charges	12
Payments	(28)
Reversals	(1)
December 31, 2024	15
Charges	4
Payments	(7)
Currency translation adjustment	1
December 31, 2025	$13
In addition to the costs noted above, the Company incurred asset write-down costs of $0 and $1 for the years ended December 31, 2025 and 2024, respectively. The Company incurred program related costs of $3 and $13 for the years ended December 31, 2025 and 2024, respectively.
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

Contracts with customers
The Company derives net revenues primarily from contracts with a duration of less than one week to five years (with the majority of contracts having durations of less than six months), which are subject to multiple pricing options, including fixed price, unit price, time and material, or cost plus a markup. The Company also enters into fixed price service contracts related to inspection, service, and monitoring of safety systems. The Company may utilize subcontractors in the fulfillment of its performance obligations. When doing so, the Company is considered the principal in these transactions and revenues are recognized on a gross basis.
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
The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the years ended December 31, 2025, 2024, and 2023. During 2025, in conjunction with the movement of the Heating, Ventilation, and Air Conditioning ("HVAC") business from the Safety Services segment to the Specialty Services segment, the Company reassessed the categories by which it disaggregates net revenues. The Company determined the nature, timing, and uncertainty of the cash flows of the HVAC business are consistent with the cash flows of the Specialty Contracting businesses. Additionally, the Company determined the nature, timing, and uncertainty of the cash flows of a distribution business previously included within Specialty Contracting are more consistent with the cash flows of the Fabrication business. As such, prior period amounts in this table have been recast to reflect the current period presentation. See Note 22 – “Segment Information” for additional information. Disaggregated net revenues information is as follows:

	Year Ended December 31, 2025
	Safety Services	Specialty Services	Consolidated
Life Safety	$5,456	$—	$5,456
Infrastructure and Utility	—	1,024	1,024
Fabrication and Distribution	—	342	342
Specialty Contracting	—	1,094	1,094
Corporate and Eliminations	—	—	(5)
Net revenues	$5,456	$2,460	$7,911

	Year Ended December 31, 2024
	Safety Services	Specialty Services	Consolidated
Life Safety	$4,797	$—	$4,797
Infrastructure and Utility	—	998	998
Fabrication and Distribution	—	290	290
Specialty Contracting	—	941	941
Corporate and Eliminations	—	—	(8)
Net revenues	$4,797	$2,229	$7,018

	Year Ended December 31, 2023
	Safety Services	Specialty Services	Consolidated
Life Safety	$4,425	$—	$4,425
Infrastructure and Utility	—	1,216	1,216
Fabrication and Distribution	—	262	262
Specialty Contracting	—	1,040	1,040
Corporate and Eliminations	—	—	(15)
Net revenues	$4,425	$2,518	$6,928

	Year Ended December 31, 2025
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$2,725	$2,460	$(5)	$5,180
France	691	—	—	691
Other	2,040	—	—	2,040
Net revenues	$5,456	$2,460	$(5)	$7,911

	Year Ended December 31, 2024
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$2,168	$2,223	$(8)	$4,383
France	637	—	—	637
Other	1,992	6	—	1,998
Net revenues	$4,797	$2,229	$(8)	$7,018

	Year Ended December 31, 2023
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,876	$2,477	$(15)	$4,338
France	607	—	—	607
Other	1,942	41	—	1,983
Net revenues	$4,425	$2,518	$(15)	$6,928
The Company’s contracts with its customers generally require significant services to integrate complex activities and equipment into a single deliverable and are, therefore, generally accounted for as a single performance obligation to provide a single contracted service for the duration of the project. For contracts with multiple performance obligations, the transaction price of a contract is allocated to each performance obligation and recognized as net revenues when or as the performance obligation is satisfied using the estimated stand-alone selling price of each distinct good or service. The stand-alone selling price is estimated using the expected cost plus a margin approach for each performance obligation. For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at

December 31, 2025 was $3,605. The Company expects to recognize revenue on approximately 74% of the remaining performance obligations over the next twelve months.
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
Changes in the estimates of transaction prices are recognized in net revenues on a cumulative catch-up basis in the period in which the revisions to the estimates are made. Such changes in estimates may also result in the reversal of previously recognized net revenues if the ultimate outcome differs from the Company’s previous estimate. For the years ended December 31, 2025, 2024, and 2023, there were no significant reversals of revenues recognized associated with the revision of transaction prices. The Company typically does not incur any returns, refunds, or similar obligations after the completion of the performance obligation since any deficiencies are corrected during the course of performance.
Contract assets and liabilities
The Company typically invoices customers with payment terms of net due in 30 days. It is also common for contracts in the Company's end markets to specify a general contractor is not required to submit payments to a subcontractor until it has received those funds from the owner or funding source. In most instances, the Company receives payment of invoices between 30 to 90 days of the date of the invoice.
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
The Company utilizes the practical expedient under ASC 606 and does not adjust for a significant financing component if the time between payment and the transfer of the related good or service is expected to be one year or less. The Company’s revenue arrangements are typically accounted for under such expedient as payments are within one year of performance for the Company’s services. As of December 31, 2025 and 2024, none of the Company’s contracts contained a significant financing component.

Contract assets and contract liabilities are classified as current in the consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets and contract liabilities from contracts with customers as of December 31, 2025, 2024, and 2023 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at December 31, 2025	$1,563	$484	$694
Balance at December 31, 2024	1,444	453	590
Balance at December 31, 2023	1,395	436	526
The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At December 31, 2025 and 2024, retentions receivable were $187 and $160, respectively, while the portions that may not be received within one year were $48 and $38, respectively. There were no other significant changes due to business acquisitions or significant changes in estimates of contract progress or transaction price. There were no significant impairments of contract assets recognized during the period.
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
NOTE 8. GOODWILL AND INTANGIBLES
Goodwill
The following table provides disclosure of goodwill by segment as of December 31, 2025 and 2024. During 2025, the Company moved the HVAC business from the Safety Services segment to the Specialty Services segment, and segment-related prior period amounts have been recast to reflect this adjustment as of the beginning of the period presented. As a result of the reallocation of goodwill between reportable segments, the Company performed an impairment test for the impacted reporting unit pre-realignment and post-realignment and there was no impairment to be recorded. The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2025 and 2024 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2023	$2,241	$230	$2,471
Acquisitions	510	3	513
Foreign currency translation and other, net (1)	(90)	—	(90)
Goodwill as of December 31, 2024	2,661	233	2,894
Acquisitions	119	7	126
Foreign currency translation and other, net (1)	147	—	147
Goodwill as of December 31, 2025	$2,927	$240	$3,167
(1)Other includes immaterial measurement period adjustments related to acquisitions for which the measurement period was open at the beginning of the year (see Note 4 – "Business Combinations").

Intangibles
The Company's identifiable intangible assets are comprised of the following as of December 31, 2025 and 2024:

	December 31, 2025
	Weighted- Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.8	$169	$(168)	$1
Customer relationships	8.7	1,897	(869)	1,028
Trade names and trademarks	10.6	801	(246)	555
Total		$2,867	$(1,283)	$1,584

	December 31, 2024
	Weighted- Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	1.3	$171	$(158)	$13
Customer relationships	9.0	1,753	(672)	1,081
Trade names and trademarks	11.1	748	(182)	566
Total		$2,672	$(1,012)	$1,660
Approximate annual aggregate amortization expense of the intangible assets for the five years subsequent to December 31, 2025, is as follows:

Years ending December 31:
2026	$243
2027	218
2028	149
2029	146
2030	143
Thereafter	685
Total	$1,584
Amortization expense recognized on identifiable intangible assets are as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of revenues	$14	$6	$27
Selling, general, and administrative expenses	228	216	197
Total intangible asset amortization expense	$242	$222	$224
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
The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of December 31, 2025 and 2024:

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$—	$1	$—	$1
Cross currency contracts	—	3	—	3
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross currency contracts	—	2	—	2
Net investment hedges – cross currency contracts	—	10	—	10
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	—	1	—	1
Total	$—	$17	$—	$17

Financial liabilities:
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	—	(5)	—	(5)
Contingent consideration obligations	—	—	(16)	(16)
Total	$—	$(5)	$(16)	$(21)

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$—	$25	$—	$25
Cross currency contracts	—	14	—	14
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross currency contracts	—	54	—	54
Net investment hedges – cross currency contracts	—	28	—	28
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	—	—	—	—
Total	$—	$121	$—	$121

Financial liabilities:
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	—	—	—	—
Contingent consideration obligations	—	—	(13)	(13)
Total	$—	$—	$(13)	$(13)
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
The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs, as well as other information about the contingent consideration obligations:

	Year Ended December 31,
	2025	2024	2023
Balance at the beginning of the year	$13	$6	$4
Issuances	9	13	3
Settlements	(4)	(6)	(1)
Adjustments to fair value	(2)	—	—
Balance at the end of the year	$16	$13	$6
Number of open contingent consideration arrangements at the end of the year	10	9	2
Maximum potential payout at the end of the year	$18	$13	$6
At December 31, 2025, the remaining open contingent consideration arrangements are set to expire at various dates through 2028. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the year ended December 31, 2025.

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

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Term Loan	$2,157	$2,162	$2,157	$2,155
4.125% Senior Notes	337	327	337	305
4.750% Senior Notes	277	271	277	259
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

The following table presents the fair value of derivative instruments:

	December 31, 2025			December 31, 2024
	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent Liabilities	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,840	$1	$—	$1,840	$25	$—
Cross currency contracts	120	3	—	120	14	—
Foreign currency forward contracts	—	—	—	—	—	—
Fair value hedges:
Cross currency contracts	689	2	—	737	54	—
Net investment hedges:
Cross currency contracts	931	10	—	230	28	—
Total derivatives designated as hedging instruments	3,580	16	—	2,927	121	—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	312	1	(5)	77	—	—
Total derivatives	$3,892	$17	$(5)	$3,004	$121	$—
The following table presents the effect of derivatives on the consolidated statements of operations:

		Amount of expense (income) recognized in income
	Location of expense (income) recognized in income	Year ended December 31,
Derivatives		2025	2024	2023
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$(8)	$(32)	$(32)
Cross currency contracts	Investment expense (income) and other, net	14	(7)	3
Cross currency contracts	Interest expense, net	(2)	(2)	(2)
Fair value hedging relationships:
Cross currency contracts	Investment expense (income) and other, net	54	(37)	25
Cross currency contracts	Interest expense, net	1	(3)	(2)
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	(9)	(4)	(4)
Not designated as hedging instruments:
Foreign currency forward contracts	Investment expense (income) and other, net	—	—	(1)
Currency Effects
The expense (income) from derivatives designed to offset foreign currency exposure and recorded in investment expense (income) and other, net were offset by foreign currency transaction gains and losses resulting in a net loss (gain) of $2, $2 and $(1) for the years ended December 31, 2025, 2024, and 2023, respectively.

The following table presents the effect of cash flow and fair value hedge accounting on accumulated other comprehensive income (loss) ("AOCI"):

	Amount of gain (loss) recognized in other comprehensive income			Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Year ended December 31,				Year ended December 31,
Derivatives	2025	2024	2023		2025	2024	2023
Cash flow hedging relationships:
Interest rate swaps	$(18)	$14	$(6)	Interest expense, net	$—	$13	$16
Cross currency contracts	2	(2)	(3)	Investment expense (income) and other, net	(14)	7	(3)
Fair value hedging relationships:
Cross currency contracts	—	—	—	Interest expense, net	(2)	—	—
Cross currency contracts	3	—	(6)	Investment expense (income) and other, net	(52)	36	(25)
Net investment hedging relationships:
Cross currency contracts	(16)	7	(9)	Interest expense, net	3	1	1
Cross currency contracts	—	—	—	Investment expense (income) and other, net	3	—	—
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
As of December 31, 2025, the Company had $1,840 notional amount outstanding in the 2026 Interest Rate Swap, the 2028 Interest Rate Swap, and the 2029 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (SOFR) payments for its SOFR-based term loan of $2,157. As of December 31, 2025, the weighted-average fixed rate of interest on these swaps was approximately 3.52%. Variations in the assets and liability balances related to the swaps are primarily driven by changes in the applicable forward yield curves related to SOFR.
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
As of December 31, 2025, the Company had $0 total notional amount outstanding in foreign currency forward contracts designated as cash flow hedges.
Fair value hedges
The Company uses cross-currency swaps designated as fair value hedges to manage exposure from intercompany loans subject to foreign exchange risks. During 2024, an Australian dollars ("AUD") swap with a notional amount of $16 U.S. dollars ("USD") equivalent and a maturity date in June 2029 was added to the existing British pounds ("GBP"), Canadian dollars ("CAD"), and Euros ("EUR") swaps, which had a total notional amount of $721 USD equivalent and a maturity date in January 2027. During 2025, the Company partially terminated its CAD swap, resulting in the reclassification of $2 of losses from AOCI to interest expense, net in its consolidated statements of operations. Following the partial termination of the CAD swap, the remaining notional amount outstanding was $689 USD equivalent.
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
Net investment hedges
The Company has net investments in foreign subsidiaries subject to changes in foreign currency exchange rates. During 2025, the Company entered into a $701 notional foreign currency swap designated as a net investment hedge ("2025 Net Investment Hedge") for a portion of the Company’s net investments in Euro-denominated subsidiaries. In 2021, the Company entered into a $230 notional foreign currency swap designated as a net investment hedge ("2021 Net Investment Hedge") for a portion of the Company’s net investments in Euro-denominated subsidiaries. Gains and losses resulting from a change in fair value of the net investment hedges are offset by gains and losses on the underlying foreign currency exposure and are included in AOCI in the consolidated balance sheets. The Company evaluates the effectiveness of its net investment hedges at inception and on an ongoing basis. If a net investment hedge is no longer expected to be effective, the Company discontinues hedge accounting prospectively.
In 2021, the Company amended the critical terms of the 2021 Net Investment Hedge by extending the maturity date to July 2029 and modifying the U.S. dollar and Euro coupons. The amended swap was redesignated as a net investment hedge and is recorded at fair value with changes recorded in AOCI. The initial net investment hedge was dedesignated. The fair value previously recognized in AOCI related to interest rate movements of the dedesignated swap is being amortized to interest expense on a straight-line basis through the third quarter of 2029 and is less than $1 annually.
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

NOTE 11. PROPERTY AND EQUIPMENT, NET
The components of property and equipment as of December 31, 2025 and 2024 are as follows:

	Estimated Useful Lives (In Years)			December 31
				2025	2024
Land	N/A			$20	$21
Building	39			86	100
Machinery, equipment, and office equipment	1	-	20	429	372
Autos and trucks	4	-	10	138	113
Leasehold improvements	1	-	15	65	47
Total cost				738	653
Accumulated depreciation				(341)	(274)
Property and equipment, net				$397	$379
Depreciation expense related to property and equipment, including finance leases, was $85, $80, and $79, during the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the consolidated statements of operations.
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
The Company’s IBR reflects the rate of the parent or group level. The Company acts as the central treasury function for all its subsidiaries and its collateral quality was considered in aggregate for the IBR. The Company developed IBR curves for all currency denominations of its leases. To determine its creditworthiness, the Company considered publicly available credit ratings from S&P Global Ratings ("S&P") and Moody’s Investors Service ("Moody’s"). Both the S&P local currency long-term rating and the Moody’s long-term corporate family credit ratings have remained stable at BB and Ba2 in 2025. The amount (and impact) of the Company’s future operating lease payments, a consideration in the development of the IBR, would be reflected in the Company’s underlying credit rating. In its development of the IBR, the Company applied a base market yield curve reflective of its unsecured credit rating. Adjustments to the base market yield curve were then considered for any Company-specific debt instruments outstanding at the measurement date, and securitization adjustments were made to conclude on a lessee specific securitized market yield curve. No adjustment was considered for economic environment risk for the U.S. IBR as the underlying market data to derive the IBR was in USD. The Company also has significant leases located in (denominated in): Canada (CAD), the European Union (EUR), the United Kingdom (GBP), and Australia (AUD). To derive the applicable foreign IBR curves, the Company adjusted its calculated United States/USD IBR curve to the applicable foreign IBR curves using the covered interest rate parity theory, which captures foreign currency risk. The Company developed its IBR curves with tenors ranging from 1-year to 30-years to match its anticipated lease terms. For each lease, the Company applied the IBR that aligned with the concluded lease term. The Company estimated the IBRs on a quarterly basis throughout 2025.
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
The components of lease expense are as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$112	$99	$88
Finance lease cost - amortization of right-of-use assets	5	6	6
Short-term lease cost	66	42	41
Variable lease cost	24	21	22
Total lease cost	$207	$168	$157
Supplemental consolidated statements of cash flows information related to leases is as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows - payments on operating leases	$110	$97	$88
Financing cash outflows - payments on finance leases	7	7	7
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$126	$135	$81
Finance leases	4	5	5

Supplemental consolidated balance sheets information related to leases is as follows:

	Year Ended December 31,
	2025	2024
Finance leases:
Machinery and equipment	8	11
Property and equipment, net	$8	$11

Weighted-average remaining lease term:
Operating leases	4.5 years	4.4 years
Finance leases	2.9 years	2.1 years

Weighted-average discount rate:
Operating leases	5.6%	5.7%
Finance leases	4.7%	5.1%
The future undiscounted cash flows for each of the next five years and thereafter and reconciliation to the lease liabilities recognized on the consolidated balance sheets as of December 31, 2025 is as follows:

	Operating Leases	Finance Leases	Total
Year ending December 31:
2026	$103	$4	$107
2027	81	2	83
2028	58	2	60
2029	34	1	35
2030	20	—	20
Thereafter	43	—	43
Total lease payments	339	9	348
Less imputed interest	35	—	35
Total present value of lease liabilities	$304	$9	$313
Operating and finance leases - current	$93	$5	$98
Operating and finance leases - noncurrent	211	4	215
Total present value of lease liabilities	$304	$9	$313
The Company leases office and operating facilities from various parties that are in management positions at certain businesses and the Company incurred rent expense, including real estate taxes and operating costs of approximately $3, $4, and $4 during the years ended December 31, 2025, 2024, and 2023, respectively, under these arrangements.

NOTE 13. DEBT
Debt obligations consist of the following:

		December 31,
	Maturity Date	2025	2024
Term loan facility
2021 Term Loan	January 3, 2029	$2,157	$2,157
Revolving Credit Facility	May 20, 2030	—	—
Senior notes
4.125% Senior Notes	July 15, 2029	337	337
4.750% Senior Notes	October 15, 2029	277	277
Other obligations		5	5
Total debt obligations		2,776	2,776
Less: unamortized deferred financing costs		(17)	(23)
Total debt, net of deferred financing costs		2,759	2,753
Less: short-term and current portion of long-term debt		(5)	(4)
Long-term debt, less current portion		$2,754	$2,749
Term loan facility
As of December 31, 2025, the Company had $2,157 of principal outstanding under the incremental term loan (the "2021 Term Loan") with a maturity date of January 3, 2029. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 0.75% or (2) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.75%.
The interest rate applicable to borrowings under the $750 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 0.25%, or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.25%.
As of December 31, 2025 and 2024, the Company had no amounts outstanding under the Revolving Credit Facility, and $745 and $494 was available at December 31, 2025 and 2024, after giving effect to $5 and $6, respectively, of outstanding letters of credit.
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
During 2024, the Company completed its Sixth Amendment to its credit agreement, refining the 2021 Term Loan by increasing its principal amount and lowering the interest margin by 50 basis points. The amendment also removed the CSA. In connection with this transaction, the Company added approximately $550 of incremental principal to the 2021 Term Loan. The proceeds were used to fully repay the remaining $330 balance of the 2019 Term Loan, to pay down $100 outstanding under the Revolving Credit Facility, and for general corporate purposes, including partial funding of the Elevated acquisition.
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
As of December 31, 2025 and 2024, the Company was in compliance with all applicable debt covenants.

Swap activity
As of December 31, 2025, the Company had the 2026 Interest Rate Swap with $720 notional value, exchanging one-month SOFR for a fixed rate of 3.59% per annum, and 2028 Interest Rate Swap with aggregate $400 notional value, exchanging one-month SOFR for a rate of 3.41%. Accordingly, the Company's fixed interest rate per annum on the swapped $720 notional value of the term loans is 5.34% and the second swapped $400 notional value of the term loans is 5.16% through the maturity of the swaps. The remaining $1,037 of the term loan balance will bear interest based on one-month SOFR plus 175 basis points, and the rate will fluctuate as SOFR fluctuates. During 2024, the Company entered into a $720 notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. Refer to Note 10 – "Derivatives" for additional information.
Senior notes
4.125% Senior Notes
During 2021, the Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (the “4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The balance as of December 31, 2025 was $337.
4.750% Senior Notes
During 2021, the Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes"), issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries. The balance as of December 31, 2025 was $277.
The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of December 31, 2025 and 2024.
Other obligations
As of December 31, 2025 and 2024, the Company had $5 in notes outstanding for working capital purposes and the acquisition of equipment and vehicles. Amounts outstanding under these notes are included in the table below.
Approximate annual maturities, excluding amortization of debt issuance costs, of the Company’s financing arrangements for years subsequent to December 31, 2025, are as follows:

Years Ending December 31:
2026	$5
2027	—
2028	—
2029	2,771
2030	—
Thereafter	—
Total	$2,776
NOTE 14. INCOME TAXES
For the years ended December 31, 2025, 2024, and 2023, the components of income before income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
U.S. earnings	$251	$177	$186
Foreign earnings	162	153	46
Total earnings	$413	$330	$232

The income tax provision for the years ended December 31, 2025, 2024, and 2023, consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$21	$47	$48
State	20	14	23
Foreign	56	46	40
Total current tax provision	$97	$107	$111

Deferred:
U.S. federal	$33	$(15)	$(10)
State	2	—	(1)
Foreign	(21)	(12)	(21)
Total deferred tax benefit	$14	$(27)	$(32)

Total:
U.S. federal	$54	$32	$38
State	22	14	22
Foreign	35	34	19
Total income tax provision	$111	$80	$79
The Company has elected to prospectively adopt the guidance in ASU No, 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures. The reconciliation of the federal statutory income tax rate to the Company's provision for income taxes for the year ended December 31, 2025 in accordance with the guidance in ASU No. 2023-09 is as follows:

	Year Ended December 31, 2025
U.S. federal statutory tax rate	$87	21.0%
State and local income taxes, net of federal income tax effect(1)	18	4.4%
Foreign tax effects
United Kingdom
Other permanent differences	(4)	(1.0)%
Other adjustments	(2)	(0.5)%
Other foreign jurisdictions	6	1.5%
Effect of cross-border tax laws
Cross-border financing arrangement	(6)	(1.5)%
Other	1	0.2%
Nontaxable or nondeductible items
Section 162(m) limitation	6	1.5%
Other adjustments	5	1.3%
Total provision for income taxes	$111	26.9%
(1) State taxes in Minnesota, New Jersey, Illinois, Wisconsin, and Tennessee made up the majority (greater than 50%) of the tax effect in this category.

The reconciliation of the federal statutory income tax rate to the Company’s provision for income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024		2023
Expected provision at statutory federal rate	$70	21.0%	$49	21.0%
State tax provision, net of federal benefit	11	3.3%	17	7.3%
Foreign rate differential	(3)	(0.9%)	(1)	(0.4%)
Valuation allowance	(5)	(1.5%)	8	3.4%
Permanent differences and other	3	0.9%	3	1.3%
Transaction costs	1	0.3%	—	—%
Section 162(m) limitation	3	0.9%	3	1.3%
Total provision for income taxes	$80	24.0%	$79	33.9%

The income taxes paid for the year ended December 31, 2025 consisted of the following:

Year Ended December 31, 2025
U.S. federal	$42
State	20
Australia	9
Canada	7
France	14
Hong Kong	8
United Kingdom	6
Other foreign	5
Total	$111

The components of deferred tax assets and liabilities consisted of the following:

	December 31,
	2025	2024
Deferred tax assets:
Operating and finance lease liabilities	$45	$68
Accrued compensation	43	42
Accrued expenses	32	27
Net operating loss carryforwards	17	22
Contingent consideration and compensation liabilities	9	14
Capital loss carryforwards	55	51
Credits	40	37
Reserves and allowances	4	6
Interest limitation	29	36
Derivatives	1	—
Other	14	7
Gross deferred tax assets	289	310
Valuation allowances	(107)	(92)
Net deferred tax assets	$182	$218

Deferred tax liabilities:
Depreciation on fixed assets	$41	$39
Goodwill	69	44
Amortization on identified intangible assets	174	177
Operating lease right-of-use assets	43	67
Derivatives	—	7
Deferred payments	3	3
Pension and post-retirement obligations	15	16
Other	2	6
Gross deferred tax liabilities	$347	$359

Net deferred tax liabilities	$165	$141
Deferred income tax assets represent potential future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. Deferred tax assets must be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. The Company considers all negative and positive evidence, including the weight of the evidence, to determine if a valuation allowance is required. As of December 31, 2025 and 2024, valuation allowances of $107 and $92 were recorded against certain deferred tax assets of the Company’s domestic and foreign subsidiaries.
As of December 31, 2025, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $1, $20, and $70, respectively, foreign capital loss carryforwards of $220, and foreign credit carryforwards of $40. The state net operating loss carryforwards have carryforward periods of five to twenty years and begin to expire in 2029. The foreign attributes generally have carryforward periods of twenty years, which begin to expire in 2026, or can be carried forward indefinitely, subject to utilization rules.
As of December 31, 2025, there were accumulated undistributed earnings of subsidiaries outside of the United States, all of which are considered to be indefinitely reinvested. Due to the complexity of the legal entity structure, the number of legal entities and jurisdictions involved, and the complexity of the laws and regulations, the Company believes it is not practicable to estimate the amount of additional taxes which may be payable upon distribution of these undistributed earnings. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes on permanent reinvested earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
Gross unrecognized tax benefits at the beginning of the year	$9	$7	$8
Additions for tax positions taken in a prior period (including acquired uncertain tax positions)	—	3	—
Reductions for tax positions taken in a prior period (including acquired uncertain tax positions)	—	(1)	(1)
Additions for tax positions taken in the current period	—	—	1
Reductions for tax positions due to lapse in statute of limitations	—	—	(1)
Gross unrecognized tax benefits as of the end of the year	$9	$9	$7
The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities on the consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes in the consolidated statements of operations. The Company had $4 and $3 of accrued gross interest and penalties as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025, 2024, and 2023, the Company did not recognize net interest expense.
As of December 31, 2025, $12 of unrecognized tax benefit would impact the Company’s effective tax rate, if recognized.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local and foreign jurisdictions. As of December 31, 2025, with few exceptions, neither the Company nor its subsidiaries are subject to examination. There are various other audits in state and foreign jurisdictions. The IRS exam related to the 2019 final S Corporation return has been closed without adjustments.
On July 4, 2025, the “One Big Beautiful Bill Act” was enacted into law. The legislation includes several changes to federal tax law including permanent extension of certain expiring Tax Cuts and Jobs Act provisions and modifications to US taxation of foreign activity. Certain provisions were effective for 2025, while others will be effective for tax years beginning after December 31, 2025. The Company has evaluated the impact of the legislation and incorporated the applicable tax provisions into its consolidated financial statements for the current reporting period.
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
During the year ended December 31, 2025, the Company recognized $7 of expense, and issued 907,005 shares of the Company's common stock at a weighted-average price per share of $20.44 related to the ESPP. As of December 31, 2025, the Company accrued a liability of $9, which has been recorded as accrued salaries and wages in the consolidated balance sheets, for 311,400 shares of the Company's common stock that were issued to employees in January 2026. As of December 31, 2025, there were approximately 7,583,500 shares reserved for future issuance under the ESPP.
401(k) plans
The Company has 401(k) plans that provide for annual contributions not to exceed the maximum amount allowed by the Internal Revenue Code. The plans are qualified and cover employees meeting certain eligibility requirements who are not covered by collective bargaining agreements. The amounts contributed each year are discretionary and are determined annually by management.

The Company recognized $18, $16, and $13, in 401(k) expense during the years ended December 31, 2025, 2024, and 2023, respectively.
Defined benefit pension plans
The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants and frozen for accrual of future service. Refer to Note 16 – "Pension" for more information on these plans.
Post-retirement benefit plans
As part of the Chubb Acquisition, the Company assumed an unfunded post-retirement benefit plan that provides life benefits to certain eligible retirees in Canada. As of December 31, 2025, the benefit obligation was $3. The PBO discount rate was 4.8% at December 31, 2025.
Benefit payments, including amounts to be paid from corporate assets and reflecting expected future service, as appropriate, are expected to be less than $1 for 2026 through 2029 and thereafter.
Profit sharing plans
The Company has a trustee-administered, profit sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors, which may be settled in shares of the Company's common stock or in cash. In connection with these plans, the Company recognized $36, $27, and $19 in expense for shares distributed to eligible employees during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, the Company accrued a liability of $40 and $28, respectively, which has been recorded as accrued salaries and wages in the consolidated balance sheets for shares of the Company's common stock. The liability accrued as of December 31, 2024 was settled in common stock during the year ended December 31, 2025.
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
The Company believes that certain of the MEPPs in which the Company participates may have underfunded vested benefits. Due to uncertainty regarding future factors that could trigger withdrawal liability, as well as the absence of specific information regarding the MEPPs current financial situation, the Company is unable to determine (a) the amount and timing of any future withdrawal liability, if any, and (b) whether the Company’s participation in these MEPPs could have a material adverse impact on the Company’s consolidated financial position, results of operations, or liquidity. The Company did not record any withdrawal liability for the years ended December 31, 2025, 2024, and 2023.
The Company’s participation in MEPPs for the year ended December 31, 2025, is outlined in the table below. The EIN/PN column provides the Employer Identification Number ("EIN") and the three-digit plan number ("PN"). The most recent PPA zone status available for 2025, 2024 and 2023 is for the plan year-ends, as indicated below. The zone status is based on information that the Company received from the plans and is certified by the plans’ actuaries. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are between 65% and 80% funded, and plans in the green zone are at least 80% funded. The FIP/RP status pending/implemented column indicates plans for which an FIP or an RP either is pending or has been implemented. In addition, the Company may be subject to a surcharge if the Plan is in the red zone. The Surcharge imposed column indicates whether a surcharge has been imposed on contributions to the Plan. The last column lists the expiration date(s) of the collective bargaining agreement(s) to which the plans are subject.

Pension Fund	EIN/PN	Plan Year-End	PPA Zone Status(1)			FIP/RP Status Pending/ Implement	Contributions			More Than 5%(2)	Surcharge Imposed	Expiration Date of CBA
			December 31				(in millions)
			2025	2024	2023		2025 (3)	2024 (3)	2023 (3)
National Automatic Sprinkler Industry Pension Fund	52-6054620-001	12/31/2024	Green	Green	Green	No	$38	$34	$32	Yes	No	3/31/2030
Pipe Trades Services MN Pension Fund	41-6131800-001	4/30/2025	Green	Green	Green	No	12	8	11	Yes	No	4/30/2027
Sheet Metal Workers' National Pension Fund	52-6112463-001	12/31/2024	Green	Green	Green	No	6	4	6	No	No	4/30/2026
Heavy And General Laborers Local Unions 472 And 172 Of New Jersey Pension Fund	22-6032103-001	3/31/2025	Green	Green	Green	No	5	10	5	Yes	No	2/28/2027
Boilermaker-Blacksmith National Pension Trust	48-6168020-001	12/31/2024	Red	Red	Green	Yes	5	5	6	No	No	9/30/2026
Total other							33	28	40
Total							$99	$89	$100

(1)The zone status represents the most recent available information for the respective MEPP, which may be 2024 or earlier for the 2025 year and 2023 or earlier for the 2024 year.
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
(3)2025, 2024, and 2023 periods represent the years ended December 31, 2025, 2024, and 2023.
The nature and diversity of the Company’s business may result in volatility in the amount of its contributions to a particular MEPP for any given period. That is because, in any given market, the Company could be working on a significant project and/or projects, which could result in an increase in its direct labor force and a corresponding increase in its contributions to the MEPP dictated by the applicable CBA. When that particular project finishes and is not replaced, the number of participants in the MEPP who are employed by the Company would also decrease, as would its level of contributions to the particular MEPP. Additionally, the amount of contributions to a particular MEPP could also be affected by the terms of the CBA, which could require, at a particular time, an increase in the contribution rate and/or surcharges. During the year ended December 31, 2025, the Company’s contributions to various MEPPs did not significantly increase as a result of acquisitions.
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

In July 2024, the U.K. Court of Appeal upheld a ruling in the matter of Virgin Media Limited versus NTL Pension Trustees II Limited, that certain historical amendments for contracted out defined benefit schemes were invalid if they were not accompanied by the correct actuarial confirmation, a decision that the Company was not a party to or involved in and could impact the Company's non-U.S. pension plans in the U.K. The Company has not identified any benefit uncertainties for which the potential impact would need to be considered and will continue to monitor this development during 2026 and beyond.

	December 31,
	2025	2024
Projected benefit obligation ("PBO") funded status
Fair value of plan assets	$1,521	$1,466
Benefit obligations	(1,436)	(1,388)
Funded status of plans	$85	$78

	December 31,
	2025	2024
Change in benefit obligation
Beginning balance	$1,388	$1,588
Service cost	4	5
Interest cost	65	60
Plan participants' contributions	1	1
Actuarial gain	(18)	(132)
Benefits paid	(100)	(98)
Settlements	(9)	(5)
Other	(1)	1
Foreign currency translation adjustment	106	(32)
Ending balance	$1,436	$1,388

Change in plan assets
Beginning balance	$1,466	$1,650
Employer contributions	5	6
Plan participants' contributions	1	1
Benefits paid	(100)	(98)
Actual return (loss) on assets	49	(58)
Settlements	(9)	(5)
Other	(1)	2
Foreign currency translation adjustment	110	(32)
Ending balance	$1,521	$1,466

Supplemental consolidated balance sheets information related to pension is as follows:

	December 31,
	2025	2024
Pension and post-retirement assets	$129	$120
Other accrued liabilities	(1)	—
Other noncurrent liabilities	(43)	(42)
Net amount recognized	$85	$78
Information for pension plans with accumulated and projected benefit obligations in excess of plan assets:

	December 31,
	2025	2024
Benefit obligation	$60	$56
Accumulated benefit obligation	51	46
Fair value of plan assets	16	14
The components of the net periodic pension cost for the defined benefit pension plans are as follows:

	December 31,
	2025	2024
Service cost	$4	$5
Interest cost	65	60
Expected return on plan assets	(69)	(62)
Amortization of net loss	22	22
Settlements	1	—
Net periodic pension cost	$23	$25
Major assumptions used in determining the benefit obligation and net periodic benefit cost for pension plans are presented in the following table as weighted averages:

	Year Ended December 31,
	2025		2024
	Benefit Obligation	Net Periodic Benefit Cost	Benefit Obligation	Net Periodic Benefit Cost
Discount rates:
PBO	5.0%	4.9%	4.9%	4.0%
Interest cost	—%	3.9%	—%	3.9%
Service cost	—%	4.6%	—%	3.9%
Salary scale	3.0%	4.6%	3.0%	3.1%
Expected return on plan assets	—%	3.0%	—%	3.9%
Except for the U.K. pension plans, the discount rate assumptions are developed using a bond yield curve constructed from a population of high-quality, non-callable, corporate bond issues with maturities ranging from five years to nineteen years. A discount rate is estimated for, and is based on, the durations of the underlying plans. For the U.K. pension plans, the discount rate is set using the U.K. Gilt yield curve.
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
The allocation of the pension plan assets are presented in the following table as weighted averages:

	Year Ended December 31,
	2025		2024
	Target Asset Allocation Percentage	Percentage of Plan Assets	Target Asset Allocation Percentage	Percentage of Plan Assets
Equity securities	3.4%	3.4%	4.1%	4.1%
Debt securities	5.0%	5.2%	4.6%	4.7%
Real estate	0.5%	0.5%	0.6%	0.6%
Other [1]	91.1%	90.9%	90.7%	90.6%
Total	100.0%	100.0%	100.0%	100.0%
(1)Other includes insurance contracts.

The fair values of the pension plan assets by asset category are as follows:

Asset Category	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Not Subject to Leveling (1)	Total
Equities:
Global equity funds	$—	$61	$—	$—	$61
Insurance contracts	—	—	1,244	—	1,244
Fixed income securities:
Governments	—	110	—	—	110
Corporate bonds	—	4	—	—	4
Global fixed income at net asset value	—	71	—	—	71
Real estate (2)	—	8	—	—	8
Other (3)	—	3	—	3	6
Cash & cash equivalents (4)	17	—	—	—	17
Total at December 31, 2025	$17	$257	$1,244	$3	$1,521

Asset Category	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Not Subject to Leveling [1]	Total
Equities:
Global equity funds	$—	$75	$—	$—	$75
Insurance contracts	—	—	1,203	—	1,203
Fixed income securities:
Governments	—	99	—	—	99
Corporate bonds	—	3	—	—	3
Global fixed income at net asset value	—	57	—	—	57
Real estate (2)	—	1	—	—	1
Other (3)	—	7	—	7	14
Cash & cash equivalents (4)	13	—	—	1	14
Total at December 31, 2024	$13	$242	$1,203	$8	$1,466
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

The table below presents a reconciliation of the fair value of the Company’s pension assets that use significant unobservable inputs (Level 3):

December 31, 2023	$1,383
Return on assets	(94)
Payments from insurance policy	(86)
December 31, 2024	1,203
Return on assets	132
Payments from insurance policy	(91)
December 31, 2025	$1,244
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
The Company made total contributions of approximately $5 to the global defined benefit pension plans in 2025. Contributions do not reflect benefits to be paid directly from corporate assets. The Company estimates contributions to be made to its pension plans will approximate $7 in 2026.
Benefit payments, including amounts to be paid from the plans and corporate assets, and reflecting expected future service, as appropriate, are expected to be paid as follows: $102 in 2026, $107 in 2027, $109 in 2028, $106 in 2029, $106 in 2030, and $517 from 2031 through 2035.
As of December 31, 2025 and 2024, the amount in accumulated other comprehensive loss not yet recognized as a component of net periodic pension cost was $534 and $517, respectively, and relates primarily to the net actuarial loss.
NOTE 17. RELATED-PARTY TRANSACTIONS
The Company incurred advisory fees of $4 during both the years ended December 31, 2025 and 2024, in each case payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors. In addition, dividends for Series A Preferred Stock were declared as of December 31, 2025 and December 31, 2024 settled in 15,212,810 shares and 3,815,493 shares, respectively, issued during January 2026 and January 2025, respectively. The shares were issued to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company's Board of Directors.
During 2022, the Company issued and sold 800,000 shares of the Company’s 5.5% Series B Redeemable Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $800. Of the 800,000 shares issued and sold, 200,000 shares were sold to Viking Global Equities Master Ltd. and Viking Global Equities II LP ("Viking Purchasers"), which is the aggregate owner of more than 5% of the Company's outstanding stock, for an aggregate purchase price of $200. During the year ended December 31, 2024, the Company declared and issued dividends of 106,197 shares of common stock on the Series B Preferred Stock held by Viking Purchasers. During the year-ended December 31, 2023, the Company declared dividends of 632,046 shares of common stock on the Series B Preferred Stock held by Viking Purchasers, with 505,655 shares issued in 2023 and 126,392 shares issued in 2024.

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
The outstanding liability for these obligations was $13 and $15 and was included in other noncurrent liabilities as of December 31, 2025 and 2024, respectively.
NOTE 19. SHAREHOLDERS' EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
Shareholders' equity
Series A Preferred Stock
The Company has 4,000,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2025 ("Series A Preferred Stock"). As a result of the three-for-two stock split completed in the second quarter of 2025, the Series A Preferred Stock will be convertible into 6,000,000 shares of common stock upon conversion on the last day of 2026 pursuant to the Company’s Certificate of Incorporation.
The holders of the Series A Preferred Stock are entitled to receive an annual dividend in the form of common shares or cash, at the Company’s sole option (for which the Company settled in shares subsequent to year end) based on the increase in the market price of the Company’s common stock (the "Annual Dividend Amount"). The Annual Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 211,791,957 shares. As of December 31, 2025, an annual dividend was calculated based on the appreciation of the Company’s share price of $38.8096 over the highest price previously used in calculating the Annual Dividend Amount of $24.8713. The annual dividend declared as of December 31, 2025 was settled in shares and the Company issued 15,212,810 common shares to the holders of the Series A Preferred Stock in January 2026.
As of December 31, 2024, an annual dividend was calculated based on the appreciation of the Company's share price of $24.8713 over the highest price previously used in calculating the Annual Dividend Amount of $22.6310. The annual dividend declared as of December 31, 2024 was settled in shares and the Company issued 3,815,493 common shares to the holders of the Series A Preferred Stock in January 2025.
The holders of Series A Preferred Stock are also entitled to participate in any dividends on the common shares on an if-converted basis. In addition, if the Company pays a dividend on its common shares, the Series A Preferred Stock holders will also receive an amount equal to 20% of the dividend which would be distributable on 211,791,957 of common shares. All such dividends on the Series A Preferred Stock will be paid at the same time as the dividends on the common shares. Dividends are paid for the term the Series A Preferred Stock is outstanding.

Every two shares of Series A Preferred Stock is convertible to three common shares at the option of the holder until conversion. If there is more than one holder of Series A Preferred Stock, a holder of Series A Preferred Stock may exercise its rights independently of any other holder of Series A Preferred Stock.

Common stock
During 2024, the Company issued 18,975,000 shares of the Company’s common stock in a public underwritten offering. The proceeds from this offering totaled approximately $458, net of related expenses. The Company used the net proceeds from this offering to finance a portion of the consideration for the Elevated acquisition and for general corporate purposes.
Stock repurchases
During the second quarter of 2025, the Company's Board of Directors authorized a share repurchase program ("2025 SRP") to purchase up to $1,000 shares of the Company's common stock. The timing, amount, and manner of any repurchases under the new repurchase program will be determined at the discretion of the Company's leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for the common stock. The share repurchase program is open-ended and does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by the Company at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and the Company may enter into Rule 10b5-1 trading plans in connection with such repurchases. This new authorization replaces the Company's previous share repurchase authorization announced in 2024 ("2024 SRP"). Prior to the new authorization, the Company repurchased 3,095,573 shares of common stock for approximately $75 under the 2024 SRP. As of December 31, 2025, the Company had approximately $1,000 of authorized repurchases remaining under the 2025 SRP.
During 2024, the Company's Board of Directors authorized the 2024 SRP to purchase up to an aggregate of $1,000 of shares of the Company's common stock. During the year ended December 31, 2024, the Company repurchased 24,390,240 shares of the Company's common stock for approximately $600.
Authorized Shares
During the second quarter of 2025, upon the recommendation of the Company's Board of Directors, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's common stock, par value $0.0001 per share, from 500,000,000 to 1,000,000,000 shares.
Stock Split
During the second quarter of 2025, the Company executed a three-for-two stock split by issuing a stock dividend of one-half of one share of common stock for each share of common stock. No shares of common stock were issued to the holders of the Company’s Series A Preferred Stock in connection with the stock split. The Series A Preferred Stock will convert to 6,000,000 shares of common stock upon conversion as a result of the stock split. The Company retained the current par value of $0.0001 per share for all common shares. All references to the number of shares outstanding, issued shares, and per share amounts of the Company’s common shares have been restated to reflect the effect of the stock split for all historical periods presented in the Company’s accompanying consolidated financial statements and footnotes thereto.
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
Under the terms of the agreement, (i) the Series B Holders each agreed to exercise their respective right to convert all of their Series B Preferred Stock into common stock, resulting in a total of 800,000 shares of Series B Preferred Stock being converted into approximately 49,205,279 shares of common stock of the Company (inclusive of approximately 424,794 shares attributable to accrued and unpaid dividends thereon (the "Conversion Shares")) and (ii) upon issuance of the Conversion Shares, the Company agreed to immediately repurchase one-half of the Conversion Shares, on a pro rata basis, from the Series B Holders for an aggregate purchase price of $600. The fair value of the issued one-half of the remaining Conversion Shares was $569.
The repurchase price was financed by (i) an incremental term facility of $300 and (ii) cash and available credit from the balance sheet.
Dividends
Following the Series B Preferred Stock Conversion there are no Series B Preferred Shares issued or outstanding and the former holders of Series B Preferred Stock are no longer entitled to receive cumulative dividends. The Company declared a pro rata Series B Preferred Stock dividend of $7, or 424,794 shares of common stock, during the year ended December 31, 2024 for the Series B Preferred Stock outstanding through February 28, 2024. The Company declared and issued Series B Preferred Stock dividends of $33 or 2,022,630 shares of common stock during the year ended December 21, 2023. The Company declared a Series B Preferred Stock dividend of $11 or 505,566 shares of common stock in December 2023 and issued the shares in January 2024.
NOTE 20. SHARE-BASED COMPENSATION
The Company maintains a 2019 Equity Incentive Plan (the “2019 Plan”), which allows for grants of share-based awards.
At December 31, 2025, there were 15,787,149 share-based awards collectively available for grant under the 2019 Plan. The 2019 Plan generally provides for awards to vest no earlier than one year from the date of grant, although most awards entitle the recipient to common shares if specified market or performance conditions are achieved, if applicable, and vest over a minimum of three years. The share-based awards granted to employees include stock options and restricted stock units.
Stock Options
In 2017, upon its initial public offering, the Company issued 243,750 nonqualified stock options to independent, non-executive directors at an exercise price of $7.67 per share with contractual terms of five years from the date of the acquisition of APi Group (the "APi Acquisition"), October 1, 2019. These stock options were performance-based and vested on the consummation of the APi Acquisition. The Company has not granted stock options since 2017 and all outstanding stock options were exercised during 2024.
The following table summarizes the changes in the number of common shares underlying options for the year ended December 31, 2024 (shares in whole numbers and per share values in whole dollars):

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	187,500	$7.67	0.8	$3
Exercised	(187,500)	7.67
Outstanding at December 31, 2024	—	$—	0.0	$—
Restricted Stock Units
The Company has issued Time-Based Restricted Stock Units ("RSUs"), Performance-Based Restricted Stock Units with EBITDA-based performance conditions (“PSUs”), and Performance-Based Restricted Stock Units with share-price targets ("MSUs"), which are independent of stock option grants and all generally subject to forfeiture if employment terminates prior to vesting. Forfeitures are estimated and recorded using historical forfeiture rates. As of December 31, 2025, the Company had outstanding RSUs, PSUs, and MSUs, detailed below (shares in whole numbers and per share values in whole dollars).

Time-Based Restricted Stock Units
The RSUs entitle recipients to shares of the Company’s common stock and primarily vest in equal installments over a three-year service period from date of grant. The time-based RSUs granted to the Company’s directors vest at the end of the anniversary date of their grant date.

	Time-Based Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2023	1,356,516	$14.85	1.0
Granted	787,817	24.13
Vested	(617,928)	14.46
Forfeited	(165,387)	20.26
Outstanding at December 31, 2024	1,361,018	$19.76	1.6
Granted	784,090	26.60
Vested	(696,297)	18.31
Forfeited	(59,340)	28.34
Outstanding at December 31, 2025	1,389,471	$23.98	1.5
Expected to vest at December 31, 2025	1,373,318	$23.94	1.5
EBITDA Performance-Based Restricted Stock Units
The PSUs entitle recipients to shares of the Company's common stock if specified performance conditions are achieved. During the years ended December 31, 2025 and 2024, the Company approved and granted PSUs with EBITDA-based financial performance conditions. PSUs vest, if at all, following a three-year performance period. If the performance conditions are not met, no compensation cost is recognized and any recognized compensation cost is reversed.

	Performance- Based Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2023	2,478,030	$14.23	1.0
Granted	611,529	23.87
Vested	(702,433)	12.73
Forfeited	(607,148)	17.43
Change in units based on performance expectations	(21,666)	13.85
Outstanding at December 31, 2024	1,758,312	$17.72	1.1
Granted	827,393	25.77
Vested	(812,591)	13.93
Forfeited	(99,667)	19.73
Change in units based on performance expectations	356,541	13.85
Outstanding at December 31, 2025	2,029,988	$21.74	1.0
Expected to vest at December 31, 2025	1,967,186	$21.64	1.0

Market-Based Performance Restricted Stock Units
The MSUs entitle the recipient to shares of the Company's common stock if specified market conditions are achieved. During the year ended December 31, 2022, the Company approved and granted MSUs with certain share-price targets. The MSUs vested 100% on March 9, 2025, the third anniversary of the grant date, as the performance condition was satisfied during the year ended December 31, 2023.

	Market-Based Performance Restricted Stock Units	Weighted-Average Grant Date Fair Value Per Share	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at December 31, 2023	620,042	$11.37	1.2
Forfeited	(107,553)	10.87
Outstanding at December 31, 2024	512,489	$10.87	0.2
Vested	(508,830)	10.87
Forfeited	(3,659)	10.87
Outstanding at December 31, 2025	—	$—	0.0
The Company recognized $37 and $29 of compensation expense during the years ended December 31, 2025 and 2024, respectively, for the RSUs, PSUs, and MSUs in total. Total unrecognized compensation related to unvested RSUs and PSUs as of December 31, 2025 was approximately $24, which is expected to be recognized over a weighted-average period of approximately 1.5 years and 1.0 year, respectively. The Company's actual tax benefits realized from the tax deductions related to the vesting of RSUs was $11 and $7 during the years ended December 31, 2025 and 2024, respectively.
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

	Year Ended December 31,
	2025	2024	2023
Basic and diluted loss per common share:
Net income	$302	$250	$153
Less stock dividend attributable to Series A Preferred Stock	(590)	(95)	(270)
Less stock dividend attributable to Series B Preferred Stock	—	(7)	(44)
Less stock conversion of Series B Preferred Stock	—	(372)	—
Net loss attributable to common shareholders	$(288)	$(224)	$(161)

Weighted-average shares outstanding - basic and diluted(1)	415,709,895	401,513,646	352,705,274
Loss per common share - basic and diluted	$(0.69)	$(0.56)	$(0.46)
(1)The following items were excluded from the calculation of diluted shares as their inclusion would be anti-dilutive:
a.For each of the years ended December 31, 2025, 2024, and 2023, 4,000,000 shares of Series A Preferred Stock, which are convertible to 6,000,000 common shares.
b.For the year ended December 31, 2023, 800,000 shares of Series B Preferred Stock which were convertible to 48,780,000 shares of common stock.
c.For the year ended December 31, 2023, 187,500 stock options to purchase the same number of common shares.
d.For the years ended December 31, 2025, 2024, and 2023, 15,212,810, 3,815,493, and 11,916,156 common share equivalents, respectively, which represent the dividend that the Series A Preferred Stock holders are entitled to receive. (See additional description in Note 19 – "Shareholders' Equity and Redeemable Convertible Preferred Stock.")
e.For the years ended December 31, 2025, 2024, and 2023, 1,389,471 RSUs and 2,029,988 PSUs; 1,361,018 RSUs, 1,758,312 PSUs, and 512,489 MSUs; and 1,356,516 RSUs, 2,478,030 PSUs, and 620,042 MSUs, respectively.
NOTE 22. SEGMENT INFORMATION
The Company manages its operations under three operating segments which represent the Company’s two reportable segments: Safety Services, comprised of the North American Life Safety and International Life Safety operating segments, and Specialty Services. This structure is generally comprised of various businesses related to contracted services, inspections, and monitoring of industrial and commercial facilities. The segments have separate management and have results that are regularly reviewed by the Chief Executive Officer and President, who acts as the Company's Chief Operating Decision Maker (“CODM”), for the purpose of allocating resources and evaluating performance, identifying them as separate reportable segments.
The Safety Services segment focuses on fire protection solutions, electronic security systems, and elevators and escalators, including the design, installation, inspection, service, and monitoring of these life safety systems. The work performed within this segment spans across a diverse mix of end markets with a focus on high tech services, advanced manufacturing, healthcare, fulfillment and distribution centers, and critical infrastructure.
The Specialty Services segment provides a variety of specialty contracting, fabrication and distribution, and infrastructure and utility services. The work within this segment spans across a diverse mix of end markets with a focus on critical infrastructure, high tech services, and healthcare throughout North America.
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
Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of segment earnings to income before income taxes:

	For the Year Ended December 31, 2025
	Safety Services	Specialty Services	Total
Revenues from external customers	$5,455	$2,456	$7,911
Intersegment revenues	1	4	5
Net revenues	5,456	2,460	7,916

Reconciliation of revenue:
Elimination of intersegment revenues			(5)
Total consolidated revenues			$7,911

Less: (a)
Segment cost of revenues(b)	3,420	1,994
Segment operating expenses (c)	1,161	259
Plus:
Segment other income/expense	5	14
Depreciation	36	43
Segment earnings	$916	$264	$1,180

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(139)
Interest expense, net			(141)
Depreciation			(85)
Amortization			(242)
Contingent consideration and compensation			(2)
Non-service pension cost			(19)
Systems and business enablement			(96)
Business process transformation expenses			(4)
Acquisition and divestiture related expenses			(24)
Restructuring program related costs			(14)
Other			(1)
Income before income taxes			$413

Asset information:
Total assets	$6,861	$1,374	$8,235
Capital expenditures	29	42	71
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

	For the Year Ended December 31, 2024
	Safety Services	Specialty Services	Total
Revenues from external customers	$4,795	$2,223	$7,018
Intersegment revenues	2	6	8
Net revenues	4,797	2,229	7,026

Reconciliation of revenue:
Elimination of intersegment revenues			(8)
Total consolidated revenues			$7,018

Less: (a)
Segment cost of revenues (b)	3,050	1,790
Segment operating expenses (c)	1,019	242
Plus:
Segment other income/expense	6	10
Depreciation	31	46
Segment earnings	$765	$253	$1,018

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(125)
Interest expense, net			(146)
Depreciation			(80)
Amortization			(222)
Contingent consideration and compensation			(3)
Non-service pension cost			(22)
Business process transformation expenses			(52)
Acquisition and divestiture related expenses			(13)
Restructuring program related costs			(32)
Other			7
Income before income taxes			$330

Asset information:
Total assets	$6,266	$1,368	$7,634
Capital expenditures	23	48	71
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

	For the Year Ended December 31, 2023
	Safety Services	Specialty Services	Total
Revenues from external customers	$4,422	$2,506	$6,928
Intersegment revenues	3	12	15
Net revenues	4,425	2,518	6,943

Reconciliation of revenue:
Elimination of intersegment revenues			(15)
Total consolidated revenues			$6,928

Less: (a)
Segment cost of revenues (b)	2,898	2,064
Segment operating expenses (c)	930	237
Plus:
Segment other income/expense	3	10
Depreciation	25	51
Segment earnings	$625	$278	$903

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			$(121)
Interest expense, net			(145)
Depreciation			(79)
Amortization			(224)
Contingent consideration and compensation			(14)
Non-service pension benefit			12
Business process transformation expenses			(30)
Acquisition and divestiture related expenses			(7)
Restructuring program related costs			(46)
Other			(17)
Income before income taxes			$232

Asset information:
Total assets	$5,586	$1,423	$7,009
Capital expenditures	23	50	73
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

NOTE 23. SUBSEQUENT EVENTS
On February 2, 2026, the Company completed the acquisition of CertaSite, LLC, an inspection-first provider of fire and life safety services. The total consideration transferred by the Company consists of approximately $271 cash paid at closing,

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2025.
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
Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
KPMG LLP, our independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting, which is included in Part II, Item 8 of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
Management, together with our CEO and CFO, evaluated the changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended December 31, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information on executive officers required by this item is incorporated by reference from "Executive Officers" in Part I of this Annual Report on Form 10-K. Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed no later than 120 days after December 31, 2025 (the "Definitive Proxy Statement").
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
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item will be contained in the Definitive Proxy Statement and is incorporated herein by reference, excluding the information under the heading "Pay Versus Performance."
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item, other than the information regarding our equity plans set forth below required by Item 201(d) of Regulation S-K, will be contained in the Definitive Proxy Statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information about the Company's equity compensation plans under which the Company's equity securities are authorized for issuance as of December 31, 2025.

	As of December 31, 2025
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (b)
Equity compensation plans approved by security holders
2019 Plan (1)	3,419,459	15,787,149
Total	3,419,459	15,787,149
(1)Included in the total number of securities in column (a) is 3,419,459 time-based restricted stock units and EBITDA performance-based restricted stock units, which have no exercise price.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following financial statements, schedules and exhibits are filed as part of this Form 10-K:

(a)(1) Financial Statements – the consolidated financial statements and the report of the Independent Registered Public Accounting firms are listed on pages 52 through 106.

(a)(2) Financial Statement Schedules – Schedule II – Valuation and Qualifying Accounts.

(a)(3) Exhibits including those incorporated by reference – The Exhibit Index below contains a list of exhibits filed or furnished with this Form 10-K.

Exhibit Index

			Incorporated by Reference (File No. 001-39275)
Exhibit Number	Description	Form	Exhibit Number	Period Covered or Date of Filing

	Organizational Documents
3.1	Certificate of Incorporation of APi Group Corporation	Form S-4 (File No. 333-237553)	3.1	May 1, 2020

3.2	Certificate of Amendment of Certificate of Incorporation of APi Group Corporation	Form 8-K	3.1	May 19, 2025

3.3	Certificate of Designation of 5.5% Series B Perpetual Convertible Preferred Stock, effective as of January 3, 2021	Form 8-K	3.1	January 3, 2022

3.4	Certificate of Elimination of 5.5% Series B Perpetual Convertible Preferred Stock	Form 8-K	3.1	March 5, 2024

3.5	Bylaws of APi Group Corporation Certificate of Incorporation of APi Group Corporation	Form S-4 (File No. 333-237553)	3.2	May 1, 2020

	Description of Securities and Indentures
4.1*	Description of Capital Stock.

4.2	Indenture, dated as of June 22, 2021, by and among APi Group Corporation, the guarantors party thereto and Computershare Trust Company, N.A.	Form 8-K	4.1	June 22, 2021

4.3	Supplemental Indenture, dated as of April 1, 2022, among APi Group DE, Inc., APi Group Corporation, the guarantors party thereto and Computershare Trust Company, N.A.	Form 8-K	4.2	April 1, 2022

4.4	Form of 4.125% Senior Note due 2029	Form 8-K	4.1	June 22, 2021

4.5	Indenture, dated as of October 21, 2021, between APi Escrow Corp. and Computershare Trust Company, N.A.	Form 8-K	4.1	October 21, 2021

4.6	Supplemental Indenture, dated as of January 3, 2022, among APi DE, the Company, the guaranteeing subsidiaries and Computershare Trust Company, N.A.	Form 8-K	4.2	January 3, 2022

4.7	Form of 4.750% Senior Note due 2029	Form 8-K	4.1	October 21, 2021

	Management Contract or Compensatory Plan or Arrangement

10.1(a)†	APi Group Corporation 2019 Equity Incentive Plan	Form S-8 (File No. 333-238891)	10.1	June 3, 2020

10.1(b)†*	Form of Restricted Stock Unit Agreement (Management – Time-Based Vesting) – APi Group Corporation 2019 Equity Incentive Plan.

10.1(c)†*	Form of Restricted Stock Unit Agreement (Management – Performance-Based Vesting) – APi Group Corporation 2019 Equity Incentive Plan

10.2†	APi Group Corporation 2020 Employee Stock Purchase Plan	Form S-8 (File No. 333-238890)	10.1	June 3, 2020

10.3†	APi Group, Inc. Profit Sharing & 401(k) Plan, as amended	Form S-8 (File No. 333-254675)	10.1	March 25, 2021

10.4(a)†	Executive Employment Agreement, dated as of September 2, 2019, by and among APi Group, Inc., J2 Acquisition Limited and Russell Becker	Form S-4 (File No. 333-237553)	10.1	May 1, 2020

10.4(b)†	Offer Letter, dated January 13, 2022, between APi Group Corporation and Kristina Morton	Form 10-K	10.30	Year ended December 31, 2022

10.4(c)†	Offer Letter, dated June 23, 2022, between APi Group Corporation and Louis Lambert	Form 10-K	10.31	Year ended December 31, 2022

10.4(d)†	Offer Letter, dated March 28, 2025, between APi Group Corporation and G. David Jackola	Form 8-K	10.1	March 31, 2025

10.5†	Form of Amended and Restated Director and Officer Indemnification Agreement	Form S-4 (File No. 333-237553)	10.7	May 1, 2020

10.6†	Executive Officer Severance Policy	Form 10-K	10.29	Year ended December 31, 2022

	Financing and Credit Related Arrangements

10.7(a)	Credit Agreement, dated as of October 1, 2019, by and among APi Group DE, Inc., as borrower, J2 Acquisition Limited, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent	Form S-4 (File No. 333-237553)	10.8	May 1, 2020

10.7(b)	Amendment No. 1 to Credit Agreement, dated as of October 22, 2020, by and among APi Group DE, Inc., as borrower, APi Group Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent	Form 10-Q	10.14	Quarter ended September 30, 2020

10.7(c)	Amendment No. 2 to Credit Agreement, dated December 16, 2021, among APi Group DE, Inc., APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders and letter of credit issuers from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent	Form 8-K	10.1	December 20, 2021

10.7(d)	Amendment No. 3 to Credit Agreement, dated as of May 19, 2023, by and among APi Group DE, Inc., as borrower, APi Group Corporation, the guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent	Form 10-Q	10.24	Quarter ended June 30, 2023

10.7(e)	Amendment No. 4 to Credit Agreement, dated as of October 11, 2023, among APi Group DE, Inc., as borrower, APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent	Form 8-K	10.1	October 13, 2023

10.7(f)	Amendment No. 5 to Credit Agreement, dated as of February 28, 2024, by and among APi Group DE, Inc., as borrower, APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent	Form 8-K	10.2	February 28, 2024

10.7(g)	Amendment No. 6 to Credit Agreement, dated as of May 10, 2024, by and among APi Group DE, Inc., as borrower, APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent	Form 8-K	10.1	May 13, 2024

10.7(h)	Amendment No. 7 to Credit Agreement, dated February 14, 2025, by and among APi Group DE, Inc., as borrower, APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent	Form 8-K	10.1	February 19, 2025

10.7(i)	Amendment No. 8 to Credit Agreement, dated as of May 20, 2025, among APi Group DE, Inc., as borrower, APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent.	Form 8-K	10.1	May 22, 2025

10.8	Pledge and Security Agreement, dated as of October 1, 2019, by and among APi Group DE, Inc., as borrower, J2 Acquisition Limited, the grantors from time to time party thereto, and Citibank, N.A., as administrative agent and as collateral agent	Form S-4 (File No. 333-237553)	10.9	May 1, 2020

10.9	Conversion and Repurchase Agreement, dated February 28, 2024, by and among APi Group Corporation, Juno Lower Holdings L.P., FD Juno Holdings L.P., Viking Global Equities Master Ltd. and Viking Global Equities II LP.	Form 8-K	10.1	February 28, 2024

	Other Agreement

10.10	Registration Rights Agreement, dated March 24, 2020, by and between APi Group Corporation and Viking Global Opportunities Liquid Portfolio Sub-Master LP	Form S-4 (File No. 333-237553)	10.13	May 1, 2020

10.11	Advisory Services Agreement, dated October 1, 2019, by and between APi Group Corporation and Mariposa Capital, LLC	Form S-4 (File No. 333-237553)	10.10	May 1, 2020

	Other Exhibits

19.1	Insider Trading Policy, adopted and approved as of December 11, 2024	Form 10-K	19.1	February 26, 2025

21.1*	List of subsidiaries of the registrant.

23.1*	Consent of KPMG LLP.

31.1*	Certification by Russell Becker, Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Glenn David Jackola, Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by Russell Becker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Glenn David Jackola, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures

97.1	APi Group Corporation Executive Officer Clawback Policy	Form 10-K	97.1	Year ended December 31, 2023

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________________
* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan or arrangement.
# The schedules to these agreements have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish a copy of any schedule omitted from the agreements to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

APi Group Corporation
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Balance at beginning of period	Credit loss expense	Write-offs	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2025	$9	$8	$(3)	$14
Year ended December 31, 2024	5	4	—	9
Year ended December 31, 2023	3	3	(1)	5

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

APi Group Corporation

Date: February 25, 2026	By:	/s/ Russell A. Becker
Russell A. Becker
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Russell A. Becker	President and Chief Executive Officer and Director	February 25, 2026
Russell A. Becker	(principal executive officer)

/s/ Glenn David Jackola	Executive Vice President and Chief Financial Officer	February 25, 2026
Glenn David Jackola	(principal financial officer)

/s/ James T. Arseniadis	Vice President, Corporate Controller and Chief Accounting Officer	February 25, 2026
James T. Arseniadis	(principal accounting officer)

/s/ Sir Martin E. Franklin	Co-Chairman of the Board	February 25, 2026
Sir Martin E. Franklin

/s/ James E. Lillie	Co-Chairman of the Board	February 25, 2026
James E. Lillie

/s/ Ian G. H. Ashken	Director	February 25, 2026
Ian G. H. Ashken

/s/ Paula D. Loop	Director	February 25, 2026
Paula D. Loop

/s/ Anthony E. Malkin	Director	February 25, 2026
Anthony E. Malkin

/s/ Thomas V. Milroy	Director	February 25, 2026
Thomas V. Milroy

/s/ Cyrus D. Walker	Director	February 25, 2026
Cyrus D. Walker

/s/ Carrie A. Wheeler	Director	February 25, 2026
Carrie A. Wheeler