Form 10-Q
period 2026-03-31
APi Group Corp
filed 2026-04-30
CIK 1796209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 433,227,989 shares of common stock as of April 23, 2026.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APi Group Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$645	$912
Accounts receivable, net of allowances of $16 and $14 at March 31, 2026 and December 31, 2025, respectively	1,545	1,563
Inventories	156	145
Contract assets	538	484
Prepaid expenses and other current assets	140	125
Total current assets	3,024	3,229

Property and equipment, net	401	397
Operating lease right-of-use assets	294	301
Goodwill	3,326	3,167
Intangible assets, net	1,623	1,584
Deferred tax assets	20	40
Pension and post-retirement assets	123	129
Other assets	155	89
Total assets	$8,966	$8,936

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$5	$5
Accounts payable	506	526
Contingent consideration and compensation liabilities	86	60
Accrued salaries and wages	322	444
Contract liabilities	773	694
Operating and finance leases	97	98
Other accrued liabilities	318	323
Total current liabilities	2,107	2,150

Long-term debt, less current portion	2,755	2,754
Pension and post-retirement obligations	49	50
Contingent consideration and compensation liabilities	11	8
Operating and finance leases	213	215
Deferred tax liabilities	200	205
Other noncurrent liabilities	145	146
Total liabilities	5,480	5,528

Commitments and contingencies (Note 14)

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 authorized shares at March 31, 2026 and December 31, 2025; 433,227,989 shares and 415,915,273 shares issued at March 31, 2026 and December 31, 2025, respectively (excluding 15,212,810 shares declared for stock dividend at December 31, 2025)	—	—
Additional paid-in capital	3,309	3,296
Retained earnings	574	517
Accumulated other comprehensive loss	(397)	(405)
Total shareholders’ equity	3,486	3,408
Total liabilities and shareholders’ equity	$8,966	$8,936

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net revenues	$1,982	$1,719
Cost of revenues	1,362	1,177
Gross profit	620	542
Selling, general, and administrative expenses	517	458
Operating income	103	84
Interest expense, net	30	38
Investment expense and other, net	2	—
Other expense, net	32	38
Income before income taxes	71	46
Income tax provision	14	11
Net income	$57	$35
Net income attributable to common shareholders:
Income allocable to Series A Preferred Stock	(6)	(4)
Net income attributable to common shareholders	$51	$31
Net income per common share:
Basic	$0.12	$0.07
Diluted	0.12	0.07
Weighted average shares outstanding:
Basic	431	416
Diluted	435	417
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net income	$57	$35
Other comprehensive income:
Fair value change - derivatives, net of tax (expense) benefit of $(8) and $4, respectively	24	(12)
Foreign currency translation adjustment	(16)	59
Comprehensive income	$65	$82

See notes to condensed consolidated financial statements

APi Group Corporation
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	4,000,000	$—	415,915,273	$—	$3,296	$517	$(405)	$3,408
Net income	—	—	—	—	—	57	—	57
Fair value change - derivatives	—	—	—	—	—	—	24	24
Foreign currency translation adjustment	—	—	—	—	—	—	(16)	(16)
Series A Preferred Stock dividend	—	—	15,212,810	—	—	—	—	—
Profit sharing plan contributions	—	—	683,093	—	30	—	—	30
Share-based compensation and other, net	—	—	1,416,813	—	(17)	—	—	(17)
Balance, March 31, 2026	4,000,000	$—	433,227,989	$—	$3,309	$574	$(397)	$3,486

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	4,000,000	$—	412,167,491	$—	$3,305	$215	$(567)	$2,953
Net income	—	—	—	—	—	35	—	35
Fair value change - derivatives	—	—	—	—	—	—	(12)	(12)
Foreign currency translation adjustment	—	—	—	—	—	—	59	59
Series A Preferred Stock dividend	—	—	3,815,493	—	—	—	—	—
Share repurchases	—	—	(3,095,573)	—	(75)	—	—	(75)
Profit sharing plan contributions	—	—	928,483	—	24	—	—	24
Share-based compensation and other, net	—	—	1,444,040	—	(2)	—	—	(2)
Balance, March 31, 2025	4,000,000	$—	415,259,934	$—	$3,252	$250	$(520)	$2,982

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$57	$35
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21	20
Amortization	63	60
Restructuring charges, net of cash paid	(2)	(6)
Share-based compensation expense	11	10
Profit-sharing expense	11	9
Non-cash lease expense	32	28
Net periodic pension cost	6	6
Other, net	—	1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	31	100
Contract assets	(54)	(31)
Inventories	(5)	(4)
Prepaid expenses and other current assets	(17)	(15)
Accounts payable	(20)	(58)
Accrued liabilities and income taxes payable	(92)	(95)
Contract liabilities	81	38
Other assets and liabilities	(38)	(36)
Net cash provided by operating activities	85	62
Cash flows from investing activities:
Acquisitions, net of cash acquired	(289)	(6)
Purchases of property and equipment	(18)	(12)
Proceeds from sales of property and equipment	2	4
Net cash used in investing activities	(305)	(14)
Cash flows from financing activities:
Payments on long-term borrowings	(1)	(2)
Repurchases of common stock	—	(75)
Payments of acquisition-related consideration	(4)	(2)
Restricted shares tendered for taxes	(37)	(19)
Net cash used in financing activities	(42)	(98)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(6)	10
Net decrease in cash, cash equivalents, and restricted cash	(268)	(40)
Cash, cash equivalents, and restricted cash, beginning of period	913	501
Cash, cash equivalents, and restricted cash, end of period	$645	$461
Supplemental cash flow disclosures:
Cash paid for interest, net of interest income	$30	$35
Cash paid for income taxes, net of refunds	13	23
Accrued consideration issued in business combinations	6	2
Shares of common stock issued to profit sharing plan	30	24
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
Principles of consolidation
The accompanying interim unaudited condensed consolidated financial statements (the “Interim Statements”) include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These Interim Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The condensed consolidated balance sheets as of December 31, 2025 were derived from audited financial statements for the year then ended but do not include all of the information and footnotes required by GAAP with respect to annual financial statements. In the opinion of management, the Interim Statements include all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the dates and periods presented. It is recommended that these Interim Statements be read in conjunction with the Company’s audited annual consolidated financial statements and accompanying footnotes thereto for the year ended December 31, 2025. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Restricted cash is reported as other current assets in the condensed consolidated balance sheets. Restricted cash reflects collateral against certain bank guarantees.
Investments
The Company holds investments in joint ventures, the majority of which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company exercises control over one joint venture that is consolidated into the Company's financial statements and the results for that joint venture for the three months ended March 31, 2026 and 2025 were immaterial. The Company’s share of earnings from the non-consolidated joint ventures was $2 and $3 during the three months ended March 31, 2026 and 2025, respectively. The earnings are recorded within investment expense and other, net in the condensed consolidated statements of operations. The investment balances were $6 as of March 31, 2026 and December 31, 2025 and are recorded within other assets in the condensed consolidated balance sheets.
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
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
See discussion below for information pertaining to the effects of recent accounting pronouncements as updated from the discussion in the Company's Form 10-K filed on February 25, 2026.
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments - Credit Losses (Topic 326): Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under FASB Accounting Standards Codification ("ASC") Topic 606. ASU 2025-05 is effective for the Company's annual and interim periods in fiscal years beginning after December 15, 2025, with early adoption permitted. The Company adopted this ASU on January 1, 2026, and it did not have a material impact on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which enhances the Codification to clarify accounting guidance, correct errors and make technical corrections. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2026. Early adoption is permitted for all entities. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements and disclosures but does not expect the impact to be material.
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
2026 Acquisitions
On February 2, 2026, the Company completed the acquisition of CertaSite, LLC ("CertaSite"), an inspection-first provider of fire and life safety services. The results of the CertaSite business are reported within the Company's Safety Services segment from the date of acquisition and were not material. Consideration transferred of $271 for CertaSite included cash paid at closing of $268 and cash deposited in escrow of $3.
During the three months ended March 31, 2026, the Company completed four individually immaterial acquisitions for aggregate consideration transferred of $25, made up of cash paid at closing of $19 and accrued consideration of $6. The results of operations of these acquisitions are included in the Company's condensed consolidated statements of operations from the date of acquisition and were not material.

	CertaSite	Other 2026 Acquisitions
Cash paid at closing	$268	$19
Cash deposited into escrow	3	—
Accrued consideration	—	6
Total net consideration	$271	$25

Cash and cash equivalents	$3	$1
Accounts receivable	18	1
Inventories	6	—
Contract assets	3	—
Other current assets	1	—
Operating lease right-of-use assets	4	—
Property and equipment	7	—
Intangible assets	98	8
Goodwill	156	15
Accounts payable	(3)	—
Other accrued liabilities	(4)	—
Operating and finance lease liabilities	(7)	—
Other noncurrent liabilities	(11)	—
Net assets acquired	$271	$25
The Company has not finalized its accounting for any of the acquisitions completed during 2026 and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $122. See Note 6 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.
2025 Acquisitions
During the year ended December 31, 2025, the Company completed 14 acquisitions for total net consideration transferred of $235, made up of cash paid at closing of $186, cash deposited into escrow of $17, and accrued consideration of $32. The results of operations of these acquisitions are included in the Company's consolidated statements of operations from their respective dates of acquisition and were not material.

2025 Acquisitions
Cash paid at closing	$186
Cash deposited into escrow	17
Accrued consideration	32
Total net consideration	$235

Cash and cash equivalents	$13
Accounts receivable	24
Contract assets	2
Other current assets	1
Property and equipment	3
Intangible assets	88
Goodwill	135
Accounts payable	(8)
Other accrued liabilities	(13)
Contract liabilities	(7)
Other noncurrent liabilities	(3)
Net assets acquired	$235
The Company has not finalized its accounting for 13 of the acquisitions completed during 2025 and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $118.
Accrued consideration
The Company’s acquisition purchase agreements typically include deferred payment provisions, often to sellers who become employees of the Company or its subsidiaries. The provisions are made up of three general types of arrangements, contingent compensation, contingent consideration (both of which are contingent on the future performance of the acquired entity), and deferred payments related to indemnities. Contingent compensation arrangements are typically contingent on the former owner’s future employment with the Company and the related amounts are recognized over the required employment period, which is typically one to four years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition and are paid over a period of one to four years. The liability for deferred payments is recognized at the date of acquisition based on the Company’s best estimate and is typically payable over a period of one to three years. Deferred payments are not contingent on any future performance or employment obligations and can be offset for working capital true-ups and representations and warranty items.
The total contingent compensation arrangement liability was $7 as of March 31, 2026 and December 31, 2025. The maximum payout of these arrangements upon completion of the future performance periods was $15, inclusive of the $7, accrued as of March 31, 2026 and December 31, 2025. The contingent compensation liability is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.
The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 7 – "Fair Value of Financial Instruments."
The total liability for deferred payments was $44 and $39 as of March 31, 2026 and December 31, 2025, respectively, and is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented.

NOTE 4. RESTRUCTURING
During 2022, the Company announced its multi-year Chubb restructuring program designed to drive efficiencies and synergies and optimize operating margin. The Chubb restructuring program included expenses related to workforce reductions, lease termination costs, and other facility rationalization costs. As of the second quarter of 2025, the Chubb restructuring program ended and no additional expenses have since been incurred.
The following table summarizes the Company's restructuring liabilities for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$13	$15
Payments	(3)	(4)
Balance at end of period	$10	$11
In addition to the costs noted above, the Company incurred no asset write-down costs for the three months ended March 31, 2026 and 2025. The Company incurred program related costs of $0 and $2 for the three months ended March 31, 2026 and 2025, respectively.
NOTE 5. NET REVENUES
Contracts with customers
The Company derives net revenues primarily from contracts with a duration of less than one week to five years (with the majority of contracts with durations of less than six months), which are subject to multiple pricing options, including fixed price, unit price, time and material, or cost plus a markup. Net revenues are primarily recognized by the Company over time utilizing the cost-to-cost measure of progress. Net revenues recognized at a point in time primarily relate to distribution contracts and short-term time and material contracts. The Company also enters into fixed-price service contracts related to monitoring, maintenance, and inspection of safety systems.
The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing, and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the three months ended March 31, 2026 and 2025. Disaggregated net revenues information is as follows:

	Three Months Ended March 31, 2026
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,415	$—	$1,415
Infrastructure and Utility	—	218	218
Fabrication and Distribution	—	82	82
Specialty Contracting	—	269	269
Corporate and Eliminations	—	—	(2)
Net revenues	$1,415	$569	$1,982

	Three Months Ended March 31, 2025
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,267	$—	$1,267
Infrastructure and Utility	—	185	185
Fabrication and Distribution	—	70	70
Specialty Contracting	—	198	198
Corporate and Eliminations	—	—	(1)
Net revenues	$1,267	$453	$1,719

	Three Months Ended March 31, 2026
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$724	$569	$(2)	$1,291
France	180	—	—	180
Other	511	—	—	511
Net revenues	$1,415	$569	$(2)	$1,982

	Three Months Ended March 31, 2025
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$627	$453	$(1)	$1,079
France	161	—	—	161
Other	479	—	—	479
Net revenues	$1,267	$453	$(1)	$1,719
For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at March 31, 2026 was $3,772. The Company expects to recognize revenue on approximately 80% of the remaining performance obligations over the next twelve months.
Contract assets and liabilities
Contract assets and contract liabilities are classified as current in the condensed consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets, and contract liabilities from contracts with customers as of March 31, 2026 and December 31, 2025 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at March 31, 2026	$1,545	$538	$773
Balance at December 31, 2025	1,563	484	694

The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At March 31, 2026 and December 31, 2025, retentions receivable were $180 and $187, respectively, while the portions that may not be received within one year were $41 and $48, respectively.
NOTE 6. GOODWILL AND INTANGIBLES
Goodwill
The following table provides disclosure of goodwill by segment as of March 31, 2026 and December 31, 2025. The changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2026 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2025	$2,927	$240	$3,167
Acquisitions	171	—	171
Foreign currency translation and other, net (1)	(14)	2	(12)
Goodwill as of March 31, 2026	$3,084	$242	$3,326
(1)    Other includes immaterial measurement period adjustments recorded during the three months ended March 31, 2026 related to acquisitions for which the measurement period was open during the three months ended March 31, 2026 (see Note 3 – "Business Combinations").
Intangibles
The Company’s identifiable intangible assets are comprised of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.6	$169	$(168)	$1
Customer relationships	8.4	1,975	(914)	1,061
Trade names and trademarks	10.2	819	(258)	561
Total		$2,963	$(1,340)	$1,623

	December 31, 2025
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.8	$169	$(168)	$1
Customer relationships	8.7	1,897	(869)	1,028
Trade names and trademarks	10.6	801	(246)	555
Total		$2,867	$(1,283)	$1,584
Amortization expense recognized on identifiable intangible assets is as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$—	$3
Selling, general, and administrative expenses	63	57
Total intangible asset amortization expense	$63	$60
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

The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements at March 31, 2026
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments:
Cash flow hedges:
Interest rate swaps	$—	$8	$—	$8
Cross currency contracts	—	6	—	6
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross currency contracts	—	16	—	16
Net investment hedges – cross currency contracts	—	34	—	34
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	—	—	—	—
Total	$—	$64	$—	$64

Financial liabilities:
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	$—	$(1)	$—	$(1)
Contingent consideration obligations	—	—	(16)	(16)
Total	$—	$(1)	$(16)	$(17)

	Fair Value Measurements at December 31, 2025
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments:
Cash flow hedges:
Interest rate swaps	$—	$1	$—	$1
Cross currency contracts	—	3	—	3
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross currency contracts	—	2	—	2
Net investment hedges – cross currency contracts	—	10	—	10
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	—	1	—	1
Total	$—	$17	$—	$17

Financial liabilities:
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	$—	$(5)	$—	$(5)
Contingent consideration obligations	—	—	(16)	(16)
Total	$—	$(5)	$(16)	$(21)
The Company determines the fair value of its derivative instruments designated as hedge instruments using standard pricing models and market-based assumptions for all inputs, including yield curves and spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2.
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
The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs, as well as other information about the contingent consideration obligations:

Three Months Ended March 31, 2026
Balance as of December 31, 2025	$16
Issuances	2
Settlements	(1)
Adjustments to fair value	(1)
Balance as of March 31, 2026	$16
Number of open contingent consideration arrangements at the end of the period	10
Maximum potential payout at the end of the period	$18
At March 31, 2026, the remaining open contingent consideration arrangements are set to expire at various dates through 2028. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three months ended March 31, 2026.
Fair value estimates
The following table presents the carrying amount and fair value of the Company’s variable and fixed rate debt (instruments defined in Note 10 – “Debt”), including current portions and excluding unamortized debt issuance costs. Fair value is estimated by discounting future cash flows at currently available rates for borrowing arrangements with similar terms and conditions, which are considered to be Level 2 inputs under the fair value hierarchy. The interest rates of the variable interest rate long-term debt instruments are generally reset monthly, however can be set quarterly or semi-annually.

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Term Loan	$2,157	$2,154	$2,157	$2,162
4.125% Senior Notes	337	318	337	327
4.750% Senior Notes	277	266	277	271
NOTE 8. DERIVATIVES
The Company uses foreign currency forward contracts, cross-currency swaps, and interest rate swaps to manage risks associated with foreign currency exchange rates, net investments in foreign operations, and interest rates. The Company does not hold derivative financial instruments of a speculative nature or for trading purposes. The Company records derivatives as assets and liabilities on the condensed consolidated balance sheets at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge under ASC 815, Derivatives and Hedging. Cash flows from derivatives are classified in the condensed consolidated statements of cash flows in the same category as the cash flows from items subject to designated hedge or undesignated (economic) hedge relationships. The Company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued.
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
Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements do not call for collateral and no cash collateral had been received or pledged related to the underlying derivatives as of March 31, 2026.

The following table presents the fair value of derivative instruments:

	March 31, 2026			December 31, 2025
	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent Liabilities	Outstanding Gross Notional Amount	Other Assets	Other Noncurrent Liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,840	$8	$—	$1,840	$1	$—
Cross currency contracts	120	6	—	120	3	—
Foreign currency forward contracts	—	—	—	—	—	—
Fair value hedges:
Cross currency contracts	689	16	—	689	2	—
Net investment hedges:
Cross currency contracts	931	34	—	931	10	—
Total derivatives designated as hedging instruments	3,580	64	—	3,580	16	—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	76	—	(1)	312	1	(5)
Total derivatives	$3,656	$64	$(1)	$3,892	$17	$(5)
The following table presents the after tax effect of derivatives on the condensed consolidated statements of operations:

		Amount of (income) expense recognized in income
Derivatives	Location of (income) expense recognized in the condensed consolidated statements of operations	Three Months Ended March 31,
		2026	2025
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$—	$(2)
Cross currency contracts	Investment expense and other, net	(2)	5
Cross currency contracts	Interest expense, net	—	(1)
Foreign currency forward contracts	Investment expense and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	Investment expense and other, net	(10)	17
Cross currency contracts	Interest expense, net	(1)	1
Net investment hedging relationships:
Cross currency contracts	Interest expense, net	(4)	(1)
Not designated as hedging instruments:
Foreign currency forward contracts	Investment expense and other, net	—	—
Currency Effects
The expense (income) from derivatives designed to offset foreign currency revaluation, recorded in investment expense and other, net, are offset by foreign currency transaction gains and losses, resulting in a net loss of $1 and $0 for each of the three months ended March 31, 2026 and 2025, respectively.

The following table presents the effect of cash flow and fair value hedge accounting on accumulated other comprehensive income (loss) ("AOCI"):

	Amount of gain (loss) recognized in other comprehensive income		Location of gain (loss) reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Three Months Ended March 31,			Three Months Ended March 31,
Derivatives	2026	2025		2026	2025
Cash flow hedging relationships:
Interest rate swaps	$5	$(11)	Interest expense, net	$—	$—
Cross currency contracts	1	2	Investment expense and other, net	2	(5)
Forward currency forward contracts	—	—	Investment expense and other, net	—	—
Fair value hedging relationships:
Cross currency contracts	2	—	Investment expense and other, net	11	(13)
			Interest expense, net	—	(2)
Net investment hedging relationships:
Cross currency contracts	16	(3)	Interest expense, net	3	(1)
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
As of March 31, 2026, the Company had $1,840 notional amount outstanding in the 2026 Interest Rate Swap, the 2028 Interest Rate Swap, and the 2029 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (SOFR) payments for its SOFR based term loan of $2,157. As of March 31, 2026, the weighted average fixed rate of interest on these swaps was approximately 3.52%. Variations in the assets and liability balances related to the swaps are primarily driven by changes in the applicable forward yield curves related to SOFR.
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
During 2021, the Company entered into two cross-currency swaps designated as cash flow hedges with gross notional U.S. dollar ("USD") equivalent amounts of $26 and $94 with maturity dates of September 2027 and 2030, respectively.
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
Fair value hedges
The Company uses cross-currency swaps designated as fair value hedges to manage exposure from intercompany loans subject to foreign exchange risks. During 2024, an Australian dollars ("AUD") swap with a notional amount of $16 and a maturity date in June 2029 was added to the existing British pounds ("GBP"), Canadian dollars ("CAD" or "C$"), and Euros ("EUR" or "€") swaps, which had a total notional amount of $721 and a maturity date in January 2027. During 2025, the Company partially terminated its CAD swap, resulting in the reclassification of $2 of losses from AOCI to interest expense, net in its consolidated statements of operations. Following the partial termination of the CAD swap, the remaining notional amount outstanding was $689.
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
In 2021, the Company amended the critical terms of the 2021 net investment hedge by extending the maturity date to July 2029 and modifying the USD and EUR coupons. The amended swap was redesignated as a net investment hedge and is recorded at fair value with changes recorded in AOCI. The initial net investment hedge was dedesignated. The fair value previously recognized in AOCI related to interest rate movements of the dedesignated swap is being amortized to interest expense on a straight-line basis through the third quarter of 2029 and is less than $1 annually.
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

NOTE 9. PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net as of March 31, 2026 and December 31, 2025 are as follows:

	Estimated Useful Lives (In Years)	March 31, 2026	December 31, 2025
Land	N/A	$21	$20
Building	39	86	86
Machinery, equipment, and office equipment	1-20	438	429
Autos and trucks	4-10	149	138
Leasehold improvements	1-15	64	65
Total cost		758	738
Accumulated depreciation		(357)	(341)
Property and equipment, net		$401	$397
Depreciation expense related to property and equipment, including finance leases, was $21 and $20 during the three months ended March 31, 2026 and 2025, respectively. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the condensed consolidated statements of operations.
NOTE 10. DEBT
Debt obligations consist of the following:

	Maturity Date	March 31, 2026	December 31, 2025
Term loan facility
2021 Term Loan	January 3, 2029	$2,157	$2,157
Revolving Credit Facility	May 20, 2030	—	—
Senior notes
4.125% Senior Notes	July 15, 2029	337	337
4.750% Senior Notes	October 15, 2029	277	277
Other obligations		5	5
Total debt obligations		2,776	2,776
Less: unamortized deferred financing costs		(16)	(17)
Total debt, net of deferred financing costs		2,760	2,759
Less: short-term and current portion of long-term debt		(5)	(5)
Long-term debt, less current portion		$2,755	$2,754
Term loan facility
As of March 31, 2026, the Company had $2,157 of principal outstanding under the incremental term loan (the "2021 Term Loan") with a maturity date of January 3, 2029. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 0.75% or (2) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.75%.
The interest rate applicable to borrowings under the $750 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 0.25%, or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.25%.
As of March 31, 2026 and December 31, 2025, the Company had no amounts outstanding under the Revolving Credit Facility, and $745 was available at March 31, 2026 and December 31, 2025 after giving effect to $5 of outstanding letters of credit.
During 2025, the Company completed its Eighth Amendment to its credit agreement, which increased the Revolving Credit Facility from $500 to $750, extended the facility's maturity to five years from the date of the Eighth Amendment, reduced the applicable margin by 75 basis points, and eliminated the credit spread adjustment ("CSA"). The Company also completed its Seventh Amendment to its credit agreement, repricing the 2021 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 25 basis points.
During 2024, the Company completed its Sixth Amendment to its credit agreement, refinancing the 2021 Term Loan by increasing its principal amount by approximately $550, lowering the interest margin by 50 basis points, and removing the CSA. The Company also completed its Fifth Amendment to its credit agreement, upsizing its 2021 Term Loan by an aggregate principal amount equal to $300.
As of March 31, 2026 and December 31, 2025, the Company was in compliance with all applicable debt covenants.
Swap activity
As of March 31, 2026, the Company had the 2026 Interest Rate Swap with $720 of notional value, exchanging one-month SOFR for a fixed rate of 3.59% per annum and the 2028 Interest Rate Swap with aggregate $400 notional value, exchanging one-month SOFR for a rate of 3.41%. Accordingly, the Company's fixed interest rate per annum on the swapped $720 notional value of the term loans is 5.34% and the swapped $400 notional value of the term loans is 5.16% through the maturity of the swaps. The remaining $1,037 of the term loan balance will bear interest based on one-month SOFR plus 175 basis points, and the rate will fluctuate as SOFR fluctuates. During 2024, the Company entered into a $720 notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. Refer to Note 8 – "Derivatives" for additional information.
Senior notes
4.125% Senior Notes
During 2021, the Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes (the “4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The balance as of March 31, 2026 was $337.
4.750% Senior Notes
During 2021, the Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes") issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries. The balance as of March 31, 2026 was $277.
The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of March 31, 2026, and December 31, 2025.
Other obligations
As of March 31, 2026 and December 31, 2025, the Company had $5 in notes outstanding for working capital purposes and the acquisition of equipment and vehicles.
NOTE 11. INCOME TAXES
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The Company’s effective tax rate was 19.9% and 23.4% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the effective tax rate between the periods was primarily due to the current year increase in windfall tax benefit for vested shares. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the three months ended March 31, 2026 and 2025 is due to the windfall tax benefit for vested shares partially offset by nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, and state taxes.
As of March 31, 2026, the Company’s deferred tax assets included a valuation allowance of $105 primarily related to certain net operating loss, capital loss, and tax credit carryforwards of the Company’s foreign subsidiaries. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversals of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of March 31, 2026, the Company had gross federal, state, and foreign net operating loss carryforwards of approximately $1, $20, and $68, respectively, foreign capital loss carryforwards of $216, and foreign credit carryforwards of $39. The federal net operating losses can be carried forward indefinitely. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2029. The foreign attributes generally have carryforward periods of twenty years, which begin to expire in 2026, or can be carried forward indefinitely, subject to utilization rules.
The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities in the condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax provision in the condensed consolidated statements of operations. As of March 31, 2026, and December 31, 2025, the total gross unrecognized tax benefits were $9. The Company accrued gross interest and penalties as of March 31, 2026 and December 31, 2025 of $4. During the three months ended March 31, 2026 and 2025, the Company recognized net interest expense of less than $1 for both periods.
If all of the Company’s unrecognized tax benefits as of March 31, 2026 were recognized, $12 would impact the Company’s effective tax rate.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. As of March 31, 2026, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2015. There are various other audits in state and foreign jurisdictions.
On July 4, 2025, the “One Big Beautiful Bill Act” was enacted into law. The legislation includes several changes to federal tax law including permanent extension of certain expiring Tax Cuts and Jobs Act provisions and modifications to US taxation of foreign activity. Certain provisions are effective for 2026. The Company has evaluated the impact of the legislation and incorporated the applicable tax provisions into its condensed consolidated financial statements for the current reporting period.
NOTE 12. EMPLOYEE BENEFIT PLANS
Defined benefit pension plans
The Company sponsors both funded and unfunded foreign defined benefit pension plans that cover a portion of the Company's employees, and the largest plans are closed to new participants and frozen for accrual of future service.
The components of the net periodic pension cost for the defined benefit pension plans are as follows:

	Three Months Ended March 31,
	2026	2025
Service cost	$1	$1
Interest cost	16	16
Expected return on plan assets	(17)	(17)
Amortization of actuarial losses	6	5
Net periodic pension cost	$6	$5
Multiemployer pension plans
Certain subsidiaries of the Company contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within cost of revenues on the condensed consolidated statements of operations. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time and the plans in which they participate vary depending upon the location, the number of ongoing projects, and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $25 and $21 during the three months ended March 31, 2026 and 2025, respectively.
Profit sharing plans
The Company has a trustee-administered profit-sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors, which may be settled in shares of the Company's common stock or in cash. In connection with these plans, the Company recognized $11 and $9 in expense for shares distributed to eligible employees during the three months ended March 31, 2026 and 2025, respectively.
Employee stock purchase plan
Most of the Company’s employees in the U.S. and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. The Company recognized $2 of expense during the three months ended March 31, 2026 and 2025.
NOTE 13. RELATED-PARTY TRANSACTIONS
The Company incurred advisory fees of $1 during both the three months ended March 31, 2026 and 2025, in each case payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors. In addition, dividends for Series A Preferred Stock declared as of December 31, 2025 and December 31, 2024 were settled in 15,212,810 shares and 3,815,493 shares, respectively, issued during January 2026 and January 2025, respectively. The shares were issued to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company's Board of Directors.
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
The outstanding liability for these obligations of $12 and $13 was included in other noncurrent liabilities as of March 31, 2026 and December 31, 2025, respectively.
NOTE 15. SHAREHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
Shareholders' equity
Series A Preferred Stock
The Company had 4,000,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2026 ("Series A Preferred Stock"). As a result of the three-for-two stock split completed in the second quarter of 2025, the Series A Preferred Stock will be convertible into 6,000,000 shares of common stock upon conversion on the last day of 2026 pursuant to the Company’s Certificate of Incorporation.
Stock Repurchases
During the second quarter of 2025, the Company's Board of Directors authorized a share repurchase program ("2025 SRP") to purchase up to $1,000 shares of the Company's common stock. The timing, amount and manner of any repurchases under the new repurchase program will be determined at the discretion of the Company's leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for the common stock. The share repurchase program is open-ended and does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by the Company at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and the Company may enter into Rule 10b5-1 trading plans in connection with such repurchases. This new authorization replaces the Company's previous share repurchase authorization announced in 2024 ("2024 SRP"). Prior to the new authorization, the Company repurchased 3,095,573 shares of common stock for approximately $75 under the 2024 SRP. During the three months ended March 31, 2026, the Company did not repurchase any shares of common stock. As of March 31, 2026, the Company had $1,000 of authorized repurchases remaining under the 2025 SRP.
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
NOTE 16. EARNINGS PER SHARE
Net income is allocated between the Company’s common shares and other participating securities based on their participation rights. The Series A Preferred Stock represent participating securities. Earnings attributable to Series A Preferred Stock are not included in earnings attributable to common shares in calculating earnings per common share (the two-class method). For periods of net loss, there is no impact from the two-class method on earnings per share (“EPS”) as net loss is allocated to common shares because Series A Preferred Stock shares are not contractually obligated to share the loss.

The following table sets forth the computation of earnings per common share using the two-class method. The dilutive effect of outstanding Series A Preferred Stock and the Series A Preferred Stock dividend is reflected in diluted EPS using the if-converted method and restricted shares and performance shares are reflected using the treasury stock method. For periods of net loss, basic and diluted EPS are the same, as the assumed exercise of Series A Preferred Stock, restricted shares, and performance shares are anti-dilutive. (Amounts in millions, except share and per share amounts.)

	Three Months Ended March 31,
	2026	2025
Basic earnings per common share:
Net income	$57	$35
Income allocable to Series A Preferred Stock	(6)	(4)
Net income attributable to common shareholders	$51	$31

Weighted average shares outstanding - basic	431,490,373	415,850,831
Income per common share - basic	$0.12	$0.07

Diluted earnings per common share:
Net income	$57	$35
Income allocable to Series A Preferred Stock	(6)	(4)
Net income attributable to common shareholders - diluted	$51	$31

Weighted average shares outstanding - basic	431,490,373	415,850,831
Dilutive securities: (1)
Restricted stock units	1,701,725	1,564,750
Shares issuable pursuant to the Series A Preferred Stock dividend (2)	1,888,366	—
Weighted average shares outstanding - diluted	435,080,464	417,415,581
Income per common share - diluted	$0.12	$0.07
(1)For all periods presented, 4,000,000 shares of Series A Preferred Stock were excluded from the calculation of diluted shares as their inclusion would be anti‑dilutive. These shares are convertible to 6,000,000 common shares, as a result of the June 30, 2025 stock split. For additional information regarding the stock split, see Note 15 – "Shareholders' Equity and Redeemable Convertible Preferred Stock."
(2)For the three months ended March 31, 2026, dilutive securities include common share equivalents which represent the annual dividend, payable in the form of common shares or cash at the Company's sole option, that Series A Preferred Shares would be entitled to receive assuming that the volume weighted average price of the Company’s common shares for the last ten trading days of the period would be the same average price during the last ten trading days of the calendar year. The holders of the Series A Preferred Stock are entitled to receive an annual dividend based on the increase in the market price of the Company’s common stock (the "Annual Dividend Amount"). The Annual Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 211,791,957 shares. During 2026, the Annual Dividend amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $38.8096.
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
Segment earnings is the measure of profitability used by the CODM to manage the segments and, accordingly, in segment reporting. Segment earnings is defined as earnings before interest, taxes, depreciation, and amortization and after adjustments for non-recurring items. Adjustments include expenses that management deems are non-recurring in nature and not indicative of the Company’s core operating results. These adjustments include contingent consideration and compensation, non-service pension cost, systems and business enablement expenses, business process transformation expenses, acquisition and divestiture related expenses, restructuring program related costs, and other miscellaneous items.
The CODM establishes budgets for the segments, including growth of segment earnings. The CODM considers segment earnings budget-to-actual variances when making decisions about allocating capital to the segments. Segment earnings is also used in the compensation of certain employees and to assess the performance of each segment by regularly comparing the results of each segment with forecasted amounts. The CODM uses segment earnings to evaluate its performance, both internally and as compared with its peers, because it excludes certain items that may not be indicative of the Company’s core operating results for its reportable segments. The CODM does not review assets and capital expenditures by segment.

Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of segment earnings to income before income taxes:

	Three Months Ended March 31, 2026
	Safety Services	Specialty Services	Total
Revenues from external customers	$1,415	$567	$1,982
Intersegment revenues	—	2	2
Net revenues	1,415	569	1,984

Reconciliation of revenue:
Elimination of intersegment revenues			(2)
Total consolidated revenues			$1,982

Less: (a)
Segment cost of revenues(b)	888	476
Segment operating expenses (c)	306	67
Plus:
Segment other income/expense	—	3
Depreciation	9	10
Segment earnings	$230	$39	$269

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			(34)
Interest expense, net			(30)
Depreciation			(21)
Amortization			(63)
Contingent consideration and compensation			—
Non-service pension cost			(5)
Systems and business enablement			(27)
Business process transformation expenses			—
Acquisition and divestiture related expenses			(19)
Restructuring program related costs			—
Other			1
Income before income taxes			$71
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

	Three Months Ended March 31, 2025
	Safety Services	Specialty Services	Total
Revenues from external customers	$1,267	$452	$1,719
Intersegment revenues	—	1	1
Net revenues	1,267	453	1,720

Reconciliation of revenue:
Elimination of intersegment revenues			(1)
Total consolidated revenues			$1,719

Less: (a)
Segment cost of revenues (b)	798	377
Segment operating expenses (c)	278	62
Plus:
Segment other income/expense	—	4
Depreciation	8	11
Segment earnings	$199	$29	$228

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			(35)
Interest expense, net			(38)
Depreciation			(20)
Amortization			(60)
Contingent consideration and compensation			(1)
Non-service pension cost			(4)
Systems and business enablement			(12)
Business process transformation expenses			(4)
Acquisition and divestiture related expenses			(3)
Restructuring program related costs			(3)
Other			(2)
Income before income taxes			$46
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

NOTE 18. SUBSEQUENT EVENTS
On April 17, 2026, the Company signed a definitive agreement to acquire Wtech Fire Group (“Wtech”), a comprehensive provider of fire protection, suppression, and detection solutions across Europe. Wtech will be acquired for approximately €324 in cash, subject to working capital and other standard adjustments. The transaction is expected to close in the second half of 2026, subject to customary closing conditions, including receipt of required regulatory approvals.
On April 22, 2026, the Company signed a definitive agreement to acquire Onyx-Fire Protection Services Inc. (“Onyx-Fire”), an inspection-first provider of fire and life safety services in Canada, from funds managed by Blackstone Tactical Opportunities. Onyx-Fire will be acquired for approximately C$725 in cash, subject to working capital and other standard adjustments. The transaction is expected to close in the second quarter of 2026, subject to customary closing conditions, including receipt of required regulatory approvals.

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
These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report and in our Annual Report on Form 10-K, filed on February 25, 2026, including those described under “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in such Form 10-K, and other filings we make with the SEC. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the following:
•we operate in both domestic and international markets, which subjects us to economic, political, and other risks;
•we may not implement our new enterprise resource planning systems successfully, on time, and on budget;
•as we increase our reliance on cloud-based applications and platforms to operate our businesses, any disruption or interference with these platforms could adversely affect our financial condition and results of operations;
•improperly managed projects or project delays may result in additional costs or claims against us;
•we are a decentralized company and place significant decision-making authority with our subsidiaries’ leadership, supported by certain integrated policies and processes;
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
•we carry a significant amount of goodwill, identifiable intangible assets, and fixed assets that are subject to impairment in the future under certain circumstances;
•any shortfalls in our operation and maintenance of effective controls over financial reporting creates certain risks;
•we may not accurately estimate the costs associated with services provided under fixed price contracts;
•a portion of our contracts allocate the risks of price increases in supplies and materials to us;
•our contracts portfolio contains many highly-regulated government contracts and guaranties of subsidiary contracts, which present elevated risks in the event of contract breach, as well as elevated risks in the event of changes in spending or budgetary priorities, or delays in contract awards;
•our backlog is subject to reduction or cancellation, and revenues may be realized in different periods than initially reflected in backlog;
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
•a large portion of our workforce is covered by collective bargaining agreements, works council arrangements and pension plans, which limits our discretion in the management of covered employees, carries a risk of strikes or other concerted activities that may impair our operations, subjects us to potential works council claims and litigation and imposes obligations to fund certain pension plans;
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
•our success ultimately depends on our ability to successfully compete in the highly competitive industries and markets we serve, which may be jeopardized by the loss of key senior leadership personnel or a shortage of highly skilled personnel;
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
•we may issue preferred stock in the future and the terms of the preferred stock may reduce the value of our common stock;
•as part of our incorporation and bylaws in Delaware, we are subject to certain provisions that limit stockholders' actions;
•our stock price may be volatile and, as a result, stockholders could lose a significant portion or all of their investment;
•we maintain confidential data and information which exposes us to risks associated with cybersecurity incidents and compliance with data privacy and security laws, identity protection and information security; and
•we face risks associated with deterioration in our performance of services, increases in healthcare costs, significant employee misconduct, adverse regulatory changes and changes in accounting principles, all of which may negatively impact our operations and financial results.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section should be read in conjunction with the interim unaudited condensed consolidated financial statements (the "Interim Statements") and related notes included in this quarterly report, and the Company's 2025 audited annual consolidated financial statements, the related notes thereto and under the heading "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other disclosures contained in our Annual Report on Form 10-K, including financial results for the year ended December 31, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed in these forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under the “Cautionary Note Regarding Forward Looking Statements” section of this quarterly report.
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
Unless the context otherwise requires, all references in this section to “APG,” the “Company,” “we,” “us,” and “our” refer to APi Group Corporation and its subsidiaries.
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
We operate our business under three primary operating segments, two of which aggregate into a single reportable segment, resulting in two reportable segments:
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
We focus on growing our recurring revenue streams and repeat business from a diverse set of long-standing customers across a variety of end markets, which we believe provides us with stable cash flows and a platform for organic growth. We believe inspection, service, and monitoring revenues are generally more predictable through contractual arrangements with typical terms ranging from days to five years, with the majority having short durations and are often recurring due to consistent renewal rates and long-standing customer relationships.
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
DESCRIPTION OF KEY LINE ITEMS
Net revenues
Net revenues are generated from the sale of various types of contracted services, fabrication, and distribution. We derive net revenues primarily from services under contractual arrangements with durations ranging from days to five years, with the majority having short durations, and which may provide the customer with pricing options that include a combination of fixed, unit, or time and material pricing. Net revenues for fixed price agreements are generally recognized over time using the cost-to-cost method of accounting which measures progress based on the cost incurred to total expected cost in satisfying our performance obligation.
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
Investment expense and other, net
Investment expense and other, net includes income and expense from foreign currency forward contracts, cross-currency swaps, joint ventures, non-service pension cost, and other miscellaneous items including loss (gains) on extinguishment of debt. Non-service pension cost reflects the sum of the components of pension expense not related to service expense, i.e., interest expense, expected return on assets, and amortization of prior service costs and actuarial gains and losses.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For information regarding our Critical Accounting Policies, see the “Critical Accounting Policies” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

RESULTS OF OPERATIONS
The following is a discussion of our financial condition and results of operations during the three months ended March 31, 2026 and the three months ended March 31, 2025.
Three months ended March 31, 2026 compared to the three months ended March 31, 2025

	Three Months Ended March 31,		Change
($ in millions)	2026	2025	$	%
Net revenues	$1,982	$1,719	$263	15.3%
Cost of revenues	1,362	1,177	185	15.7%
Gross profit	620	542	78	14.4%
Selling, general, and administrative expenses	517	458	59	12.9%
Operating income	103	84	19	22.6%
Interest expense, net	30	38	(8)	(21.1)%
Investment expense and other, net	2	—	2	NM
Other expense, net	32	38	(6)	(15.8)%
Income before income taxes	71	46	25	54.3%
Income tax provision	14	11	3	27.3%
Net income	$57	$35	$22
NM = Not meaningful
Net revenues
Net revenues for the three months ended March 31, 2026 were $1,982 million compared to $1,719 million for the same period in 2025, an increase of $263 million or 15.3%. The increase in net revenues was driven by solid growth in inspection, service, and monitoring revenues, growth in project revenues, acquisitions, pricing improvements, and impacts of foreign exchange translation.
Gross profit
The following table presents our gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2026	2025	$	%
Gross profit	$620	$542	$78	14.4%
Gross margin	31.3%	31.5%
Gross profit for the three months ended March 31, 2026 was $620 million compared to $542 million for the same period in 2025, an increase of $78 million or 14.4%. Gross margin for the three months ended March 31, 2026 was 31.3%, a decrease of 20 basis points compared to the prior year period. The decrease was primarily driven by business mix, partially offset by disciplined customer and project selection and pricing improvements.

Operating expenses
The following table presents operating expenses for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2026	2025	$	%
Selling, general, and administrative expenses	$517	$458	$59	12.9%
SG&A expenses as a % of net revenues	26.1%	26.6%

SG&A expenses (excluding amortization) (non-GAAP)	$454	$401	$53	13.2%
SG&A expenses (excluding amortization) as a % of net revenues (non-GAAP)	22.9%	23.3%
Selling, general, and administrative expenses
SG&A expenses for the three months ended March 31, 2026 were $517 million compared to $458 million for the same period in 2025, an increase of $59 million. SG&A expenses as a percentage of net revenues was 26.1% during the three months ended March 31, 2026 compared to 26.6% for the same period in 2025. The increase in SG&A expenses was primarily driven by non-recurring systems and business enablement expenses, SG&A expenses from acquisitions completed during the prior 12 months, and investments to support growth. Our SG&A expenses excluding amortization for the three months ended March 31, 2026 were $454 million, or 22.9% of net revenues, compared to $401 million, or 23.3% of net revenues, for the same period of 2025. The decrease in SG&A expenses excluding amortization as a percentage of net revenues is primarily due to strong revenue growth. See the discussion and reconciliation of our non-GAAP financial measures below.
Interest expense, net
Interest expense was $30 million and $38 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in interest expense was primarily due to a decrease in floating rates and benefits from certain derivative transactions.
Investment expense and other, net
Investment expense and other, net was $2 million for the three months ended March 31, 2026 compared to $0 million of expense for the same period of 2025. The change in investment expense and other, net was primarily due to a loss associated with the impact of foreign currency exchange rates and an increase in non-service pension cost in the current year compared to the prior year.
Income tax provision
The effective tax rate for the three months ended March 31, 2026 was 19.9% compared to 23.4% in the same period of 2025. The decrease in the effective tax rate between the periods was primarily due to the current year increase in windfall tax benefit for vested shares. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the three months ended March 31, 2026 and 2025 is due to the windfall tax benefit for vested shares partially offset by nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, and state taxes.

Net income and adjusted EBITDA
The following table presents net income and adjusted EBITDA for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,		Change
($ in millions)	2026	2025	$	%
Net income	$57	$35	$22	62.9%
Adjusted EBITDA (non-GAAP)	235	193	42	21.8%
Net income as a % of net revenues	2.9%	2.0%
Adjusted EBITDA as a % of net revenues	11.9%	11.2%
Net income for the three months ended March 31, 2026 was $57 million compared to $35 million for the same period in 2025, an increase of $22 million. The net income improvement is primarily attributable to strong revenue growth previously referenced, partially offset by the increase in SG&A expenses discussed above. Net income as a percentage of net revenues for the three months ended March 31, 2026 and 2025 was 2.9% and 2.0%, respectively. Adjusted EBITDA for the three months ended March 31, 2026 was $235 million compared to $193 million for the same period in 2025, an increase of $42 million. The growth in adjusted EBITDA was driven by the same factors discussed above.
Segment Results for the three months ended March 31, 2026 compared to the three months ended March 31, 2025

	Net Revenues
	Three Months Ended March 31,		Change
($ in millions)	2026	2025	$	%
Safety Services	$1,415	$1,267	$148	11.7%
Specialty Services	569	453	116	25.6%
Corporate and Eliminations	(2)	(1)	NM	NM
	$1,982	$1,719	$263	15.3%

	Segment Earnings
	Three Months Ended March 31,		Change
($ in millions)	2026	2025	$	%
Safety Services	$230	$199	$31	15.6%
Safety Services segment earnings as a % of net revenues	16.3%	15.7%
Specialty Services	$39	$29	$10	34.5%
Specialty Services segment earnings as a % of net revenues	6.9%	6.4%
Corporate and Eliminations	$(34)	$(35)	NM	NM
Adjusted EBITDA (non-GAAP)	$235	$193	$42	21.8%
NM = Not meaningful
The following discussion breaks down the net revenues and segment earnings by reportable segment for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Safety Services
Safety Services net revenues for the three months ended March 31, 2026 increased by $148 million or 11.7% compared to the same period in 2025. The increase was driven by solid growth in inspection, service, and monitoring revenues, growth in project revenues, acquisitions, pricing improvements, and impacts of foreign exchange translation.
Safety Services segment earnings as a percentage of net revenues for the three months ended March 31, 2026 and 2025 was approximately 16.3% and 15.7%, respectively. The increase was primarily driven by disciplined customer and project selection and pricing improvements, resulting in margin expansion in inspection, service, and monitoring revenues and project revenues, and favorable SG&A leverage.
Specialty Services
Specialty Services net revenues for the three months ended March 31, 2026 increased by $116 million or 25.6% compared to the same period in 2025. The increase was driven by growth in both project and service revenues.
Specialty Services segment earnings as a percentage of net revenues for the three months ended March 31, 2026 and 2025 was approximately 6.9% and 6.4%, respectively. The increase was primarily due to favorable fixed cost absorption, partially offset by mix.
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
The following table presents a reconciliation of SG&A expenses to SG&A expenses (excluding amortization) for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Reported SG&A expenses	$517	$458
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(63)	(57)
SG&A expenses (excluding amortization)	$454	$401
Adjusted EBITDA
Adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) is the measure of profitability used by management to manage the business. Adjustments include expenses that are non-recurring in nature and that may not be indicative of the Company’s core operating results, including contingent consideration and compensation, non-service pension cost, systems and business enablement expenses, business process transformation expenses, acquisition and divestiture related expenses, restructuring program related costs, and other miscellaneous items. We supplement the reporting of our consolidated financial information with adjusted EBITDA. We believe this non-GAAP measure provides meaningful information and helps investors understand our financial results and assess our prospects for future performance.
The following table presents a reconciliation of net income to adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Reported net income	$57	$35
Adjustments to reconcile net income to adjusted EBITDA:
Interest expense, net	30	38
Income tax provision	14	11
Depreciation	21	20
Amortization	63	60
Contingent consideration and compensation	—	1
Non-service pension cost	5	4
Systems and business enablement	27	12
Business process transformation expenses	—	4
Acquisition and divestiture related expenses	19	3
Restructuring program related costs	—	3
Other	(1)	2
Adjusted EBITDA	$235	$193
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
As of March 31, 2026, we had $1,390 million of total liquidity, comprised of $645 million in cash and cash equivalents and $745 million ($750 million less outstanding letters of credit of approximately $5 million, which reduce availability) of available borrowings under our Revolving Credit Facility.
During 2024, we completed the Sixth Amendment to our credit agreement, refinancing the 2021 Term Loan by increasing its principal amount by approximately $550 million, lowering the interest margin by 50 basis points, and removing the CSA. We also completed our Fifth Amendment to our credit agreement, upsizing our 2021 Term Loan by an aggregate principal amount equal to $300.
During 2025, we completed the Seventh Amendment to our credit agreement, repricing the 2021 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 25 basis points. We also completed the Eighth Amendment to our credit agreement, which increased the Revolving Credit Facility from $500 million to $750 million, extended the facility's maturity to five years from the date of the Eighth Amendment, reduced the applicable margin by 75 basis points, and eliminated the credit spread adjustment.
Our principal liquidity requirements have been, and we expect will continue to be, for working capital and general corporate purposes, including capital expenditures and debt service, identifying, executing, and integrating strategic acquisitions and business transformation transactions or initiatives, as well as any accrued consideration and compensation due to the sellers, including tax payments in connection therewith.
During 2025, our Board of Directors authorized a share repurchase program ("2025 SRP") to purchase up to $1 billion of shares of our common stock. The timing, amount and manner of any repurchases under the new repurchase program will be determined at the discretion of our leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for our common stock. The share repurchase program is open-

ended and does not require us to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by us at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and we may enter into Rule 10b5-1 trading plans in connection with such repurchases. This new authorization replaces our previous share repurchase authorization announced in 2024 ("2024 SRP"). In 2025, prior to the new authorization, we repurchased 3,095,573 shares of common stock for approximately $75 million under the 2024 SRP. During the three months ended March 31, 2026, we did not repurchase any shares of common stock. As of March 31, 2026, we had approximately $1 billion of authorized repurchases remaining under the 2025 SRP.
Cash Flows
The following table summarizes net cash flows with respect to our operating, investing, and financing activities for the periods indicated:

	Three Months Ended March 31,
($ in millions)	2026	2025
Net cash provided by operating activities	$85	$62
Net cash used in investing activities	(305)	(14)
Net cash used in by financing activities	(42)	(98)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(6)	10
Net decrease in cash, cash equivalents, and restricted cash	$(268)	$(40)
Cash, cash equivalents, and restricted cash, end of period	$645	$461
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $85 million for the three months ended March 31, 2026 compared to $62 million for the same period in 2025. The increase in cash provided by operating activities is primarily due to an increase in net income and improvements in working capital efficiencies associated with the various services we provided during the three months ended March 31, 2026 compared to the same period of the prior year. Cash flow from operations is primarily driven by changes in the quantity of services provided and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed.
Net Cash Used in Investing Activities
Net cash used in investing activities was $305 million for the three months ended March 31, 2026 compared to $14 million for the same period in 2025. This increase is primarily driven by increased acquisition consideration in the current year. We had cash used in acquisitions, net of cash acquired, of $289 million and $6 million in the three months ended March 31, 2026 and 2025, respectively.
Net Cash Used in Financing Activities
Net cash used in financing activities was $42 million for the three months ended March 31, 2026 compared to $98 million for the same period in 2025. The cash used in financing activities for the three months ended March 31, 2026 was driven by $37 million of restricted shares tendered for taxes and $4 million of payments of acquisition-related consideration, while in the three months ended March 31, 2025, cash used in financing activities was driven by $75 million of share repurchases and $19 million of restricted shares tendered for taxes.
Financing Activities
Credit Agreement
We have entered into a Credit Agreement by and among APi Group DE, Inc., our wholly-owned subsidiary, as borrower ("APi Group DE"), APG as a guarantor, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank N.A., as administrative agent and as collateral agent (the “Credit Agreement”) which provides for: (1) a term loan facility, pursuant to which we incurred the $2,157 million seven-year incremental term loan ("2021 Term Loan") (increased from $1,100 million in 2024 and 2025) used to fund a portion of the purchase price in the

Chubb acquisition and to fully repay the balance of a previously outstanding term loan, and (2) a $750 million Revolving Credit Facility (increased from $500 million in 2025) of which up to $250 million can be used for the issuance of letters of credit.
During 2025, we completed the Eighth Amendment to our credit agreement, which increased the Revolving Credit Facility from $500 million to $750 million, extended the facility's maturity to five years from the date of the Eighth Amendment, reduced the applicable margin by 75 basis points, and eliminated the credit spread adjustment. We also completed the Seventh Amendment to our credit agreement, repricing the 2021 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 25 basis points.
During 2024, we completed the Sixth Amendment to our credit agreement, refinancing the 2021 Term Loan by increasing its principal amount by approximately $550 million, lowering the interest margin by 50 basis points, and removing the CSA. We also completed our Fifth Amendment to our credit agreement, upsizing our 2021 Term Loan by an aggregate principal amount equal to $300.
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
The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed (i) 4.00 to 1.00 for each fiscal quarter ending in 2021, and (ii) 3.75 to 1.00 for each fiscal quarter ending thereafter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $40 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of March 31, 2026 was 1.3:1.0.
As of March 31, 2026, the 2021 Term Loan has $2,157 million remaining principal amount outstanding. We had no amounts outstanding under the Revolving Credit Facility, under which $745 million was available after giving effect to $5 million of outstanding letters of credit, which reduces availability.
Senior Notes
On June 22, 2021, APi Group DE completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay previously outstanding term loans and for general corporate purposes. As of March 31, 2026, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.
On October 21, 2021, a wholly-owned subsidiary of the Company completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb acquisition. As of March 31, 2026, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.

Debt Covenants
We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes and 4.750% Senior Notes and Credit Agreement as of March 31, 2026 and December 31, 2025.
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
•Tax Obligations – See Note 11 – "Income Taxes."
•Operating and Finance Leases – See Note 12 – "Leases" in the Annual Report on Form 10-K filed on February 25, 2026. We have not had material changes to our lease obligations during the three months ended March 31, 2026.
We make investments in our properties and equipment to enable continued expansion and effective performance of our business. Our capital expenditures are typically less than 1.5% of annual net revenues.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of March 31, 2026, our outstanding variable interest rate debt was primarily related to our $2,157 million 2021 Term Loan. To mitigate increases in variable interest rates, we have a $720 million interest rate swap, exchanging one-month SOFR for a rate of 3.59% per annum, maturing October 2026, and a $400 million interest rate swap exchanging one-month SOFR for a rate of 3.41% per annum, maturing January 2028. During 2024, we entered into a $720 million notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. The remaining floating rate portfolio bears interest based on one-month SOFR plus 175 basis points. As of March 31, 2026, excluding letters of credit outstanding of $5 million, we had no amounts of outstanding revolving loans under our Credit Agreement.
Foreign Currency Risk
We have operations in over 20 countries globally. Revenues generated from foreign operations represented approximately 35% of our consolidated net revenues for the three months ended March 31, 2026. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the three months ended March 31, 2026. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment expense and other, net, in the condensed consolidated statements of operations and were a loss of $1 million and $0 million for the three months ended March 31, 2026 and 2025, respectively. These net foreign currency transaction gains include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation (losses) gains totaled approximately $(16) million and $59 million for the three months ended March 31, 2026 and 2025, respectively.
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
Other Market Risk
We are also exposed to market risks impacting our customer base due to the potential related impact on accounts receivable or contract assets on uncompleted contracts. The amounts recorded may be at risk if our customers’ ability to pay these obligations is negatively impacted by economic conditions. We continually monitor the creditworthiness of our customers and maintain ongoing discussions with customers regarding contract status with respect to change orders and billing terms. Therefore, management believes it takes appropriate action to manage market and other risks, but there is no assurance management will be able to reasonably identify all risks with respect to the collectability of these assets. See also “Revenue Recognition from Contracts with Customers” under Critical Accounting Estimates within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2026 based on the guidelines established in Internal Control — Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based

on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors contained in Part I, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company did not have any purchases of equity securities during the three months ended March 31, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The Company did not have any defaults upon senior securities during the three months ended March 31, 2026.
ITEM 4. MINE SAFETY DISCLOSURES
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 trading arrangement
During the three months ended March 31, 2026, Ian Ashken and Sir Martin Franklin, directors of the Company, each adopted or terminated a "Rule 10b5-1 trading arrangement" as defined in Regulation S-K Item 408, as follows:
On March 18, 2026, Mr. Ashken adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company's common stock (a "Rule 10b5-1 Trading Plan") that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Ashken’s Rule 10b5-1 Trading Plan provides for the sale of up to 1,003,567 shares of our common stock pursuant to one or more limit orders until August 20, 2027, or earlier if all transactions under the trading arrangement are completed.
On February 20, 2026, Sir Martin Franklin terminated his pre-arranged stock trading plan, which was adopted on May 8, 2025. Mr. Franklin's Rule 10b5-1 Trading Plan provided for the sale of up to 2,700,000 shares of our common stock pursuant to one or more limit orders until March 13, 2026.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended March 31, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits

10.1*	Executive Officer Severance Policy (as amended and restated).

31.1*	Certification by Russell A. Becker, President and Chief Executive Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification by Glenn David Jackola, Executive Vice President and Chief Financial Officer, pursuant to Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification by Russell A. Becker, President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Glenn David Jackola, Executive Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

APi GROUP CORPORATION

April 30, 2026	/s/ Russell A. Becker
Russell A. Becker
President and Chief Executive Officer
(Duly Authorized Officer)

April 30, 2026	/s/ Glenn David Jackola
Glenn David Jackola
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 30, 2026	/s/ James T. Arseniadis
James T. Arseniadis
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)