Form 10-Q
period 2026-06-30
APi Group Corp
filed 2026-07-30
CIK 1796209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 432,160,297 shares of common stock as of July 23, 2026.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APi Group Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$851	$912
Accounts receivable, net of allowances of $9 and $14 at June 30, 2026 and December 31, 2025, respectively	1,706	1,563
Inventories	172	145
Contract assets	630	484
Prepaid expenses and other current assets	171	125
Total current assets	3,530	3,229

Property and equipment, net	429	397
Operating lease right-of-use assets	303	301
Goodwill	3,643	3,167
Intangible assets, net	1,736	1,584
Deferred tax assets	20	40
Pension and post-retirement assets	129	129
Other assets	157	89
Total assets	$9,947	$8,936

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$306	$5
Accounts payable	554	526
Contingent consideration and compensation liabilities	51	60
Accrued salaries and wages	372	444
Contract liabilities	815	694
Operating and finance leases	100	98
Other accrued liabilities	343	323
Total current liabilities	2,541	2,150

Long-term debt, less current portion	3,217	2,754
Pension and post-retirement obligations	48	50
Contingent consideration and compensation liabilities	12	8
Operating and finance leases	219	215
Deferred tax liabilities	248	205
Other noncurrent liabilities	146	146
Total liabilities	6,431	5,528

Commitments and contingencies (Note 14)

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 authorized shares at June 30, 2026 and December 31, 2025; 431,694,335 shares and 415,915,273 shares issued at June 30, 2026 and December 31, 2025, respectively (excluding 15,212,810 shares declared for stock dividend at December 31, 2025)	—	—
Additional paid-in capital	3,255	3,296
Retained earnings	673	517
Accumulated other comprehensive loss	(412)	(405)
Total shareholders’ equity	3,516	3,408
Total liabilities and shareholders’ equity	$9,947	$8,936

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$2,254	$1,990	$4,236	$3,709
Cost of revenues	1,551	1,375	2,913	2,552
Gross profit	703	615	1,323	1,157
Selling, general, and administrative expenses	528	472	1,045	930
Operating income	175	143	278	227
Interest expense, net	36	37	66	75
Investment expense (income) and other, net	1	(2)	3	(2)
Other expense, net	37	35	69	73
Income before income taxes	138	108	209	154
Income tax provision	39	31	53	42
Net income	99	77	156	112
Net income attributable to common shareholders:
Income allocable to Series A Preferred Stock	(10)	(8)	(16)	(12)
Net income attributable to common shareholders	$89	$69	$140	$100
Net income per common share:
Basic	$0.21	$0.17	$0.32	$0.24
Diluted	0.20	0.16	0.32	0.24
Weighted average shares outstanding:
Basic	433	415	432	416
Diluted	437	428	436	422
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$99	$77	$156	$112
Other comprehensive income:
Fair value change - derivatives, net of tax benefit (expense) of $1, $8, $(7), and $12, respectively	(3)	(26)	21	(38)
Pension plans, net of tax expense of $1, $0, $1, and $0, respectively	11	—	11	—
Foreign currency translation adjustment	(23)	128	(39)	187
Comprehensive income	$84	$179	$149	$261
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	4,000,000	$—	415,915,273	$—	$3,296	$517	$(405)	$3,408
Net income	—	—	—	—	—	57	—	57
Fair value change - derivatives	—	—	—	—	—	—	24	24
Foreign currency translation adjustment	—	—	—	—	—	—	(16)	(16)
Series A Preferred Stock dividend	—	—	15,212,810	—	—	—	—	—
Profit sharing plan contributions	—	—	683,093	—	30	—	—	30
Share-based compensation and other, net	—	—	1,416,813	—	(17)	—	—	(17)
Balance, March 31, 2026	4,000,000	$—	433,227,989	$—	$3,309	$574	$(397)	$3,486
Net income	—	—	—	—	—	99	—	99
Fair value change - derivatives	—	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	—	(23)	(23)
Pension plans	—	—	—	—	—	—	11	11
Share repurchases	—	—	(1,586,704)	—	(66)	—	—	(66)
Share-based compensation and other, net	—	—	53,050	—	12	—	—	12
Balance, June 30, 2026	4,000,000	$—	431,694,335	$—	$3,255	$673	$(412)	$3,516

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	4,000,000	$—	412,167,491	$—	$3,305	$215	$(567)	$2,953
Net income	—	—	—	—	—	35	—	35
Fair value change - derivatives	—	—	—	—	—	—	(12)	(12)
Foreign currency translation adjustment	—	—	—	—	—	—	59	59
Series A Preferred Stock dividend	—	—	3,815,493	—	—	—	—	—
Share repurchases	—	—	(3,095,573)	—	(75)	—	—	(75)
Profit sharing plan contributions	—	—	928,483	—	24	—	—	24
Share-based compensation and other, net	—	—	1,444,040	—	(2)	—	—	(2)
Balance, March 31, 2025	4,000,000	$—	415,259,934	$—	$3,252	$250	$(520)	$2,982
Net income	—	—	—	—	—	77	—	77
Fair value change - derivatives	—	—	—	—	—	—	(26)	(26)
Foreign currency translation adjustment	—	—	—	—	—	—	128	128
Share-based compensation and other, net	—	—	64,719	—	10	—	—	10
Balance, June 30, 2025	4,000,000	$—	415,324,653	$—	$3,262	$327	$(418)	$3,171

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$156	$112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42	42
Amortization	131	119
Restructuring charges, net of cash paid	(4)	(2)
Deferred taxes	(1)	(1)
Share-based compensation expense	23	21
Profit-sharing expense	15	14
Non-cash lease expense	61	56
Net periodic pension cost	12	11
Other, net	(2)	2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(89)	(12)
Contract assets	(133)	(77)
Inventories	(9)	(3)
Prepaid expenses and other current assets	(38)	(36)
Accounts payable	15	7
Accrued liabilities and income taxes payable	(26)	(56)
Contract liabilities	124	37
Other assets and liabilities	(109)	(89)
Net cash provided by operating activities	168	145
Cash flows from investing activities:
Acquisitions, net of cash acquired	(816)	(111)
Purchases of property and equipment	(49)	(39)
Proceeds from sales of property and equipment	4	10
Net cash used in investing activities	(861)	(140)
Cash flows from financing activities:
Net short-term debt	280	—
Proceeds from long-term borrowings	795	—
Payments on long-term borrowings	(303)	(4)
Payments of debt issuance costs	(16)	—
Repurchases of common stock	(66)	(75)
Payments of acquisition-related consideration	(13)	(2)
Restricted shares tendered for taxes	(38)	(20)
Net cash provided by (used in) financing activities	639	(101)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(8)	28
Net decrease in cash, cash equivalents, and restricted cash	(62)	(68)
Cash, cash equivalents, and restricted cash, beginning of period	913	501
Cash, cash equivalents, and restricted cash, end of period	$851	$433
Supplemental cash flow disclosures:
Cash paid for interest, net of interest income	$60	$70
Cash paid for income taxes, net of refunds	55	63
Accrued consideration issued in business combinations	10	9
Shares of common stock issued to profit sharing plan	30	24
See notes to condensed consolidated financial statements.

APi Group Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in millions, except shares and where noted otherwise)

NOTE 1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Nature of business
APi Group Corporation (the “Company” or “APG”) is a global, market-leading business services provider of fire and life safety, security, elevator and escalator, and specialty services with a substantial recurring revenue base and over 600 locations worldwide.
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
Investments
The Company holds investments in joint ventures, the majority of which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company exercises control over one joint venture that is consolidated into the Company's financial statements and the results for that joint venture for the three and six months ended June 30, 2026 and 2025 were immaterial. The Company’s share of earnings from the non-consolidated joint ventures was $3 and $5 during the three months ended June 30, 2026 and 2025, respectively, and $5 and $8 during the six months ended June 30, 2026 and 2025, respectively. The earnings are recorded within investment expense (income) and other, net in the condensed consolidated statements of operations. The investment balances were $7 and $6 as of June 30, 2026 and December 31, 2025, respectively, and are recorded within other assets in the condensed consolidated balance sheets.
Stock Split
During the second quarter of 2025, the Company executed a three-for-two stock split by issuing a stock dividend of one-half of one share of common stock for each share of common stock. The Company retained the current par value of $0.0001 per share for all common shares. All references to the number of shares outstanding, issued shares, and per share amounts of the Company’s common shares have been restated to reflect the effect of the stock split for all historical periods prior to the stock split presented in the Company’s accompanying condensed consolidated financial statements and footnotes thereto.
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
In December, 2025, the FASB issued ASU 2025-12, Codification Improvements which enhances the Codification to clarify accounting guidance, correct errors and make technical corrections. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2026. Early adoption is permitted for all entities. The Company is currently evaluating the potential impact of adopting this ASU on its consolidated financial statements and disclosures but does not expect the impact to be material.
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
2026 Acquisitions
On February 2, 2026, the Company completed the acquisition of CertaSite, LLC ("CertaSite"), an inspection-first provider of fire and life safety services. The results of the CertaSite business are reported within the Company's Safety Services segment from the date of acquisition. Consideration transferred of $271 for CertaSite included cash paid at closing of $268 and cash deposited in escrow of $3.
On June 8, 2026, the Company completed the acquisition of Onyx-Fire Protection Services, Inc. ("Onyx-Fire"), an inspection-first provider of fire and life safety services in Canada. The results of the Onyx-Fire business are reported within the Company's Safety Services segment from the date of acquisition. Consideration transferred of $522 for Onyx-Fire included cash paid at closing of $518 and cash deposited in escrow of $4.
During the six months ended June 30, 2026, the Company completed seven individually immaterial acquisitions for aggregate consideration transferred of $47, made up of cash paid at closing of $37 and accrued consideration of $10. The results of operations of these acquisitions are included in the Company's condensed consolidated statements of operations from the date of acquisition and were not material.

	CertaSite	Onyx-Fire	Other 2026 Acquisitions
Cash paid at closing	$268	$518	$37
Cash deposited into escrow	3	4	—
Accrued consideration	—	—	10
Total net consideration	$271	$522	$47

Cash and cash equivalents	$3	$13	$1
Accounts receivable	18	42	2
Inventories	6	13	—
Contract assets	3	14	—
Other current assets	1	9	—
Operating lease right-of-use assets	4	—	—
Property and equipment	7	17	—
Intangible assets	98	181	10
Goodwill	155	326	37
Accounts payable	(3)	(13)	(1)
Other accrued liabilities	(3)	(7)	—
Operating and finance lease liabilities	(7)	—	—
Other noncurrent liabilities	(11)	(73)	(2)
Net assets acquired	$271	$522	$47
The Company has not finalized its accounting for any of the acquisitions completed during 2026 and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $143. See Note 6 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.
2025 Acquisitions
During the year ended December 31, 2025, the Company completed 14 acquisitions for total net consideration transferred of $225, made up of cash paid at closing of $186, cash deposited into escrow of $17, and accrued consideration of $22. The results of operations of these acquisitions are included in the Company's consolidated statements of operations from their respective dates of acquisition and were not material.

2025 Acquisitions
Cash paid at closing	$186
Cash deposited into escrow	17
Accrued consideration	22
Total net consideration	$225

Cash and cash equivalents	$13
Accounts receivable	27
Contract assets	2
Other current assets	1
Property and equipment	3
Intangible assets	90
Goodwill	116
Accounts payable	(8)
Other accrued liabilities	(9)
Contract liabilities	(8)
Other noncurrent liabilities	(2)
Net assets acquired	$225
The Company has not finalized its accounting for seven of the acquisitions completed during 2025 and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $118.
For the three months ended June 30, 2026, net revenues and operating income from the Company's material acquisitions that closed over the previous twelve months were $36 and $1, respectively. For the six months ended June 30, 2026, net revenues and operating income from the Company's material acquisitions that closed over the previous twelve months were $51 and $1, respectively.
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
The total contingent compensation arrangement liability was $0 and $7 as of June 30, 2026 and December 31, 2025, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $15, inclusive of the $0 and $7, accrued as of June 30, 2026 and December 31, 2025, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.
The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 7 – "Fair Value of Financial Instruments."

The total liability for deferred payments was $45 and $39 as of June 30, 2026 and December 31, 2025, respectively, and is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented.
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
The following table summarizes the Company's restructuring liabilities for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Balance at beginning of period	$13	$15
Charges	—	4
Payments	(6)	(4)
Currency translation adjustment	—	1
Balance at end of period	$7	$16
NOTE 5. NET REVENUES
Contracts with customers
The Company derives net revenues primarily from contracts with a duration of less than one week to five years (with the majority of contracts having short durations), which are subject to multiple pricing options, including fixed price, unit price, time and material, or cost plus a markup. Net revenues are primarily recognized by the Company over time utilizing the cost-to-cost measure of progress. Net revenues recognized at a point in time primarily relate to distribution contracts and short-term time and material contracts. The Company also enters into fixed-price service contracts related to monitoring, maintenance, and inspection of safety systems.
The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing, and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the three and six months ended June 30, 2026 and 2025. Disaggregated net revenues information is as follows:

	Three Months Ended June 30, 2026
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,482	$—	$1,482
Infrastructure and Utility	—	299	299
Fabrication and Distribution	—	101	101
Specialty Contracting	—	373	373
Corporate and Eliminations	—	—	(1)
Net revenues	$1,482	$773	$2,254

	Three Months Ended June 30, 2025
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,362	$—	$1,362
Infrastructure and Utility	—	256	256
Fabrication and Distribution	—	99	99
Specialty Contracting	—	274	274
Corporate and Eliminations	—	—	(1)
Net revenues	$1,362	$629	$1,990

	Six Months Ended June 30, 2026
	Safety Services	Specialty Services	Consolidated
Life Safety	$2,897	$—	$2,897
Infrastructure and Utility	—	517	517
Fabrication and Distribution	—	183	183
Specialty Contracting	—	642	642
Corporate and Eliminations	—	—	(3)
Net revenues	$2,897	$1,342	$4,236

	Six Months Ended June 30, 2025
	Safety Services	Specialty Services	Consolidated
Life Safety	$2,629	$—	$2,629
Infrastructure and Utility	—	441	441
Fabrication and Distribution	—	169	169
Specialty Contracting	—	472	472
Corporate and Eliminations	—	—	(2)
Net revenues	$2,629	$1,082	$3,709

	Three Months Ended June 30, 2026
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$773	$773	$(1)	$1,545
France	177	—	—	177
Other	532	—	—	532
Net revenues	$1,482	$773	$(1)	$2,254

	Three Months Ended June 30, 2025
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$674	$629	$(1)	$1,302
France	172	—	—	172
Other	516	—	—	516
Net revenues	$1,362	$629	$(1)	$1,990

	Six Months Ended June 30, 2026
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,497	$1,342	$(3)	$2,836
France	357	—	—	357
Other	1,043	—	—	1,043
Net revenues	$2,897	$1,342	$(3)	$4,236

	Six Months Ended June 30, 2025
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$1,301	$1,082	$(2)	$2,381
France	333	—	—	333
Other	995	—	—	995
Net revenues	$2,629	$1,082	$(2)	$3,709
For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at June 30, 2026 was $4,066. The Company expects to recognize revenue on approximately 81% of the remaining performance obligations over the next twelve months.
Contract assets and liabilities
Contract assets and contract liabilities are classified as current in the condensed consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets, and contract liabilities from contracts with customers as of June 30, 2026 and December 31, 2025 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at June 30, 2026	$1,706	$630	$815
Balance at December 31, 2025	1,563	484	694
The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At June 30, 2026 and December 31, 2025, retentions receivable were $190 and $187, respectively, while the portions that may not be received within one year were $45 and $48, respectively.

NOTE 6. GOODWILL AND INTANGIBLES
Goodwill
The following table provides disclosure of goodwill by segment as of June 30, 2026 and December 31, 2025. The changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2026 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2025	$2,927	$240	$3,167
Acquisitions	518	—	518
Foreign currency translation and other, net (1)	(44)	2	(42)
Goodwill as of June 30, 2026	$3,401	$242	$3,643
(1)    Other includes immaterial measurement period adjustments recorded during the six months ended June 30, 2026 related to acquisitions for which the measurement period was open during the six months ended June 30, 2026 (see Note 3 – "Business Combinations").
Intangibles
The Company’s identifiable intangible assets are comprised of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.3	$169	$(168)	$1
Customer relationships	8.2	2,114	(963)	1,151
Trade names and trademarks	10.1	856	(272)	584
Total		$3,139	$(1,403)	$1,736

	December 31, 2025
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.8	$169	$(168)	$1
Customer relationships	8.7	1,897	(869)	1,028
Trade names and trademarks	10.6	801	(246)	555
Total		$2,867	$(1,283)	$1,584
Amortization expense recognized on identifiable intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$1	$4	$1	$7
Selling, general, and administrative expenses	67	55	130	112
Total intangible asset amortization expense	$68	$59	$131	$119
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
The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements at June 30, 2026
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments:
Cash flow hedges:
Interest rate swaps	$—	$16	$—	$16
Cross-currency contracts	—	5	—	5
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross-currency contracts	—	17	—	17
Net investment hedges – cross-currency contracts	—	26	—	26
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	—	4	—	4
Total	$—	$68	$—	$68

Financial liabilities:
Derivatives designated as hedge instruments:
Fair value hedges – cross-currency contracts	$—	$—	$—	$—
Net investment hedges – cross-currency contracts	—	—	—	—
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	—	(1)	—	(1)
Contingent consideration obligations	—	—	(17)	(17)
Total	$—	$(1)	$(17)	$(18)

	Fair Value Measurements at December 31, 2025
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments:
Cash flow hedges:
Interest rate swaps	$—	$1	$—	$1
Cross-currency contracts	—	3	—	3
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross-currency contracts	—	2	—	2
Net investment hedges – cross-currency contracts	—	10	—	10
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	—	1	—	1
Total	$—	$17	$—	$17

Financial liabilities:
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	$—	$(5)	$—	$(5)
Contingent consideration obligations	—	—	(16)	(16)
Total	$—	$(5)	$(16)	$(21)
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
The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs, as well as other information about the contingent consideration obligations:

Six Months Ended June 30, 2026
Balance as of December 31, 2025	$16
Issuances	3
Settlements	(2)
Balance as of June 30, 2026	$17
Number of open contingent consideration arrangements at the end of the period	11
Maximum potential payout at the end of the period	$18
At June 30, 2026, the remaining open contingent consideration arrangements are set to expire at various dates through 2028. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three and six months ended June 30, 2026.

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

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Term Loan	$2,152	$2,149	$2,157	$2,162
4.125% Senior Notes	337	324	337	327
4.750% Senior Notes	277	270	277	271
5.750% Senior Notes	500	493	—	—
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
The Company is exposed to credit risk in the event of nonperformance of counterparties for foreign currency forward exchange contracts, cross-currency swaps, and interest rate swap agreements. The Company monitors its exposure to credit risk by using credit approvals and credit limits and by selecting major global banks and financial institutions as counterparties. The Company does not enter into derivative transactions for trading purposes, and is not party to any derivatives that require collateral to be posted prior to settlement.
Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements do not call for collateral and no cash collateral had been received or pledged related to the underlying derivatives as of June 30, 2026.

The following table presents the fair value of derivative instruments:

	June 30, 2026			December 31, 2025
	Outstanding Gross Notional Amount	Other assets	Other noncurrent liabilities	Outstanding Gross Notional Amount	Other assets	Other noncurrent liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,840	$16	$—	$1,840	$1	$—
Cross-currency contracts	120	5	—	120	3	—
Foreign currency forward contracts	—	—	—	—	—	—
Fair value hedges:
Cross-currency contracts	689	17	—	689	2	—
Net investment hedges:
Cross-currency contracts	931	26	—	931	10	—
Total derivatives designated as hedging instruments	3,580	64	—	3,580	16	—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	325	4	(1)	312	1	(5)
Total derivatives	$3,905	$68	$(1)	$3,892	$17	$(5)
The following tables present the after tax effect of derivatives on the condensed consolidated statements of operations:

		Amount of expense (income) recognized in income
Derivatives	Location of expense (income) recognized in the condensed consolidated statements of operations	Three Months Ended June 30,
		2026	2025
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$(1)	$7
Cross-currency contracts	Investment expense (income) and other, net	(1)	9
Cross-currency contracts	Interest expense, net	(1)	2
Foreign currency forward contracts	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross-currency contracts	Investment expense (income) and other, net	(6)	44
Cross-currency contracts	Interest expense, net	—	(2)
Net investment hedging relationships:
Cross-currency contracts	Interest expense, net	(2)	3
Not designated as hedging instruments:
Foreign currency forward contracts	Investment expense (income) and other, net	—	—

		Amount of expense (income) recognized in income
Derivatives	Location of expense (income) recognized in the condensed consolidated statements of operations	Six Months Ended June 30,
		2026	2025
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$(1)	$5
Cross-currency contracts	Investment expense (income) and other, net	(3)	14
Cross-currency contracts	Interest expense, net	(1)	1
Foreign currency forward contracts	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross-currency contracts	Investment expense (income) and other, net	(16)	61
Cross-currency contracts	Interest expense, net	(1)	(1)
Net investment hedging relationships:
Cross-currency contracts	Interest expense, net	(6)	2
Not designated as hedging instruments:
Foreign currency forward contracts	Investment expense (income) and other, net	—	—
Currency Effects
The expense (income) from derivatives designed to offset foreign currency remeasurement gains and losses, recorded in investment expense (income) and other, net were offset by foreign currency transaction gains and losses resulting in a net loss (gain) of $0 and $(1) for the three months ended June 30, 2026 and 2025, respectively, and $1 and $(1) for the six months ended June 30, 2026 and 2025, respectively.

The following tables present the effect of cash flow and fair value hedge accounting on accumulated other comprehensive income (loss) ("AOCI"):

	Amount of gain (loss) recognized in other comprehensive income		Location of (gain) loss reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Three Months Ended June 30,			Three Months Ended June 30,
Derivatives	2026	2025		2026	2025
Cash flow hedging relationships:
Interest rate swaps	$6	$(7)	Interest expense, net	$—	$—
Cross-currency contracts	(2)	—	Investment expense (income) and other, net	1	(9)
Forward currency forward contracts	—	—	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross-currency contracts	(2)	1	Investment expense (income) and other, net	5	(47)
			Interest expense, net	—	—
Net investment hedging relationships:
Cross-currency contracts	(5)	(20)	Interest expense, net	(3)	1

	Amount of gain (loss) recognized in other comprehensive income		Location of (gain) loss reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Six Months Ended June 30,			Six Months Ended June 30,
Derivatives	2026	2025		2026	2025
Cash flow hedging relationships:
Interest rate swaps	$11	$(18)	Interest expense, net	$—	$—
Cross-currency contracts	(1)	2	Investment expense (income) and other, net	3	(14)
Forward currency forward contracts	—	—	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross-currency contracts	—	1	Investment expense (income) and other, net	16	(60)
			Interest expense, net	—	(2)
Net investment hedging relationships:
Cross-currency contracts	11	(23)	Interest expense, net	—	—
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
As of June 30, 2026, the Company had $1,840 notional amount outstanding in the 2026 Interest Rate Swap, the 2028 Interest Rate Swap, and the 2029 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (SOFR) payments for its SOFR based term loan of $2,152. As of June 30, 2026, the weighted average fixed rate of interest on these swaps was approximately 3.52%. Variations in the assets and liability balances related to the swaps are primarily driven by changes in the applicable forward yield curves related to SOFR.
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
Fair value hedges
The Company uses cross-currency swaps designated as fair value hedges to manage exposure from intercompany loans subject to foreign exchange risks. During 2024, an Australian dollars ("AUD") swap with a notional amount of $16 and a maturity date in June 2029 was added to the existing British pounds ("GBP"), Canadian dollars ("CAD"), and Euros ("EUR") swaps, which had a total notional amount of $721 and a maturity date in January 2027. During 2025, the Company partially terminated its CAD swap, resulting in the reclassification of $2 of losses from AOCI to interest expense, net in its consolidated statements of operations. Following the partial termination of the CAD swap, the remaining notional amount outstanding as of June 30, 2026 was $689. Subsequent to June 30, 2026, the Company rolled an existing foreign currency forward into an incremental CAD to USD cross-currency swap with a notional amount of $231 and a maturity date in January 2032.
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
Foreign currency contracts
The Company also utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on confirmed foreign currency transactions, including inventory purchases, intercompany charges, loans, and other payments. These forward contracts are undesignated for hedge accounting purposes. The changes in fair value of these contracts are recorded in investment expense (income) and other, net.
NOTE 9. PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net as of June 30, 2026 and December 31, 2025 are as follows:

	Estimated Useful Lives (In Years)	June 30, 2026	December 31, 2025
Land	N/A	$22	$20
Building	39	90	86
Machinery, equipment, and office equipment	1-20	453	429
Autos and trucks	4-10	152	138
Leasehold improvements	1-15	70	65
Total cost		787	738
Accumulated depreciation		(358)	(341)
Property and equipment, net		$429	$397
Depreciation expense related to property and equipment, including finance leases, was $21 and $22 during the three months ended June 30, 2026 and 2025, respectively, and $42 during the six months ended June 30, 2026 and 2025. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the condensed consolidated statements of operations.

NOTE 10. DEBT
Debt obligations consist of the following:

	Maturity Date	June 30, 2026	December 31, 2025
Term loan facility
2021 Term Loan	May 14, 2033	$2,152	$2,157
Revolving Credit Facility	May 14, 2031	280	—
Senior notes
4.125% Senior Notes	July 15, 2029	337	337
4.750% Senior Notes	October 15, 2029	277	277
5.750% Senior Notes	June 1, 2034	500	—
Other obligations		5	5
Total debt obligations		3,551	2,776
Less: unamortized deferred financing costs		(28)	(17)
Total debt, net of deferred financing costs		3,523	2,759
Less: short-term and current portion of long-term debt		(306)	(5)
Long-term debt, less current portion		$3,217	$2,754
Term loan facility
As of June 30, 2026, the Company had $2,152 of principal outstanding under the incremental term loan (the "2021 Term Loan") with a maturity date of May 14, 2033. During the six months ended June 30, 2026, the Company made payments of $5 on the term loan. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 0.75% or (2) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.75%.
The interest rate applicable to borrowings under the $1,000 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 0.25%, or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.25%.
As of June 30, 2026 and December 31, 2025, the Company had $280 and $0 outstanding under the Revolving Credit Facility, and $714 and $745 was available at June 30, 2026 and December 31, 2025, respectively, after giving effect to $6 and $5 of outstanding letters of credit, respectively.
During the second quarter of 2026, the Company completed its Ninth Amendment to its credit agreement, upsizing and extending the Revolving Credit Facility, and extending the 2021 Term Loan. The amendment increased the Revolving Credit Facility by $250, from $750 to $1,000, increased the letter of credit sublimit from $250 to $300, extended the maturity date of the Revolving Credit Facility to May 14, 2031, and extended the maturity date of the 2021 Term Loan to May 14, 2033.
During 2025, the Company completed its Eighth Amendment to its credit agreement, which increased the Revolving Credit Facility from $500 to $750, extended the facility's maturity to five years from the date of the Eighth Amendment, reduced the applicable margin by 75 basis points, and eliminated the credit spread adjustment ("CSA") applicable to the Revolving Credit Facility. The Company also completed its Seventh Amendment to its credit agreement, repricing the 2021 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 25 basis points.
During 2024, the Company completed its Sixth Amendment to its credit agreement, refinancing the 2021 Term Loan by increasing its principal amount by approximately $550, lowering the interest margin by 50 basis points, and removing the CSA. The Company also completed its Fifth Amendment to its credit agreement, upsizing its 2021 Term Loan by a principal amount equal to $300.
As of June 30, 2026 and December 31, 2025, the Company was in compliance with all applicable debt covenants.

Swap activity
As of June 30, 2026, the Company had the 2026 Interest Rate Swap with $720 of notional value, exchanging one-month SOFR for a fixed rate of 3.59% per annum and the 2028 Interest Rate Swap with aggregate $400 notional value, exchanging one-month SOFR for a rate of 3.41%. Accordingly, the Company's fixed interest rate per annum on the swapped $720 notional value of the term loans is 5.34% and the swapped $400 notional value of the term loans is 5.16% through the maturity of the swaps. The remaining $1,032 of the term loan balance will bear interest based on one-month SOFR plus 175 basis points, and the rate will fluctuate as SOFR fluctuates. During 2024, the Company entered into a $720 notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. Refer to Note 8 – "Derivatives" for additional information.
Senior notes
4.125% Senior Notes
During 2021, the Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The balance as of June 30, 2026 was $337.
4.750% Senior Notes
During 2021, the Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes") issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries. The balance as of June 30, 2026 was $277.
5.750% Senior Notes
During the second quarter of 2026, the Company completed a private offering of $500 aggregate principal amount of 5.750% Senior Notes due 2034 (the "5.750% Senior Notes") issued under an indenture dated May 14, 2026. The Company used the net proceeds from the offering for general corporate purposes, including funding previously announced acquisitions and related fees and expenses. The 5.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries. The balance as of June 30, 2026 was $500.
The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of June 30, 2026 and December 31, 2025, and for the 5.750% Senior Notes as of June 30, 2026.
Other obligations
As of June 30, 2026 and December 31, 2025, the Company had $5 in short-term loans outstanding for working capital purposes and the acquisition of equipment and vehicles.
NOTE 11. INCOME TAXES
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The Company’s effective tax rate was 28.0% and 28.7% for the three months ended June 30, 2026 and 2025, respectively, and 25.2% and 27.1% for the six months ended June 30, 2026, and 2025, respectively. The decrease in the effective tax rate between the periods was primarily due to the increase in windfall tax benefit for vested shares in the current year. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the three and six months ended June 30, 2026 and 2025 is due to the windfall tax benefit for vested shares partially offset by nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, and state taxes.
As of June 30, 2026, the Company’s deferred tax assets included a valuation allowance of $105 primarily related to certain net operating loss, capital loss, and tax credit carryforwards of the Company’s foreign subsidiaries. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversal of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.

As of June 30, 2026, the Company had gross federal, state, and foreign net operating loss carryforwards of approximately $1, $20, and $67, respectively, foreign capital loss carryforwards of $217, and foreign credit carryforwards of $39. The federal net operating losses can be carried forward indefinitely. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2029. The foreign attributes generally have carryforward periods of twenty years, which begin to expire in 2026, or can be carried forward indefinitely, subject to utilization rules.
The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities in the condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax provision in the condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the total gross unrecognized tax benefits were $9. The Company accrued gross interest and penalties as of June 30, 2026 and December 31, 2025 of $4. During the three and six months ended June 30, 2026 and 2025, the Company recognized net interest expense of less than $1 for all periods.
If all of the Company’s unrecognized tax benefits as of June 30, 2026 were recognized, $12 would impact the Company’s effective tax rate.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. As of June 30, 2026, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2015. There are various other audits in state and foreign jurisdictions.
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
The components of the net periodic pension cost for the defined benefit pension plans are as follows:

	Three Months Ended June 30,
	2026	2025
Service cost	$1	$1
Interest cost	16	16
Expected return on plan assets	(16)	(17)
Amortization of actuarial losses	5	6
Net periodic pension cost	$6	$6

	Six Months Ended June 30,
	2026	2025
Service cost	$2	$2
Interest cost	32	32
Expected return on plan assets	(33)	(34)
Amortization of actuarial losses	11	11
Net periodic pension cost	$12	$11
Multiemployer pension plans
Certain subsidiaries of the Company contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within cost of revenues on the condensed consolidated statements of operations. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time and the plans in which they participate vary depending upon the location, the number of ongoing projects, and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $29 and $26 during the three months ended June 30, 2026 and 2025, respectively, and $54 and $47 during the six months ended June 30, 2026 and 2025, respectively.
Profit sharing plans
The Company has a trustee-administered profit-sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors, which may be settled in shares of the Company's common stock or in cash. In connection with these plans, the Company recognized $4 and $5 in expense for shares distributed to eligible employees during the three months ended June 30, 2026 and 2025, respectively, and $15 and $14 in expense during the six months ended June 30, 2026 and 2025, respectively.
Employee stock purchase plan
Most of the Company’s employees in the U.S. and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. The Company recognized $3 and $2 of expense during the three months ended June 30, 2026 and 2025, respectively, and $5 and $4 of expense during the six months ended June 30, 2026 and 2025, respectively.
NOTE 13. RELATED-PARTY TRANSACTIONS
The Company incurred advisory fees of $1 during both the three months ended June 30, 2026 and 2025, and $2 during both the six months ended June 30, 2026 and 2025, in each case payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors. In addition, dividends for Series A Preferred Stock declared as of December 31, 2025 and December 31, 2024 were settled in 15,212,810 shares and 3,815,493 shares, respectively, issued during January 2026 and January 2025, respectively. The shares were issued to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company's Board of Directors.
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
The outstanding liability for these obligations of $12 and $13 was included in other noncurrent liabilities as of June 30, 2026 and December 31, 2025, respectively.

NOTE 15. SHAREHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
Shareholders' equity
Series A Preferred Stock
The Company had 4,000,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2026 ("Series A Preferred Stock"). As a result of the three-for-two stock split completed in the second quarter of 2025, the Series A Preferred Stock will be convertible into 6,000,000 shares of common stock upon conversion on the last day of 2026, pursuant to the Company’s Certificate of Incorporation.
Stock Repurchases
During the second quarter of 2025, the Company's Board of Directors authorized a share repurchase program ("2025 SRP") to purchase up to $1,000 in shares of the Company's common stock. The timing, amount, and manner of any repurchases under the new repurchase program will be determined at the discretion of the Company's leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for the common stock. The share repurchase program is open-ended and does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by the Company at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and the Company may enter into Rule 10b5-1 trading plans in connection with such repurchases. This new authorization replaces the Company's previous share repurchase authorization announced in 2024 ("2024 SRP"). Prior to the new authorization, the Company repurchased 3,095,573 shares of common stock for approximately $75 under the 2024 SRP. During the six months ended June 30, 2026, the Company repurchased 1,586,704 shares of common stock for approximately $66 under the 2025 SRP. As of June 30, 2026, the Company had $934 of authorized repurchases remaining under the 2025 SRP.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per common share:
Net income	$99	$77	$156	$112
Income allocable to Series A Preferred Stock	(10)	(8)	(16)	(12)
Net income attributable to common shareholders	$89	$69	$140	$100

Weighted average shares outstanding - basic	432,738,694	415,269,213	432,114,533	415,560,022
Income per common share - basic	$0.21	$0.17	$0.32	$0.24

Diluted earnings per common share:
Net income	$99	$77	$156	$112
Income allocable to Series A Preferred Stock	(10)	(8)	(16)	(12)
Net income attributable to common shareholders - diluted	$89	$69	$140	$100

Weighted average shares outstanding - basic	432,738,694	415,269,213	432,114,533	415,560,022
Dilutive securities: (1)
Restricted stock units	998,511	1,163,959	1,350,118	1,103,563
Shares issuable pursuant to the Series A Preferred Stock dividend (2)	3,159,305	11,216,378	2,523,836	5,608,189
Weighted average shares outstanding - diluted	436,896,510	427,649,550	435,988,487	422,271,774
Income per common share - diluted	$0.20	$0.16	$0.32	$0.24
(1)For all periods presented, 4,000,000 shares of Series A Preferred Stock were excluded from the calculation of diluted shares as their inclusion would be anti-dilutive. These shares are convertible to 6,000,000 common shares, as a result of the June 30, 2025 stock split. For additional information regarding the stock split, see Note 15 – "Shareholders' Equity and Redeemable Convertible Preferred Stock."
(2)For the three and six months ended June 30, 2026 and 2025, dilutive securities include common share equivalents which represent the annual dividend, payable in the form of common shares or cash at the Company's sole option, that Series A Preferred Shares would be entitled to receive assuming that the volume weighted average price of the Company’s common shares for the last ten trading days of the period would be the same average price during the last ten trading days of the calendar year. The holders of the Series A Preferred Stock are entitled to receive an annual dividend based on the increase in the market price of the Company’s common stock (the "Annual Dividend Amount"). The Annual Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 211,791,957 shares. During 2026, the Annual Dividend amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $38.8096. During 2025, the Annual Dividend amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $24.8713.
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

The Safety Services segment focuses on fire and life safety solutions, electronic security systems, and elevators and escalators, including the design, installation, inspection, service, and monitoring of these systems. The work performed within this segment spans across a diverse mix of end markets with a focus on high tech services, advanced manufacturing, healthcare, fulfillment and distribution centers, and critical infrastructure.
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
The CODM establishes budgets for the segments, including growth of segment earnings. The CODM considers segment earnings budget-to-actual variances when making decisions about allocating capital to the segments. Segment earnings is also used in the compensation of certain employees and to assess the performance of each segment by regularly comparing the results of each segment with forecasted amounts. The CODM uses segment earnings to evaluate the Company's performance, both internally and as compared with its peers, because it excludes certain items that may not be indicative of the Company’s core operating results for its reportable segments. The CODM does not review assets and capital expenditures by segment.

Summarized financial information for the Company’s reportable segments are presented and reconciled to consolidated financial information in the following tables, including a reconciliation of segment earnings to income before income taxes:

	Three Months Ended June 30, 2026
	Safety Services	Specialty Services	Total
Revenues from external customers	$1,481	$773	$2,254
Intersegment revenues	1	—	1
Net revenues	1,482	773	2,255

Reconciliation of revenue:
Elimination of intersegment revenues			(1)
Total consolidated revenues			$2,254

Less: (a)
Segment cost of revenues(b)	927	624
Segment operating expenses (c)	314	71
Plus:
Segment other income/expense	2	4
Depreciation	9	10
Segment earnings	$252	$92	$344

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			(33)
Interest expense, net			(36)
Depreciation			(21)
Amortization			(68)
Contingent consideration and compensation			1
Non-service pension cost			(5)
Systems and business enablement			(25)
Business process transformation expenses			—
Acquisition and divestiture related expenses			(9)
Restructuring program related costs			—
Other			(10)
Income before income taxes			$138
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

	Three Months Ended June 30, 2025
	Safety Services	Specialty Services	Total
Revenues from external customers	$1,361	$629	$1,990
Intersegment revenues	1	—	1
Net revenues	1,362	629	1,991

Reconciliation of revenue:
Elimination of intersegment revenues			(1)
Total consolidated revenues			$1,990

Less: (a)
Segment cost of revenues (b)	856	516
Segment operating expenses (c)	285	58
Plus:
Segment other income/expense	1	5
Depreciation	10	11
Segment earnings	$232	$71	$303

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			(31)
Interest expense, net			(37)
Depreciation			(22)
Amortization			(59)
Contingent consideration and compensation			—
Non-service pension cost			(5)
Systems and business enablement			(18)
Business process transformation expenses			—
Acquisition and divestiture related expenses			(11)
Restructuring program related costs			(11)
Other			(1)
Income before income taxes			$108
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

	Six Months Ended June 30, 2026
	Safety Services	Specialty Services	Total
Revenues from external customers	$2,896	$1,340	$4,236
Intersegment revenues	1	2	3
Net revenues	2,897	1,342	4,239

Reconciliation of revenue:
Elimination of intersegment revenues			(3)
Total consolidated revenues			$4,236

Less: (a)
Segment cost of revenues(b)	1,815	1,100
Segment operating expenses (c)	620	138
Plus:
Segment other income/expense	2	7
Depreciation	18	20
Segment earnings	$482	$131	$613

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			(67)
Interest expense, net			(66)
Depreciation			(42)
Amortization			(131)
Contingent consideration and compensation			1
Non-service pension cost			(10)
Systems and business enablement			(52)
Business process transformation expenses			—
Acquisition and divestiture related expenses			(28)
Restructuring program related costs			—
Other			(9)
Income before income taxes			$209
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

	Six Months Ended June 30, 2025
	Safety Services	Specialty Services	Total
Revenues from external customers	$2,628	$1,081	$3,709
Intersegment revenues	1	1	2
Net revenues	2,629	1,082	3,711

Reconciliation of revenue:
Elimination of intersegment revenues			(2)
Total consolidated revenues			$3,709

Less: (a)
Segment cost of revenues (b)	1,654	893
Segment operating expenses (c)	563	120
Plus:
Segment other income/expense	1	9
Depreciation	18	22
Segment earnings	$431	$100	$531

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			(66)
Interest expense, net			(75)
Depreciation			(42)
Amortization			(119)
Contingent consideration and compensation			(1)
Non-service pension cost			(9)
Systems and business enablement			(30)
Business process transformation expenses			(4)
Acquisition and divestiture related expenses			(14)
Restructuring program related costs			(14)
Other			(3)
Income before income taxes			$154
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

NOTE 18. SUBSEQUENT EVENTS
On July 1, 2026, the Company completed the acquisition of WTech Fire Group ("WTech"), a leading provider of fire sprinkler, suppression, and detection solutions across Europe. The total consideration transferred by the Company consists of approximately $394 in cash paid at closing. In conjunction with the acquisition, the Company entered into a USD to GBP cross-currency swap for a notional amount of $400 with a maturity date in June 2027 to manage foreign exchange risks associated with a new intercompany loan.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These forward-looking statements are based on beliefs and assumptions as of the date such statements are made and are subject to risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including "expect, "anticipate," "project," "will," "should," "believe," "intend," "plan," "estimate," "potential," "target," "would," and variations of similar words and similar expressions, although not all forward-looking statements contain these identifying terms.
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
•our expectations regarding future pension contributions; and
•our beliefs regarding the sufficiency of our current sources of liquidity to fund our future liquidity requirements, our expectations regarding the types of future liquidity requirements, and our expectations regarding the availability of future sources of liquidity.
These forward-looking statements are subject to a number of known and unknown risks, uncertainties, and assumptions, including those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report and in our Annual Report on Form 10-K, filed on February 25, 2026, including those described under “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” in such Form 10-K, and other filings we make with the SEC. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Important factors that may materially affect the forward-looking statements include the following:
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
Overview
We are a global, market-leading business services company providing statutorily mandated and contracted services across our Safety Services and Specialty Services segments, including fire and life safety, electronic security, elevator and escalator, and infrastructure services. With more than 600 locations in over 20 countries, we are built on a century of expertise, a people-first culture, and our purpose of Building Great Leaders.
We operate our business under three primary operating segments, two of which aggregate into a single reportable segment, resulting in two reportable segments:
•Safety Services – A leading provider of safety services in North America, Europe, and Asia-Pacific, focusing on fire and life safety solutions, electronic security systems, and elevators and escalators, including design, installation, inspection, service, and monitoring of these systems. The work performed within this segment spans across a diverse mix of end markets with a focus on high tech services, advanced manufacturing, healthcare, fulfillment and distribution centers, and critical infrastructure.
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
Investment expense (income) and other, net
Investment expense (income) and other, net includes income and expense from foreign currency forward contracts, cross-currency swaps, joint ventures, non-service pension cost, and other miscellaneous items including gains or losses on extinguishment of debt. Non-service pension cost reflects the sum of the components of pension expense not related to service expense, i.e., interest expense, expected return on assets, and amortization of prior service costs and actuarial gains and losses.
CRITICAL ACCOUNTING ESTIMATES
For information regarding our critical accounting estimates, see the “Critical Accounting Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to our critical accounting estimates during the six months ended June 30, 2026.

RESULTS OF OPERATIONS
The following is a discussion of our financial condition and results of operations during the three and six months ended June 30, 2026 and 2025.
Three months ended June 30, 2026 compared to the three months ended June 30, 2025

	Three Months Ended June 30,		Change
($ in millions)	2026	2025	$	%
Net revenues	$2,254	$1,990	$264	13.3%
Cost of revenues	1,551	1,375	176	12.8%
Gross profit	703	615	88	14.3%
Selling, general, and administrative expenses	528	472	56	11.9%
Operating income	175	143	32	22.4%
Interest expense, net	36	37	(1)	(2.7)%
Investment expense (income) and other, net	1	(2)	3	(150.0)%
Other expense, net	37	35	2	5.7%
Income before income taxes	138	108	30	27.8%
Income tax provision	39	31	8	25.8%
Net income	$99	$77	$22
Net revenues
Net revenues for the three months ended June 30, 2026 were $2,254 million compared to $1,990 million for the same period in 2025, an increase of $264 million or 13.3%. The increase in net revenues was driven by solid growth in inspection, service, and monitoring revenues, robust growth in project revenues, revenues from acquisitions completed in the prior 12 months, and pricing improvements.
Gross profit
The following table presents gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the three months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2026	2025	$	%
Gross profit	$703	$615	$88	14.3%
Gross margin	31.2%	30.9%
Gross profit for the three months ended June 30, 2026 was $703 million compared to $615 million for the same period in 2025, an increase of $88 million or 14.3%. Gross margin for the three months ended June 30, 2026 was 31.2%, an increase of 30 basis points compared to the prior year period. Margins increased in both project and service revenues, driven by disciplined customer and project selection and pricing improvements, offset by project and business mix.

Operating expenses
The following table presents operating expenses for the three months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2026	2025	$	%
Selling, general, and administrative expenses	$528	$472	$56	11.9%
SG&A expenses as a % of net revenues	23.4%	23.7%

SG&A expenses (excluding amortization) (non-GAAP)	$461	$417	$44	10.6%
SG&A expenses (excluding amortization) as a % of net revenues (non-GAAP)	20.5%	21.0%
Selling, general, and administrative expenses
SG&A expenses for the three months ended June 30, 2026 were $528 million compared to $472 million for the same period in 2025, an increase of $56 million. SG&A expenses as a percentage of net revenues was 23.4% during the three months ended June 30, 2026 compared to 23.7% for the same period in 2025. The increase in SG&A expenses was primarily driven by expenses from acquisitions completed during the prior 12 months, amortization of intangible assets, non-recurring systems and business enablement expenses, and investments to support growth. SG&A expenses excluding amortization for the three months ended June 30, 2026 were $461 million, or 20.5% of net revenues, compared to $417 million, or 21.0% of net revenues, for the same period of 2025. The decrease in SG&A expenses excluding amortization as a percentage of net revenues is primarily due to revenue growth outpacing growth in expenses. See the discussion and reconciliation of our non-GAAP financial measures below.
Interest expense, net
Interest expense, net was $36 million and $37 million for the three months ended June 30, 2026 and 2025, respectively. The decrease in interest expense, net was primarily driven by a decrease in floating rates and benefits from certain derivative transactions, offset by an increased volume of outstanding debt.
Investment expense (income) and other, net
Investment expense (income) and other, net was $1 million for the three months ended June 30, 2026 compared to $2 million of income for the same period of 2025. The change in investment expense (income) and other, net was primarily due to a loss on the extinguishment of debt in the current year with no similar activity in the prior year.
Income tax provision
The effective tax rate for the three months ended June 30, 2026 was 28.0% compared to 28.7% in the same period of 2025. The decrease in the effective tax rate between the periods was primarily due to the increase in windfall tax benefit for vested shares in the current year. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the three months ended June 30, 2026 and 2025 is due to the windfall tax benefit for vested shares partially offset by nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, and state taxes.
Net income and adjusted EBITDA
The following table presents net income and adjusted EBITDA for the three months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Change
($ in millions)	2026	2025	$	%
Net income	$99	$77	$22	28.6%
Adjusted EBITDA (non-GAAP)	311	272	39	14.3%
Net income as a % of net revenues	4.4%	3.9%
Adjusted EBITDA as a % of net revenues	13.8%	13.7%

Net income for the three months ended June 30, 2026 was $99 million compared to $77 million for the same period in 2025, an increase of $22 million. The net income improvement is primarily attributable to strong revenue growth, partially offset by the increase in SG&A expenses discussed above. Net income as a percentage of net revenues for the three months ended June 30, 2026 and 2025 was 4.4% and 3.9%, respectively. Adjusted EBITDA for the three months ended June 30, 2026 was $311 million compared to $272 million for the same period in 2025, an increase of $39 million. The growth in adjusted EBITDA was driven by the same factors discussed above.
Segment Results for the three months ended June 30, 2026 compared to the three months ended June 30, 2025

	Net Revenues
	Three Months Ended June 30,		Change
($ in millions)	2026	2025	$	%
Safety Services	$1,482	$1,362	$120	8.8%
Specialty Services	773	629	144	22.9%
Corporate and Eliminations	(1)	(1)	NM	NM
	$2,254	$1,990	$264	13.3%

	Segment Earnings
	Three Months Ended June 30,		Change
($ in millions)	2026	2025	$	%
Safety Services	$252	$232	$20	8.6%
Safety Services segment earnings as a % of net revenues	17.0%	17.0%
Specialty Services	$92	$71	$21	29.6%
Specialty Services segment earnings as a % of net revenues	11.9%	11.3%
Corporate and Eliminations	$(33)	$(31)	NM	NM
Adjusted EBITDA (non-GAAP)	$311	$272	$39	14.3%
NM = Not meaningful
The following discussion breaks down the net revenues and segment earnings by reportable segment for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Safety Services
Safety Services net revenues for the three months ended June 30, 2026 increased by $120 million or 8.8% compared to the same period in 2025. The increase was driven by solid growth in inspection, service, and monitoring revenues, growth in project revenues, acquisitions, pricing improvements, and impacts of foreign exchange translation.
Safety Services segment earnings as a percentage of net revenues for the three months ended June 30, 2026 was approximately 17.0%, unchanged compared to prior year, driven by disciplined customer and project selection and pricing improvements, resulting in margin expansion in inspection, service, and monitoring revenues and project revenues, partially offset by mix and increased SG&A expenses.
Specialty Services
Specialty Services net revenues for the three months ended June 30, 2026 increased by $144 million or 22.9% compared to the same period in 2025. The increase was driven by robust growth in both project and service revenues.
Specialty Services segment earnings as a percentage of net revenues for the three months ended June 30, 2026 and 2025 was approximately 11.9% and 11.3%, respectively. The increase was primarily driven by disciplined customer and project selection and pricing improvements, resulting in margin expansion in service and project revenues, partially offset by SG&A expenses, including variable compensation expense.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

	Six Months Ended June 30,		Change
($ in millions)	2026	2025	$	%
Net revenues	$4,236	$3,709	$527	14.2%
Cost of revenues	2,913	2,552	361	14.1%
Gross profit	1,323	1,157	166	14.3%
Selling, general, and administrative expenses	1,045	930	115	12.4%
Operating income	278	227	51	22.5%
Interest expense, net	66	75	(9)	(12.0)%
Investment expense (income) and other, net	3	(2)	(5)	(250.0)%
Other expense, net	69	73	(4)	(5.5)%
Income before income taxes	209	154	55	35.7%
Income tax provision	53	42	11	26.2%
Net income	$156	$112	$44
Net revenues
Net revenues for the six months ended June 30, 2026 were $4,236 million compared to $3,709 million for the same period in 2025, an increase of $527 million or 14.2%. The increase in net revenues was driven by solid growth in inspection, service, and monitoring revenues, robust growth in project revenues, acquisitions, and pricing improvements.
Gross profit
The following table presents gross profit (net revenues less cost of revenues) and gross margin (gross profit as a percentage of net revenues) for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2026	2025	$	%
Gross profit	$1,323	$1,157	$166	14.3%
Gross margin	31.2%	31.2%
Gross profit for the six months ended June 30, 2026 was $1,323 million compared to $1,157 million for the same period in 2025, an increase of $166 million or 14.3%. Gross margin for the six months ended June 30, 2026 was 31.2%, unchanged compared to the prior year period. Margins increased in both project and service revenues, driven by disciplined customer and project selection and pricing improvements, offset by project and business mix.
Operating expenses
The following table presents operating expenses for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2026	2025	$	%
Selling, general, and administrative expenses	$1,045	$930	$115	12.4%
SG&A expense as a % of net revenues	24.7%	25.1%

SG&A expenses (excluding amortization) (non-GAAP)	$915	$818	$97	11.9%
SG&A expenses (excluding amortization) as a % of net revenues (non-GAAP)	21.6%	22.1%
Selling, general, and administrative expenses
SG&A expenses for the six months ended June 30, 2026 were $1,045 million compared to $930 million for the same period in 2025, an increase of $115 million. SG&A expenses as a percentage of net revenues was 24.7% during the six months ended June 30, 2026 compared to 25.1% for the same period in 2025. The increase in SG&A expenses was primarily driven by expenses from acquisitions completed during the prior 12 months, non-recurring systems and business enablement expenses, amortization of intangible assets, investments to support growth, and foreign currency translation. SG&A expenses excluding amortization for the six months ended June 30, 2026 were $915 million, or 21.6% of net revenues, compared to $818 million, or 22.1% of net revenues, for the same period of 2025. The decrease in SG&A expenses excluding amortization as a percentage of net revenues is primarily due to revenue growth outpacing growth in expenses. See the discussion and reconciliation of our non-GAAP financial measures below.
Interest expense, net
Interest expense, net was $66 million and $75 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in interest expense, net was primarily driven by a decrease in floating rates and benefits from certain derivative transactions, offset by an increased volume of outstanding debt.
Investment expense (income) and other, net
Investment expense (income) and other, net was $3 million for the six months ended June 30, 2026 compared to $2 million of income for the same period of 2025. The change in investment expense (income) and other, net was primarily due to a loss on the extinguishment of debt in the current year with no similar activity in the prior year and a loss associated with the impact of foreign currency exchange rates compared to the prior year.
Income tax provision
The effective tax rate for the six months ended June 30, 2026 was 25.2% compared to 27.1% in the same period of 2025. The difference in the effective tax rate was driven by discrete and nondeductible permanent items. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% is due to the windfall tax benefit for vested shares partially offset by nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, and state taxes.
Net income and adjusted EBITDA
The following table presents net income and adjusted EBITDA for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30,		Change
($ in millions)	2026	2025	$	%
Net income	$156	$112	$44	39.3%
Adjusted EBITDA (non-GAAP)	546	465	81	17.4%
Net income as a % of net revenues	3.7%	3.0%
Adjusted EBITDA as a % of net revenues	12.9%	12.5%
Net income for the six months ended June 30, 2026 was $156 million compared to $112 million for the same period in 2025, an increase of $44 million. The increase is attributable to strong revenue growth, partially offset by the increase in SG&A expenses discussed above. Net income as a percentage of net revenues for the six months ended June 30, 2026 and 2025 was 3.7% and 3.0%, respectively. Adjusted EBITDA for the six months ended June 30, 2026 was $546 million compared to $465 million for the same period in 2025, an increase of $81 million. The growth in adjusted EBITDA was driven by the same factors discussed above.
Segment Results for the six months ended June 30, 2026 compared to the six months ended June 30, 2025

	Net Revenues
	Six Months Ended June 30,		Change
($ in millions)	2026	2025	$	%
Safety Services	$2,897	$2,629	$268	10.2%
Specialty Services	1,342	1,082	260	24.0%
Corporate and Eliminations	(3)	(2)	NM	NM
	$4,236	$3,709	$527	14.2%

	Segment Earnings
	Six Months Ended June 30,		Change
($ in millions)	2026	2025	$	%
Safety Services	$482	$431	$51	11.8%
Safety Services segment earnings as a % of net revenues	16.6%	16.4%
Specialty Services	$131	$100	$31	31.0%
Specialty Services segment earnings as a % of net revenues	9.8%	9.2%
Corporate and Eliminations	$(67)	$(66)	NM	NM
Adjusted EBITDA (non-GAAP)	$546	$465	$81	17.4%
NM = Not meaningful
The following discussion breaks down the net revenues and segment earnings by reportable segment for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Safety Services
Safety Services net revenues for the six months ended June 30, 2026 increased by $268 million or 10.2% compared to the same period in 2025. The increase was driven by solid growth in inspection, service, and monitoring revenues, growth in project revenues, acquisitions, pricing improvements, and impacts of foreign exchange translation.
Safety Services segment earnings as a percentage of net revenues for the six months ended June 30, 2026 and 2025 was approximately 16.6% and 16.4%, respectively. The increase was primarily driven by disciplined customer and project selection and pricing improvements, resulting in margin expansion in inspection, service, and monitoring revenues and project revenues, partially offset by mix and increased SG&A expenses.
Specialty Services
Specialty Services net revenues for the six months ended June 30, 2026 increased by $260 million or 24.0% compared to the same period in 2025. The increase was driven by robust growth in both project and service revenues.
Specialty Services segment earnings as a percentage of net revenues for the six months ended June 30, 2026 and 2025 was approximately 9.8% and 9.2%, respectively. The increase was driven by disciplined customer and project selection and pricing improvements, resulting in margin expansion in service and project revenues, partially offset by SG&A expenses.
Non-GAAP Financial Measures
We supplement our reporting of consolidated financial information determined in accordance with GAAP with SG&A expenses (excluding amortization) and adjusted EBITDA (defined below), which are non-GAAP financial measures. We use these non-GAAP financial measures to evaluate our performance, both internally and as compared with our peers, because they exclude certain items that may not be indicative of our core operating results. Management believes these measures are useful to investors because they (a) reflect the same tools management uses to assess performance and prospects, (b) facilitate peer comparison, (c) provide consistent period-to-period comparisons, and (d) in the case of adjusted EBITDA, determine certain elements of executive incentive compensation.
These non-GAAP financial measures, however, have limitations as analytical tools and should not be considered a substitute for, or superior to, GAAP financial measures. The principal limitation of these non-GAAP financial measures is that they exclude significant expenses, gains, and other non-recurring items that are required by GAAP to be recorded in our financial statements and may not be comparable to similarly titled measures of other companies due to potential differences in calculation methods. In addition, these measures are subject to inherent limitations as they reflect the exercise of judgment by management about which items are excluded or included in determining these non-GAAP financial measures. Investors are encouraged to review the following reconciliations of these non-GAAP financial measures to the most comparable GAAP financial measures and not to rely on any single financial measure to evaluate our business.
SG&A expenses (excluding amortization)
SG&A expenses (excluding amortization) is a measure of operating costs used by management to manage the business. We believe this non-GAAP measure provides meaningful information and helps investors understand our core selling, general, and administrative expenses, excluding acquisition-related amortization expense, to better enable investors to understand our financial results and assess our prospects for future performance.
The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization) for the periods indicated:

	Three Months Ended June 30,
($ in millions)	2026	2025
Reported SG&A expenses	$528	$472
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(67)	(55)
SG&A expenses (excluding amortization)	$461	$417

	Six Months Ended June 30,
($ in millions)	2026	2025
Reported SG&A expenses	$1,045	$930
Adjustments to reconcile to SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(130)	(112)
SG&A expenses (excluding amortization)	$915	$818
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
The following tables present reconciliations of net income to adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,
($ in millions)	2026	2025
Reported net income	$99	$77
Adjustments to reconcile net income to adjusted EBITDA:
Interest expense, net	36	37
Income tax provision	39	31
Depreciation	21	22
Amortization	68	59
Contingent consideration and compensation	(1)	—
Non-service pension cost	5	5
Systems and business enablement	25	18
Acquisition and divestiture related expenses	9	11
Restructuring program related costs	—	11
Other	10	1
Adjusted EBITDA	$311	$272

	Six Months Ended June 30,
($ in millions)	2026	2025
Reported net income	$156	$112
Adjustments to reconcile net income to adjusted EBITDA:
Interest expense, net	66	75
Income tax provision	53	42
Depreciation	42	42
Amortization	131	119
Contingent consideration and compensation	(1)	1
Non-service pension cost	10	9
Systems and business enablement	52	30
Business process transformation expenses	—	4
Acquisition and divestiture related expenses	28	14
Restructuring program related costs	—	14
Other	9	3
Adjusted EBITDA	$546	$465
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity are cash flows from the operating activities of our consolidated subsidiaries, available cash and cash equivalents, our access to our $1 billion five-year senior secured revolving credit facility (the "Revolving Credit Facility") and the proceeds from debt and equity offerings. We believe these sources will be sufficient to fund our liquidity requirements for at least the next twelve months. Although we believe we have sufficient resources to fund our future cash requirements, there are many factors with the potential to influence our cash flow position including weather, seasonality, commodity prices, market conditions, geopolitical issues, and inflation, over which we have no control.
As of June 30, 2026, we had $1,565 million of total liquidity, comprised of $851 million in cash and cash equivalents and $714 million ($1 billion less $280 million of outstanding borrowings and outstanding letters of credit of approximately $6 million, which reduce availability) of available borrowings under our Revolving Credit Facility.
During the second quarter of 2026, we completed the Ninth Amendment to our credit agreement, upsizing and extending the Revolving Credit Facility, and extending the 2021 Term Loan. The amendment increased the Revolving Credit Facility by $250 million, from $750 million to $1 billion, increased the letter of credit sublimit from $250 million to $300 million, extended the maturity date of the Revolving Credit Facility to May 14, 2031, and extended the maturity date of the 2021 Term Loan to May 14, 2033.
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

During 2025, our Board of Directors authorized a share repurchase program ("2025 SRP") to purchase up to $1 billion in shares of our common stock. The timing, amount, and manner of any repurchases under the new repurchase program will be determined at the discretion of our leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for our common stock. The share repurchase program is open-ended and does not require us to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by us at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and we may enter into Rule 10b5-1 trading plans in connection with such repurchases. This new authorization replaces our previous share repurchase authorization announced in 2024 ("2024 SRP"). In 2025, prior to the new authorization, we repurchased 3,095,573 shares of common stock for approximately $75 million under the 2024 SRP. During the six months ended June 30, 2026, we repurchased 1,586,704 shares of common stock for approximately $66 million under the 2025 SRP. As of June 30, 2026, we had approximately $934 million of authorized repurchases remaining under the 2025 SRP.
Cash Flows
The following table summarizes net cash flows with respect to our operating, investing, and financing activities for the periods indicated:

	Six Months Ended June 30,
($ in millions)	2026	2025
Net cash provided by operating activities	$168	$145
Net cash used in investing activities	(861)	(140)
Net cash provided by (used in) financing activities	639	(101)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(8)	28
Net decrease in cash, cash equivalents, and restricted cash	$(62)	$(68)
Cash, cash equivalents, and restricted cash, end of period	$851	$433
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $168 million for the six months ended June 30, 2026 compared to $145 million for the same period in 2025. The increase in cash provided by operating activities is primarily due to an increase in net income and improvements in working capital efficiencies associated with the various services we provided during the six months ended June 30, 2026 compared to the same period of the prior year. Cash flow from operations is primarily driven by changes in the quantity of services provided and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed.
Net Cash Used in Investing Activities
Net cash used in investing activities was $861 million for the six months ended June 30, 2026 compared to $140 million for the same period in 2025. This increase is primarily driven by increased acquisition consideration in the current year. We had cash used in acquisitions, net of cash acquired, of $816 million and $111 million in the six months ended June 30, 2026 and 2025, respectively.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $639 million for the six months ended June 30, 2026 compared to net cash used in financing activities of $101 million for the same period in 2025. The cash provided by financing activities for the six months ended June 30, 2026 was driven by $795 million in proceeds from long-term borrowings and $280 million of net short-term debt, offset by $303 million in payments on long-term borrowings, $66 million of share repurchases, $38 million of restricted shares tendered for taxes, and $13 million of payments of acquisition-related consideration, while in the six months ended June 30, 2025, cash used in financing activities was driven by $75 million of share repurchases, $20 million of restricted shares tendered for taxes, and $2 million of payments of acquisition-related consideration.

Financing Activities
Credit Agreement
We have entered into a Credit Agreement by and among APi Group DE, Inc., our wholly-owned subsidiary, as borrower ("APi Group DE"), APG as a guarantor, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank N.A., as administrative agent and as collateral agent (the “Credit Agreement”) which provides for: (1) a term loan facility, pursuant to which we incurred the $2,152 million seven-year incremental term loan ("2021 Term Loan") (increased from $1,100 million in 2024 and 2025) used to fund a portion of the purchase price in the Chubb acquisition and to fully repay the balance of a previously outstanding term loan, and (2) a $1 billion Revolving Credit Facility (increased from $750 million in 2026) of which up to $300 million (increased from $250 million in 2026) can be used for the issuance of letters of credit.
During the second quarter of 2026, we completed the Ninth Amendment to our credit agreement, upsizing and extending the Revolving Credit Facility. The amendment increased the Revolving Credit Facility by $250 million from $750 million to $1 billion, increased the letter of credit sublimit from $250 million to $300 million, extended the maturity date of the Revolving Credit Facility to May 14, 2031, and extended the maturity date of the 2021 Term Loan to May 14, 2033.
During 2025, we completed the Eighth Amendment to our credit agreement, which increased the Revolving Credit Facility from $500 million to $750 million, extended the facility's maturity to five years from the date of the Eighth Amendment, reduced the applicable margin by 75 basis points, and eliminated the credit spread adjustment applicable to the Revolving Credit Facility. We also completed the Seventh Amendment to our credit agreement, repricing the 2021 Term Loan. The repricing reduced the applicable margin on the 2021 Term Loan by 25 basis points.
During 2024, we completed the Sixth Amendment to our credit agreement, refinancing the 2021 Term Loan by increasing its principal amount by approximately $550 million, lowering the interest margin by 50 basis points, and removing the CSA. We also completed our Fifth Amendment to our credit agreement, upsizing our 2021 Term Loan by a principal amount equal to $300 million.
The amended interest rate applicable to the 2021 Term Loan is, at our option, either (a) a base rate plus an applicable margin equal to 0.75% or (b) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.75%. The 2021 Term Loan matures on May 14, 2033. Principal payments on the 2021 Term Loan will be made in quarterly installments on the last day of each fiscal quarter, for a total annual amount equal to 1.00% of the initial aggregate principal amount of the 2021 Term Loan.
The interest rate applicable to borrowings under the Revolving Credit Facility is, at our option, either (a) a base rate plus an applicable margin equal to 0.25% or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.25%.
The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed 3.75 to 1.00 for each fiscal quarter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $60 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of June 30, 2026 was 1.3:1.0.
As of June 30, 2026, the 2021 Term Loan has $2,152 million remaining principal amount outstanding and we had $280 million outstanding under the Revolving Credit Facility, under which $714 million was available after giving effect to $6 million of outstanding letters of credit, which reduces availability.
Senior Notes
On June 22, 2021, APi Group DE completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The

4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay previously outstanding term loans and for general corporate purposes. As of June 30, 2026, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.
On October 21, 2021, APi Group DE completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb acquisition. As of June 30, 2026, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.
On May 14, 2026, APi Group DE completed a private offering of $500 million aggregate principal amount of 5.750% Senior Notes due 2034 (the "5.750% Senior Notes") issued under an indenture dated May 14, 2026. The 5.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 5.750% Senior Notes will mature on June 1, 2034, unless redeemed earlier, and bear interest at a rate of 5.750% per year until maturity, payable semi-annually in arrears. We intend to use the net proceeds from the offering for general corporate purposes, including funding previously announced acquisitions and related fees and expenses. As of June 30, 2026, we had $500 million aggregate principal amount of 5.750% Senior Notes outstanding.
Debt Covenants
We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes, 4.750% Senior Notes, and Credit Agreement as of June 30, 2026 and December 31, 2025, and the 5.750% Senior Notes as of June 30, 2026.
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
•Tax Obligations – See Note 11 – "Income Taxes."
•Operating and Finance Leases – See Note 12 – "Leases" in the Annual Report on Form 10-K filed on February 25, 2026. We have not had material changes to our lease obligations during the six months ended June 30, 2026.
We make investments in our properties and equipment to enable continued expansion and effective performance of our business. Our capital expenditures are typically less than 1.5% of annual net revenues.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of June 30, 2026, our outstanding variable interest rate debt was primarily related to our $2,152 million 2021 Term Loan. To mitigate increases in variable interest rates, we have a $720 million interest rate swap, exchanging one-month SOFR for a rate of 3.59% per annum, maturing October 2026, and a $400 million interest rate swap exchanging one-month SOFR for a rate of 3.41% per annum, maturing January 2028. During 2024, we entered into a $720 million notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. The remaining floating rate portfolio bears interest based on one-month SOFR plus 175 basis points. As of June 30, 2026, excluding letters of credit outstanding of $6 million, we had $280 million of outstanding revolving loans under our Credit Agreement.

Foreign Currency Risk
We have operations in over 20 countries globally. Revenues generated from foreign operations represented approximately 31% of our consolidated net revenues for the three and six months ended June 30, 2026. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the six months ended June 30, 2026. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment expense (income) and other, net, in the condensed consolidated statements of operations and were a loss (gain) of $0 million and $(1) million for the three months ended June 30, 2026 and 2025, respectively, and a loss (gain) of $1 million and $(1) million for the six months ended June 30, 2026 and 2025, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation (losses) gains totaled approximately $(23) million and $128 million for the three months ended June 30, 2026 and 2025, respectively, and $(39) million and $187 million for the six months ended June 30, 2026 and 2025, respectively.
Our exposure to fluctuations in foreign currency exchange rates has increased as a result of our international presence and may continue to increase in the future as we continue to expand our operations outside of the U.S. We seek to manage foreign currency exposure by minimizing our consolidated net assets and liability positions in currencies other than the functional currency of our foreign subsidiaries. However, we believe that our exposure to transactional gains or losses resulting from fluctuations in foreign currencies is limited because our foreign operations primarily invoice and collect receivables in their respective local or functional currencies, and the expenses associated with these transactions are generally contracted and paid for in the same local currencies. In order to manage foreign currency risk related to transactions in foreign currencies and the intercompany financing structure, we entered into cross-currency swaps to manage the foreign currency risk of certain intercompany loans. We also use foreign currency forward contracts as a way to mitigate foreign currency exposure.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.
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
Changes in Internal Control over Financial Reporting
During the second quarter of 2026, we began a series of enterprise resource planning systems implementations. In connection with these implementations, we continue to review the design and operation of our internal control over financial reporting processes. Other than as described above, there were no changes in our Company’s internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are subject to workmanship warranty, casualty, negligence, construction defect, breach of contract, product liability, wage and hour, and other claims and legal proceedings in the ordinary course of business relating to the products we install that, if adversely determined, could adversely affect our financial condition, results of operations, and cash flows. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
There have been no material changes to our risk factors contained in Part I, Item 1A. "Risk Factors" of our Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company's purchase of equity securities during the three months ended June 30, 2026.

During the Three Months Ended June 30, 2026	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2026 - April 30, 2026	—	$—	—	$—
May 1, 2026 - May 31, 2026	422,502	41.75	422,502	982
June 1, 2026 - June 30, 2026	1,164,202	41.42	1,164,202	934
Total	1,586,704	$41.51	1,586,704	$934
(1)During the second quarter of 2025, the Company's Board of Directors authorized a share repurchase program to purchase up to $1 billion in shares of the Company's common stock. The timing, amount, and manner of any repurchases under the new repurchase program will be determined at the discretion of the Company's leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for the common stock. The share repurchase program is open-ended and does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by the Company at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and the Company may enter into Rule 10b5-1 trading plans in connection with such repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The Company did not have any defaults upon senior securities during the three months ended June 30, 2026.
ITEM 4. MINE SAFETY DISCLOSURES
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report.
ITEM 5. OTHER INFORMATION
(a) Departure of Directors or Certain Officers
Effective August 1, 2026, James T. Arseniadis, the Company’s Vice President, Corporate Controller and Chief Accounting Officer, will transition to a new role within the Company. Effective as of August 1, 2026, Glenn David Jackola, the Company’s Executive Vice President and Chief Financial Officer, will be designated as the Company’s “principal accounting officer” in addition to his existing positions. Mr. Jackola’s biographical information is hereby incorporated into this Item 5 by reference to the information under Executive Officers in Part I, Item 1 (Business) in the Company’s Form 10-K for the fiscal year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission on February 25, 2026.
(b) Rule 10b5-1 trading arrangement
No officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended June 30, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
4.1
Indenture, dated as of May 14, 2026, by and between APi Group DE, Inc., as issuer, the guarantors party thereto, and Computershare Trust Company, N.A., as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 18, 2026).

4.2	Form of 5.750% Senior Notes due 2034 (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 18, 2026).

10.1
Amendment No. 9 to Credit Agreement, dated as of May 14, 2026, among APi Group DE, Inc., as borrower, APi Group Corporation, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank, N.A. as administrative agent and collateral agent. (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 18, 2026).

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

APi GROUP CORPORATION

July 30, 2026	/s/ Russell A. Becker
Russell A. Becker
President and Chief Executive Officer
(Duly Authorized Officer)

July 30, 2026	/s/ Glenn David Jackola
Glenn David Jackola
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 30, 2026	/s/ James T. Arseniadis
James T. Arseniadis
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)