Form 10-Q
period 2026-09-30
APi Group Corp
filed 2026-10-29
CIK 1796209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 425,258,453 shares of common stock as of October 22, 2026.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APi Group Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$373	$912
Accounts receivable, net of allowances of $10 and $14 at September 30, 2026 and December 31, 2025, respectively	1,907	1,563
Inventories	182	145
Contract assets	736	484
Prepaid expenses and other current assets	205	125
Total current assets	3,403	3,229

Property and equipment, net	451	397
Operating lease right-of-use assets	297	301
Goodwill	3,897	3,167
Intangible assets, net	1,935	1,584
Deferred tax assets	16	40
Pension and post-retirement assets	129	129
Other assets	153	89
Total assets	$10,281	$8,936

Liabilities and Shareholders’ Equity
Current liabilities:
Short-term and current portion of long-term debt	$361	$5
Accounts payable	635	526
Contingent consideration and compensation liabilities	84	60
Accrued salaries and wages	407	444
Contract liabilities	902	694
Operating and finance leases	101	98
Other accrued liabilities	384	323
Total current liabilities	2,874	2,150

Long-term debt, less current portion	3,213	2,754
Pension and post-retirement obligations	48	50
Contingent consideration and compensation liabilities	2	8
Operating and finance leases	218	215
Deferred tax liabilities	296	205
Other noncurrent liabilities	142	146
Total liabilities	6,793	5,528

Commitments and contingencies (Note 14)

Shareholders’ equity:
Series A Preferred Stock, $0.0001 par value; 7,000,000 authorized shares; 4,000,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 1,000,000,000 authorized shares at September 30, 2026 and December 31, 2025; 427,423,170 shares and 415,915,273 shares issued at September 30, 2026 and December 31, 2025, respectively (excluding 15,212,810 shares declared for stock dividend at December 31, 2025)	—	—
Additional paid-in capital	3,097	3,296
Retained earnings	787	517
Accumulated other comprehensive loss	(396)	(405)
Total shareholders’ equity	3,488	3,408
Total liabilities and shareholders’ equity	$10,281	$8,936

See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Operations (Unaudited)
(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$2,554	$2,085	$6,790	$5,794
Cost of revenues	1,784	1,433	4,697	3,985
Gross profit	770	652	2,093	1,809
Selling, general, and administrative expenses	568	489	1,613	1,419
Operating income	202	163	480	390
Interest expense, net	45	34	111	109
Investment expense (income) and other, net	2	(1)	5	(3)
Other expense, net	47	33	116	106
Income before income taxes	155	130	364	284
Income tax provision	41	37	94	79
Net income	114	93	270	205
Net income attributable to common shareholders:
Income allocable to Series A Preferred Stock	(12)	(9)	(28)	(21)
Net income attributable to common shareholders	$102	$84	$242	$184
Net income per common share:
Basic	$0.24	$0.20	$0.56	$0.44
Diluted	0.24	0.20	0.56	0.43
Weighted average shares outstanding:
Basic	431	416	432	416
Diluted	432	429	435	425
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$114	$93	$270	$205
Other comprehensive income:
Fair value change - derivatives, net of tax (expense) benefit of $(5), $0, $(12), and $12, respectively	12	5	33	(33)
Pension plans, net of tax expense of $0, $0, $1, and $0, respectively	5	—	16	—
Foreign currency translation adjustment	(1)	(15)	(40)	172
Comprehensive income	$130	$83	$279	$344
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
(In millions, except share amounts)

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2025	4,000,000	$—	415,915,273	$—	$3,296	$517	$(405)	$3,408
Net income	—	—	—	—	—	57	—	57
Fair value change - derivatives	—	—	—	—	—	—	24	24
Foreign currency translation adjustment	—	—	—	—	—	—	(16)	(16)
Series A Preferred Stock dividend	—	—	15,212,810	—	—	—	—	—
Profit sharing plan contributions	—	—	683,093	—	30	—	—	30
Share-based compensation and other, net	—	—	1,416,813	—	(17)	—	—	(17)
Balance, March 31, 2026	4,000,000	—	433,227,989	—	3,309	574	(397)	3,486
Net income	—	—	—	—	—	99	—	99
Fair value change - derivatives	—	—	—	—	—	—	(3)	(3)
Foreign currency translation adjustment	—	—	—	—	—	—	(23)	(23)
Pension plans	—	—	—	—	—	—	11	11
Share repurchases	—	—	(1,586,704)	—	(66)	—	—	(66)
Share-based compensation and other, net	—	—	53,050	—	12	—	—	12
Balance, June 30, 2026	4,000,000	—	431,694,335	—	3,255	673	(412)	3,516
Net income	—	—	—	—	—	114	—	114
Fair value change - derivatives	—	—	—	—	—	—	12	12
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Pension plans	—	—	—	—	—	—	5	5
Share repurchases	—	—	(4,751,859)	—	(186)	—	—	(186)
Share-based compensation and other, net	—	—	480,694	—	28	—	—	28
Balance, September 30, 2026	4,000,000	$—	427,423,170	$—	$3,097	$787	$(396)	$3,488

	Preferred Stock Issued and Outstanding		Common Stock Issued and Outstanding		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance, December 31, 2024	4,000,000	$—	412,167,491	$—	$3,305	$215	$(567)	$2,953
Net income	—	—	—	—	—	35	—	35
Fair value change - derivatives	—	—	—	—	—	—	(12)	(12)
Foreign currency translation adjustment	—	—	—	—	—	—	59	59
Series A Preferred Stock dividend	—	—	3,815,493	—	—	—	—	—
Share repurchases	—	—	(3,095,573)	—	(75)	—	—	(75)
Profit sharing plan contributions	—	—	928,483	—	24	—	—	24
Share-based compensation and other, net	—	—	1,444,040	—	(2)	—	—	(2)
Balance, March 31, 2025	4,000,000	—	415,259,934	—	3,252	250	(520)	2,982
Net income	—	—	—	—	—	77	—	77
Fair value change - derivatives	—	—	—	—	—	—	(26)	(26)
Foreign currency translation adjustment	—	—	—	—	—	—	128	128
Share-based compensation and other, net	—	—	64,719	—	10	—	—	10
Balance, June 30, 2025	4,000,000	—	415,324,653	—	3,262	327	(418)	3,171
Net income	—	—	—	—	—	93	—	93
Fair value change - derivatives	—	—	—	—	—	—	5	5
Foreign currency translation adjustment	—	—	—	—	—	—	(15)	(15)
Share-based compensation and other, net	—	—	581,263	—	22	—	—	22
Balance, September 30, 2025	4,000,000	$—	415,905,916	$—	$3,284	$420	$(428)	$3,276
See notes to condensed consolidated financial statements.

APi Group Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$270	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63	63
Amortization	214	179
Restructuring charges, net of cash paid	(5)	(6)
Deferred taxes	(3)	2
Share-based compensation expense	36	31
Profit sharing expense	22	23
Non-cash lease expense	91	82
Net periodic pension cost	19	17
Other, net	(2)	(1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(232)	(58)
Contract assets	(213)	(112)
Inventories	(10)	2
Prepaid expenses and other current assets	(76)	(41)
Accounts payable	65	18
Accrued liabilities and income taxes payable	57	(1)
Contract liabilities	202	67
Other assets and liabilities	(105)	(93)
Net cash provided by operating activities	393	377
Cash flows from investing activities:
Acquisitions, net of cash acquired	(1,356)	(174)
Purchases of property and equipment	(76)	(70)
Proceeds from sales of property and equipment	8	13
Net cash used in investing activities	(1,424)	(231)
Cash flows from financing activities:
Net short-term debt	335	—
Proceeds from long-term borrowings	795	—
Payments on long-term borrowings	(310)	(5)
Payments of debt issuance costs	(16)	—
Repurchases of common stock	(252)	(75)
Payments of acquisition-related consideration	(14)	(16)
Restricted shares tendered for taxes	(38)	(20)
Net cash provided by (used in) financing activities	500	(116)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(9)	25
Net (decrease) increase in cash, cash equivalents, and restricted cash	(540)	55
Cash, cash equivalents, and restricted cash, beginning of period	913	501
Cash, cash equivalents, and restricted cash, end of period	$373	$556
Supplemental cash flow disclosures:
Cash paid for interest, net of interest income	$98	$105
Cash paid for income taxes, net of refunds	79	92
Accrued consideration issued in business combinations	36	31
Shares of common stock issued to profit sharing plan	30	24
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
Principles of consolidation
The accompanying interim unaudited condensed consolidated financial statements (the “Interim Statements”) include the accounts of the Company and of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These Interim Statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The condensed consolidated balance sheet as of December 31, 2025 was derived from audited financial statements for the year then ended but does not include all of the information and footnotes required by GAAP with respect to annual financial statements. In the opinion of management, the Interim Statements include all adjustments necessary for a fair presentation of the Company’s consolidated financial position, results of operations, and cash flows for the dates and periods presented. It is recommended that these Interim Statements be read in conjunction with the Company’s audited annual consolidated financial statements and accompanying footnotes thereto for the year ended December 31, 2025. Results for interim periods are not necessarily indicative of the results to be expected for a full fiscal year or for any future period.
Cash, cash equivalents, and restricted cash
The Company considers all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents. Restricted cash is reported as other current assets in the condensed consolidated balance sheets. Restricted cash reflects collateral against certain bank guarantees.
Investments
The Company holds investments in joint ventures, the majority of which are accounted for under the equity method of accounting as the Company does not exercise control over the joint ventures. The Company exercises control over one joint venture that is consolidated into the Company's financial statements and the results for that joint venture for the three and nine months ended September 30, 2026 and 2025 were immaterial. The Company’s share of earnings from the non-consolidated joint ventures was $2 during the three months ended September 30, 2026 and 2025, and $7 and $10 during the nine months ended September 30, 2026 and 2025, respectively. The earnings are recorded within investment expense (income) and other, net in the condensed consolidated statements of operations. The investment balances were $6 as of September 30, 2026 and December 31, 2025, and are recorded within other assets in the condensed consolidated balance sheets.
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
On June 8, 2026, the Company completed the acquisition of Onyx-Fire Protection Services, Inc. ("Onyx-Fire"), an inspection-first provider of fire and life safety services in Canada. The results of the Onyx-Fire business are reported within the Company's Safety Services segment from the date of acquisition. Consideration transferred of $532 for Onyx-Fire included cash paid at closing of $528 and cash deposited in escrow of $4.
On July 1, 2026, the Company completed the acquisition of WTech Fire Group ("WTech"), a leading provider of fire sprinkler, suppression, and detection solutions across Europe. The total consideration transferred by the Company consisted of approximately $394 in cash paid at closing.
During the nine months ended September 30, 2026, the Company completed ten individually immaterial acquisitions for aggregate consideration transferred of $227, made up of cash paid at closing of $191 and accrued consideration of $36. The results of operations of these acquisitions are included in the Company's condensed consolidated statements of operations from the date of acquisition and were not material.

	CertaSite	Onyx-Fire	WTech	Other 2026 Acquisitions
Cash paid at closing	$268	$528	$394	$191
Cash deposited into escrow	3	4	—	—
Accrued consideration	—	—	—	36
Total net consideration	$271	$532	$394	$227

Cash and cash equivalents	$3	$13	$18	$3
Accounts receivable	18	40	40	23
Inventories	6	13	7	2
Contract assets	3	15	12	13
Other current assets	1	3	2	2
Operating lease right-of-use assets	4	—	—	—
Property and equipment	7	18	11	3
Intangible assets	98	234	160	83
Goodwill	155	286	222	118
Accounts payable	(3)	(16)	(21)	(9)
Other accrued liabilities	(3)	(8)	(12)	(3)
Contract liabilities	—	—	(8)	(3)
Operating and finance lease liabilities	(7)	—	—	—
Other noncurrent liabilities	(11)	(66)	(37)	(5)
Net assets acquired	$271	$532	$394	$227
The Company has not finalized its accounting for any of the acquisitions completed during 2026 and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $180. See Note 6 – “Goodwill and Intangibles” for the provisional goodwill assigned to each segment.
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
The Company has not finalized its accounting for two of the acquisitions completed during 2025 and will make appropriate adjustments to the purchase price allocation prior to completion of the measurement periods, as required. Based on preliminary estimates, the total amount of goodwill from acquisitions expected to be deductible for tax purposes is $118.
For the three months ended September 30, 2026, net revenues and operating loss from the Company's material acquisitions that closed over the previous twelve months were $70 and $6, respectively. For the nine months ended September 30, 2026, net revenues and operating loss from the Company's material acquisitions that closed over the previous twelve months were $183 and $3, respectively.
Accrued consideration
The Company’s acquisition purchase agreements typically include deferred payment provisions, often to sellers who become employees of the Company or its subsidiaries. The provisions are made up of three general types of arrangements, contingent compensation, contingent consideration (both of which are contingent on the future performance of the acquired entity), and deferred payments. Contingent compensation arrangements are typically contingent on the former owner’s future employment with the Company and the related amounts are recognized over the required employment period, which is typically one to four years. Contingent consideration arrangements are not contingent on employment and are included as part of purchase consideration at the time of the initial acquisition and are paid over a period of one to four years. The liability for deferred payments is recognized at the date of acquisition based on the Company’s best estimate and is typically payable over a period of one to three years. Deferred payments are not contingent on any future performance or employment obligations and can be offset for working capital true-ups and representations and warranty items.
The total contingent compensation arrangement liability was $1 and $7 as of September 30, 2026 and December 31, 2025, respectively. The maximum payout of these arrangements upon completion of the future performance periods was $28 and $15, inclusive of the $1 and $7 accrued as of September 30, 2026 and December 31, 2025, respectively. The contingent compensation liability is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented. The Company primarily determines the contingent compensation liability based on forecasted cumulative earnings compared to the cumulative earnings target set forth in the arrangement. Compensation expense associated with these arrangements is recognized ratably over the required employment period.
The contingent consideration obligations are measured at fair value each reporting period and changes in estimates of fair value are recognized in earnings. For additional considerations regarding the fair value of the Company's contingent consideration liabilities, see Note 7 – "Fair Value of Financial Instruments."

The total liability for deferred payments was $59 and $39 as of September 30, 2026 and December 31, 2025, respectively, and is included in contingent consideration and compensation liabilities in the condensed consolidated balance sheets for all periods presented.
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
The following table summarizes the Company's restructuring liabilities for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of period	$13	$15
Charges	—	4
Payments	(8)	(7)
Currency translation adjustment	—	1
Balance at end of period	$5	$13
NOTE 5. NET REVENUES
Contracts with customers
The Company derives net revenues primarily from contracts with terms typically ranging from days to five years (with the majority of contracts having short durations), which are subject to multiple pricing options, including fixed price, unit price, time and material, or cost plus a markup. Net revenues are primarily recognized by the Company over time utilizing the cost-to-cost measure of progress. Net revenues recognized at a point in time primarily relate to distribution contracts and short-term time and material contracts. The Company also enters into fixed-price service contracts related to monitoring, maintenance, and inspection of safety systems.
The Company disaggregates its net revenues primarily by segment, service type, and country from which revenues are invoiced, as the nature, timing, and uncertainty of cash flows are relatively consistent within each of these categories. The following tables provide disclosure of disaggregated net revenues by segment for the three and nine months ended September 30, 2026 and 2025. Disaggregated net revenues information is as follows:

	Three Months Ended September 30, 2026
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,662	$—	$1,662
Infrastructure and Utility	—	349	349
Fabrication and Distribution	—	123	123
Specialty Contracting	—	421	421
Corporate and Eliminations	—	—	(1)
Net revenues	$1,662	$893	$2,554

	Three Months Ended September 30, 2025
	Safety Services	Specialty Services	Consolidated
Life Safety	$1,403	$—	$1,403
Infrastructure and Utility	—	291	291
Fabrication and Distribution	—	103	103
Specialty Contracting	—	289	289
Corporate and Eliminations	—	—	(1)
Net revenues	$1,403	$683	$2,085

	Nine Months Ended September 30, 2026
	Safety Services	Specialty Services	Consolidated
Life Safety	$4,559	$—	$4,559
Infrastructure and Utility	—	866	866
Fabrication and Distribution	—	306	306
Specialty Contracting	—	1,063	1,063
Corporate and Eliminations	—	—	(4)
Net revenues	$4,559	$2,235	$6,790

	Nine Months Ended September 30, 2025
	Safety Services	Specialty Services	Consolidated
Life Safety	$4,032	$—	$4,032
Infrastructure and Utility	—	732	732
Fabrication and Distribution	—	272	272
Specialty Contracting	—	761	761
Corporate and Eliminations	—	—	(3)
Net revenues	$4,032	$1,765	$5,794

	Three Months Ended September 30, 2026
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$866	$893	$(1)	$1,758
France	168	—	—	168
Other	628	—	—	628
Net revenues	$1,662	$893	$(1)	$2,554

	Three Months Ended September 30, 2025
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$715	$683	$(1)	$1,397
France	170	—	—	170
Other	518	—	—	518
Net revenues	$1,403	$683	$(1)	$2,085

	Nine Months Ended September 30, 2026
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$2,363	$2,235	$(4)	$4,594
France	525	—	—	525
Other	1,671	—	—	1,671
Net revenues	$4,559	$2,235	$(4)	$6,790

	Nine Months Ended September 30, 2025
	Safety Services	Specialty Services	Corporate and Eliminations	Consolidated
United States	$2,016	$1,765	$(3)	$3,778
France	503	—	—	503
Other	1,513	—	—	1,513
Net revenues	$4,032	$1,765	$(3)	$5,794
For in-process contracts, the aggregate amount of transaction price allocated to the unsatisfied performance obligations at September 30, 2026 was $4,863. The Company expects to recognize revenue on approximately 76% of the remaining performance obligations over the next twelve months.
Contract assets and liabilities
Contract assets and contract liabilities are classified as current in the condensed consolidated balance sheets as all amounts are expected to be relieved within one year. The balances of accounts receivable, net of allowances, contract assets, and contract liabilities from contracts with customers as of September 30, 2026 and December 31, 2025 are as follows:

	Accounts receivable, net of allowances	Contract assets	Contract liabilities
Balance at September 30, 2026	$1,907	$736	$902
Balance at December 31, 2025	1,563	484	694
The Company did not recognize significant revenues associated with the final settlement of contract value for any projects completed in prior periods. In accordance with industry practice, accounts receivable includes retentions receivable, a portion of which may not be received within one year. At September 30, 2026 and December 31, 2025, retentions receivable were $226 and $187, respectively, while the portions that may not be received within one year were $61 and $48, respectively.

NOTE 6. GOODWILL AND INTANGIBLES
Goodwill
The following table provides disclosure of goodwill by segment as of September 30, 2026 and December 31, 2025. The changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2026 are as follows:

	Safety Services	Specialty Services	Total Goodwill
Goodwill as of December 31, 2025	$2,927	$240	$3,167
Acquisitions	781	—	781
Foreign currency translation and other, net (1)	(52)	1	(51)
Goodwill as of September 30, 2026	$3,656	$241	$3,897
(1)    Other includes immaterial measurement period adjustments recorded during the nine months ended September 30, 2026 related to acquisitions for which the measurement period was open during the nine months ended September 30, 2026 (see Note 3 – "Business Combinations").
Intangibles
The Company’s identifiable intangible assets are comprised of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.9	$202	$(173)	$29
Customer relationships	8.0	2,277	(1,021)	1,256
Trade names and trademarks	9.1	941	(291)	650
Total		$3,420	$(1,485)	$1,935

	December 31, 2025
	Weighted Average Remaining Useful Lives (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangibles:
Contractual backlog	0.8	$169	$(168)	$1
Customer relationships	8.7	1,897	(869)	1,028
Trade names and trademarks	10.6	801	(246)	555
Total		$2,867	$(1,283)	$1,584
Amortization expense recognized on identifiable intangible assets is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$5	$4	$6	$11
Selling, general, and administrative expenses	78	56	208	168
Total intangible asset amortization expense	$83	$60	$214	$179

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
The following tables summarize the fair values and levels within the fair value hierarchy in which the measurements fall for assets and liabilities measured on a recurring basis as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements at September 30, 2026
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments:
Cash flow hedges:
Interest rate swaps	$—	$30	$—	$30
Cross-currency contracts	—	6	—	6
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross-currency contracts	—	18	—	18
Net investment hedges – cross-currency contracts	—	27	—	27
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	—	1	—	1
Total	$—	$82	$—	$82

Financial liabilities:
Derivatives designated as hedge instruments:
Fair value hedges – cross-currency contracts	$—	$—	$—	$—
Net investment hedges – cross-currency contracts	—	—	—	—
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	—	(1)	—	(1)
Contingent consideration obligations	—	—	(17)	(17)
Total	$—	$(1)	$(17)	$(18)

	Fair Value Measurements at December 31, 2025
Financial assets:	Level 1	Level 2	Level 3	Total
Derivatives designated as hedge instruments:
Cash flow hedges:
Interest rate swaps	$—	$1	$—	$1
Cross-currency contracts	—	3	—	3
Foreign currency forward contracts	—	—	—	—
Fair value hedges – cross-currency contracts	—	2	—	2
Net investment hedges – cross-currency contracts	—	10	—	10
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	—	1	—	1
Total	$—	$17	$—	$17

Financial liabilities:
Derivatives not designated as hedge instruments:
Foreign currency forward contracts	$—	$(5)	$—	$(5)
Contingent consideration obligations	—	—	(16)	(16)
Total	$—	$(5)	$(16)	$(21)
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
The table below presents a reconciliation of the fair value of the Company’s contingent consideration obligations that use unobservable inputs, as well as other information about the contingent consideration obligations:

Nine Months Ended September 30, 2026
Balance as of December 31, 2025	$16
Issuances	3
Settlements	(2)
Balance as of September 30, 2026	$17
Number of open contingent consideration arrangements at the end of the period	12
Maximum potential payout at the end of the period	$18
At September 30, 2026, the remaining open contingent consideration arrangements are set to expire at various dates through 2028. Level 3 unobservable inputs were used to calculate the fair value adjustments shown in the table above. The fair value adjustments and the related unobservable inputs were not considered significant for the three and nine months ended September 30, 2026.

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

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
2021 Term Loan	$2,147	$2,150	$2,157	$2,162
4.125% Senior Notes	337	318	337	327
4.750% Senior Notes	277	263	277	271
5.750% Senior Notes	500	473	—	—
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
Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements do not call for collateral and no cash collateral had been received or pledged related to the underlying derivatives as of September 30, 2026.

The following table presents the fair value of derivative instruments:

	September 30, 2026			December 31, 2025
	Outstanding Gross Notional Amount	Other assets	Other noncurrent liabilities	Outstanding Gross Notional Amount	Other assets	Other noncurrent liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	$1,840	$30	$—	$1,840	$1	$—
Cross-currency contracts	120	6	—	120	3	—
Foreign currency forward contracts	—	—	—	—	—	—
Fair value hedges:
Cross-currency contracts	1,312	18	—	689	2	—
Net investment hedges:
Cross-currency contracts	931	27	—	931	10	—
Total derivatives designated as hedging instruments	4,203	81	—	3,580	16	—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	274	1	(1)	312	1	(5)
Total derivatives	$4,477	$82	$(1)	$3,892	$17	$(5)
The following tables present the after tax effect of derivatives on the condensed consolidated statements of operations:

		Amount of expense (income) recognized in income
Derivatives	Location of expense (income) recognized in the condensed consolidated statements of operations	Three Months Ended September 30,
		2026	2025
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$—	$(2)
Cross-currency contracts	Investment expense (income) and other, net	(1)	—
Cross-currency contracts	Interest expense, net	—	—
Foreign currency forward contracts	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross-currency contracts	Investment expense (income) and other, net	(4)	(10)
Cross-currency contracts	Interest expense, net	(1)	—
Net investment hedging relationships:
Cross-currency contracts	Investment expense (income) and other, net	(5)	—
Cross-currency contracts	Interest expense, net	(3)	(4)
Not designated as hedging instruments:
Foreign currency forward contracts	Investment expense (income) and other, net	—	—

		Amount of expense (income) recognized in income
Derivatives	Location of expense (income) recognized in the condensed consolidated statements of operations	Nine Months Ended September 30,
		2026	2025
Cash flow hedging relationships:
Interest rate swaps	Interest expense, net	$(1)	$(7)
Cross-currency contracts	Investment expense (income) and other, net	(4)	14
Cross-currency contracts	Interest expense, net	(1)	(1)
Foreign currency forward contracts	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross-currency contracts	Investment expense (income) and other, net	(20)	51
Cross-currency contracts	Interest expense, net	(2)	1
Net investment hedging relationships:
Cross-currency contracts	Investment expense (income) and other, net	(5)	—
Cross-currency contracts	Interest expense, net	(9)	(6)
Not designated as hedging instruments:
Foreign currency forward contracts	Investment expense (income) and other, net	—	—
Currency Effects
The expense (income) from derivatives designed to offset foreign currency remeasurement gains and losses, recorded in investment expense (income) and other, net was offset by foreign currency transaction gains and losses resulting in a net loss of $1 and $2 for the three months ended September 30, 2026 and 2025, respectively, and $2 and $1 for the nine months ended September 30, 2026 and 2025, respectively.

The following tables present the effect of cash flow and fair value hedge accounting on accumulated other comprehensive income (loss) ("AOCI"), net of tax:

	Amount of gain (loss) recognized in other comprehensive income		Location of (gain) loss reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Three Months Ended September 30,			Three Months Ended September 30,
Derivatives	2026	2025		2026	2025
Cash flow hedging relationships:
Interest rate swaps	$11	$—	Interest expense, net	$—	$—
Cross-currency contracts	—	—	Investment expense (income) and other, net	(3)	—
Foreign currency forward contracts	—	—	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross-currency contracts	(3)	—	Investment expense (income) and other, net	(16)	12
			Interest expense, net	—	—
Net investment hedging relationships:
Cross-currency contracts	5	5	Interest expense, net	—	3

	Amount of gain (loss) recognized in other comprehensive income		Location of (gain) loss reclassified from AOCI into income	Amount of gain (loss) reclassified from AOCI into income
	Nine Months Ended September 30,			Nine Months Ended September 30,
Derivatives	2026	2025		2026	2025
Cash flow hedging relationships:
Interest rate swaps	$22	$(18)	Interest expense, net	$—	$—
Cross-currency contracts	(1)	2	Investment expense (income) and other, net	—	(14)
Foreign currency forward contracts	—	—	Investment expense (income) and other, net	—	—
Fair value hedging relationships:
Cross-currency contracts	(3)	1	Investment expense (income) and other, net	—	(48)
			Interest expense, net	—	(2)
Net investment hedging relationships:
Cross-currency contracts	16	(18)	Interest expense, net	—	3
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
During 2024, the Company entered into a $720 notional amount forward starting interest rate swap that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement, commencing in October 2026 and maturing in January 2029 ("2029 Interest Rate Swap"). Upon commencement, the 2029 Interest Rate Swap will cover the remainder of the interest payments starting in October 2026 through January 2029.
As of September 30, 2026, the Company had $1,840 notional amount outstanding in the 2026 Interest Rate Swap, the 2028 Interest Rate Swap, and the 2029 Interest Rate Swap. The Company has designated these swaps as cash flow hedges of the interest rate risk attributable to forecasted variable interest (SOFR) payments for its SOFR based term loan of $2,147. As of September 30, 2026, the weighted average fixed rate of interest on these swaps was approximately 3.52%. Variations in the asset and liability balances related to the swaps are primarily driven by changes in the applicable forward yield curves related to SOFR.
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
During 2021, the Company entered into two cross-currency swaps designated as cash flow hedges with gross notional U.S. dollar ("USD") equivalent amounts of $26 and $94 with maturity dates in September 2027 and 2030, respectively.
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
Fair value hedges
The Company uses cross-currency swaps designated as fair value hedges to manage exposure from intercompany loans subject to foreign exchange risks. During 2024, an Australian dollars ("AUD") swap with a notional amount of $16 and a maturity date in June 2029 was added to the existing British pounds ("GBP"), Canadian dollars ("CAD"), and Euros ("EUR") swaps, which had a total notional amount of $721 and maturity dates in January 2027. During 2025, the Company partially terminated its CAD swap, resulting in the reclassification of $2 of losses from AOCI to interest expense, net in its consolidated statements of operations. Following the partial termination of the CAD swap, the Company had $689 of notional amount outstanding. During 2026, the Company rolled an existing foreign currency forward into a $231 CAD to USD cross-currency swap maturing in January 2032 and entered into USD to GBP cross-currency swaps with a total notional amount of $460 maturing in June 2027. As of September 30, 2026, the total notional amount outstanding was $1,312.
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
NOTE 9. PROPERTY AND EQUIPMENT, NET
The components of property and equipment, net as of September 30, 2026 and December 31, 2025 are as follows:

	Estimated Useful Lives (In Years)	September 30, 2026	December 31, 2025
Land	N/A	$21	$20
Building	39	96	86
Machinery, equipment, and office equipment	1-20	467	429
Autos and trucks	4-10	169	138
Leasehold improvements	1-15	73	65
Total cost		826	738
Accumulated depreciation		(375)	(341)
Property and equipment, net		$451	$397
Depreciation expense related to property and equipment, including finance leases, was $21 during the three months ended September 30, 2026 and 2025, and $63 during the nine months ended September 30, 2026 and 2025. Depreciation expense is included within cost of revenues and selling, general, and administrative expenses in the condensed consolidated statements of operations.

NOTE 10. DEBT
Debt obligations consist of the following:

	Maturity Date	September 30, 2026	December 31, 2025
Term loan facility
2021 Term Loan	May 14, 2033	$2,147	$2,157
Revolving Credit Facility	May 14, 2031	335	—
Senior notes
4.125% Senior Notes	July 15, 2029	337	337
4.750% Senior Notes	October 15, 2029	277	277
5.750% Senior Notes	June 1, 2034	500	—
Other obligations		5	5
Total debt obligations		3,601	2,776
Less: unamortized deferred financing costs		(27)	(17)
Total debt, net of deferred financing costs		3,574	2,759
Less: short-term and current portion of long-term debt		(361)	(5)
Long-term debt, less current portion		$3,213	$2,754
Term loan facility
As of September 30, 2026, the Company had $2,147 of principal outstanding under the incremental term loan (the "2021 Term Loan") with a maturity date of May 14, 2033. During the nine months ended September 30, 2026, the Company made payments of $10 on the term loan. The interest rate applicable to the 2021 Term Loan is, at the Company's option, either (1) a base rate plus an applicable margin equal to 0.75% or (2) Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.75%.
The interest rate applicable to borrowings under the $1,000 five-year senior secured revolving credit facility (the “Revolving Credit Facility”) is, at the Company’s option, either (1) a base rate plus an applicable margin equal to 0.25%, or (2) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.25%.
As of September 30, 2026 and December 31, 2025, the Company had $335 and $0 outstanding under the Revolving Credit Facility, and $659 and $745 was available at September 30, 2026 and December 31, 2025, respectively, after giving effect to $6 and $5 of outstanding letters of credit, respectively. Subsequent to September 30, 2026, the Company borrowed an additional $100 under the Revolving Credit Facility for general corporate purposes. As of October 29, 2026, the Company had $435 outstanding under the Revolving Credit Facility and $559 was available.
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
As of September 30, 2026 and December 31, 2025, the Company was in compliance with all applicable debt covenants.
Swap activity
As of September 30, 2026, the Company had the 2026 Interest Rate Swap with $720 of notional value, exchanging one-month SOFR for a fixed rate of 3.59% per annum and the 2028 Interest Rate Swap with aggregate $400 notional value, exchanging one-month SOFR for a rate of 3.41%. Accordingly, the Company's fixed interest rate per annum on the swapped $720 notional value of the term loans is 5.34% and the swapped $400 notional value of the term loans is 5.16% through the maturity of the swaps. The remaining $1,027 of the term loan balance will bear interest based on one-month SOFR plus 175 basis points, and the rate will fluctuate as SOFR fluctuates. During 2024, the Company entered into a $720 notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. Refer to Note 8 – "Derivatives" for additional information.
Senior notes
4.125% Senior Notes
During 2021, the Company completed a private offering of $350 aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”) issued under an indenture dated June 22, 2021. The 4.125% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company’s subsidiaries. The balance as of September 30, 2026 was $337.
4.750% Senior Notes
During 2021, the Company completed a private offering of $300 aggregate principal amount of 4.750% Senior Notes due 2029 (the "4.750% Senior Notes") issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries. The balance as of September 30, 2026 was $277.
5.750% Senior Notes
During the second quarter of 2026, the Company completed a private offering of $500 aggregate principal amount of 5.750% Senior Notes due 2034 (the "5.750% Senior Notes") issued under an indenture dated May 14, 2026. The Company used the net proceeds from the offering for general corporate purposes, including funding previously announced acquisitions and related fees and expenses. The 5.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and certain of the Company's subsidiaries. The balance as of September 30, 2026 was $500.
The Company was in compliance with all covenants contained in the indentures for the 4.125% Senior Notes and 4.750% Senior Notes as of September 30, 2026 and December 31, 2025, and for the 5.750% Senior Notes as of September 30, 2026.
Other obligations
As of September 30, 2026 and December 31, 2025, the Company had $5 in short-term loans outstanding for working capital purposes and the acquisition of equipment and vehicles.
NOTE 11. INCOME TAXES
The Company’s quarterly income tax provision is measured using an estimate of its consolidated annual effective tax rate, adjusted in the current period for discrete income tax items, within the periods presented. The Company’s effective tax rate was 26.5% and 28.2% for the three months ended September 30, 2026 and 2025, respectively, and 25.7% and 27.6% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate between the periods was primarily due to the increase in windfall tax benefit for vested shares in the current year. The difference between the effective tax rate and the statutory U.S. federal income tax rate of 21.0% for the nine months ended September 30, 2026 and 2025 is due to nondeductible permanent items, taxes on foreign earnings in jurisdictions that have higher tax rates, and state taxes, partially offset by the windfall tax benefit for vested shares.
As of September 30, 2026, the Company’s deferred tax assets included a valuation allowance of $105 primarily related to certain net operating loss, capital loss, and tax credit carryforwards of the Company’s foreign subsidiaries. The factors used to assess the likelihood of realization were the past performance of the related entities, forecasts of future taxable income, future reversal of existing taxable temporary differences, and available tax planning strategies that could be implemented to realize the deferred tax assets. The ability or failure to achieve the forecasted taxable income in these entities could affect the ultimate realization of deferred tax assets.
As of September 30, 2026, the Company had gross federal, state, and foreign net operating loss carryforwards of approximately $1, $20, and $69, respectively, foreign capital loss carryforwards of $217, and foreign credit carryforwards of $39. The federal net operating losses can be carried forward indefinitely. The state net operating losses have carryforward periods of five to twenty years and begin to expire in 2029. The foreign attributes generally have carryforward periods of twenty years, which begin to expire in 2026, or can be carried forward indefinitely, subject to utilization rules.

The Company’s liability for unrecognized tax benefits is recorded within other noncurrent liabilities in the condensed consolidated balance sheets and recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax provision in the condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the total gross unrecognized tax benefits were $9. The Company accrued gross interest and penalties as of September 30, 2026 and December 31, 2025 of $5 and $4. During the nine months ended September 30, 2026 and 2025, the Company recognized net interest expense of less than $1 for all periods.
If all of the Company’s unrecognized tax benefits as of September 30, 2026 were recognized, $12 would impact the Company’s effective tax rate.
The Company files income tax returns in the U.S. federal jurisdiction, and various state, local, and foreign jurisdictions. As of September 30, 2026, with few exceptions, neither the Company nor its subsidiaries are subject to examination prior to tax year 2015. There are various other audits in state and foreign jurisdictions.
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
The components of the net periodic pension cost for the defined benefit pension plans are as follows:

	Three Months Ended September 30,
	2026	2025
Service cost	$1	$1
Interest cost	16	17
Expected return on plan assets	(16)	(17)
Amortization of actuarial losses	6	5
Net periodic pension cost	$7	$6

	Nine Months Ended September 30,
	2026	2025
Service cost	$3	$3
Interest cost	48	49
Expected return on plan assets	(49)	(51)
Amortization of actuarial losses	17	16
Net periodic pension cost	$19	$17
Multiemployer pension plans
Certain subsidiaries of the Company contribute amounts to multiemployer pension plans and other multiemployer benefit plans and trusts, which are recorded as a component of employee wages and salaries within cost of revenues on the condensed consolidated statements of operations. Contributions are generally based on fixed amounts per hour per employee for employees covered under these plans. Multiemployer plan contribution rates are determined annually and assessed on a pay-as-you-go basis based on union employee payrolls. Union payrolls cannot be determined for future periods because the number of union employees employed at a given time and the plans in which they participate vary depending upon the location, the number of ongoing projects, and the need for union resources in connection with those projects. Total consolidated contributions to multiemployer plans were $32 and $26 during the three months ended September 30, 2026 and 2025, respectively, and $86 and $73 during the nine months ended September 30, 2026 and 2025, respectively.

Profit sharing plans
The Company has a trustee-administered profit sharing retirement plan covering substantially all of the Company's employees in the U.S. not covered by collective bargaining agreements and a profit sharing plan for employees in Canada (collectively, “Profit Sharing Plans”). The Profit Sharing Plans provide for annual discretionary contributions in amounts based on a performance grid as determined by the Company’s directors, which may be settled in shares of the Company's common stock or in cash. In connection with these plans, the Company recognized $7 and $9 in expense for shares distributed to eligible employees during the three months ended September 30, 2026 and 2025, respectively, and $22 and $23 in expense during the nine months ended September 30, 2026 and 2025, respectively.
Employee stock purchase plan
Most of the Company’s employees in the U.S. and Canada, including named executive officers, are eligible to participate in the Company’s Employee Stock Purchase Plan (the “ESPP”). Sales of shares of the Company’s common stock under the ESPP are generally made pursuant to offerings that are intended to satisfy the requirements of Section 423 of the Internal Revenue Code. The ESPP permits employees of the Company to purchase common stock at a price equal to 85% of the lesser of (i) the market value of the common stock on the first day of the offering period, or (ii) the market value of the common stock on the purchase date, whichever is lower. Participants are subject to eligibility requirements and may not purchase more than 500 shares in any offering period or more than ten thousand dollars of common stock in a year under the ESPP. The Company recognized $2 of expense during the three months ended September 30, 2026 and 2025, and $7 and $6 of expense during the nine months ended September 30, 2026 and 2025, respectively.
NOTE 13. RELATED-PARTY TRANSACTIONS
The Company incurred advisory fees of $1 during both the three months ended September 30, 2026 and 2025, and $3 during both the nine months ended September 30, 2026 and 2025, in each case payable to Mariposa Capital, LLC, an entity owned by a co-chair of the Company’s Board of Directors. In addition, dividends for Series A Preferred Stock declared as of December 31, 2025 and December 31, 2024 were settled in 15,212,810 shares and 3,815,493 shares, respectively, issued during January 2026 and January 2025, respectively. The shares were issued to Mariposa Acquisition IV, LLC, a related entity that is controlled by a co-chair of the Company's Board of Directors.
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
The outstanding liability for these obligations of $11 and $13 was included in other noncurrent liabilities as of September 30, 2026 and December 31, 2025, respectively.
NOTE 15. SHAREHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
Shareholders' equity
Series A Preferred Stock
The Company had 4,000,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2026 ("Series A Preferred Stock"). As a result of the three-for-two stock split completed in the second quarter of 2025, the Series A Preferred Stock will be convertible into 6,000,000 shares of common stock upon conversion on the last day of 2026, pursuant to the Company’s Certificate of Incorporation.

Stock Repurchases
During the second quarter of 2025, the Company's Board of Directors authorized a share repurchase program ("2025 SRP") to purchase up to $1,000 in shares of the Company's common stock. The timing, amount, and manner of any repurchases under the new repurchase program will be determined at the discretion of the Company's leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for the common stock. The share repurchase program is open-ended and does not require the Company to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by the Company at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and the Company may enter into Rule 10b5-1 trading plans in connection with such repurchases. This new authorization replaces the Company's previous share repurchase authorization announced in 2024 ("2024 SRP"). In 2025, prior to the new authorization, the Company repurchased 3,095,573 shares of common stock for approximately $75 under the 2024 SRP. During the nine months ended September 30, 2026, the Company repurchased 6,338,563 shares of common stock for approximately $250. As of September 30, 2026, the Company had $750 of authorized repurchases remaining under the 2025 SRP.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per common share:
Net income	$114	$93	$270	$205
Income allocable to Series A Preferred Stock	(12)	(9)	(28)	(21)
Net income attributable to common shareholders	$102	$84	$242	$184

Weighted average shares outstanding - basic	430,866,933	415,810,670	431,698,667	415,643,571
Income per common share - basic	$0.24	$0.20	$0.56	$0.44

Diluted earnings per common share:
Net income	$114	$93	$270	$205
Income allocable to Series A Preferred Stock	(12)	(9)	(28)	(21)
Net income attributable to common shareholders - diluted	$102	$84	$242	$184

Weighted average shares outstanding - basic	430,866,933	415,810,670	431,698,667	415,643,571
Dilutive securities: (1)
Restricted stock units	973,489	1,730,939	1,224,575	1,312,689
Shares issuable pursuant to the Series A Preferred Stock dividend (2)	—	11,924,537	1,682,557	7,713,638
Weighted average shares outstanding - diluted	431,840,422	429,466,146	434,605,799	424,669,898
Income per common share - diluted	$0.24	$0.20	$0.56	$0.43
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
(2)For the nine months ended September 30, 2026, and the three and nine months ended September 30, 2025, dilutive securities include common share equivalents which represent the annual dividend, payable in the form of common shares or cash at the Company's sole option, that Series A Preferred Stock would be entitled to receive assuming that the volume weighted average price of the Company’s common shares for the last ten trading days of the period would be the same average price during the last ten trading days of the calendar year. The holders of the Series A Preferred Stock are entitled to receive an annual dividend based on the increase in the market price of the Company’s common stock (the "Annual Dividend Amount"). The Annual Dividend Amount is equal to 20% of the increase in the volume-weighted average market price per share of the Company’s common shares for the last ten trading days of the calendar year, multiplied by 211,791,957 shares. During 2026, the Annual Dividend Amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $38.8096. For the three months ended September 30, 2026, the Series A Preferred Stock would not be entitled to an annual dividend because the volume-weighted average price of the Company's common shares for the last ten trading days of the period did not exceed $38.8096. During 2025, the Annual Dividend Amount was calculated based on the appreciation of the Company’s share price over the highest previously used share price of $24.8713.
NOTE 17. SEGMENT INFORMATION
The Company manages its operations under three operating segments which represent the Company’s two reportable segments: Safety Services, comprised of the North American Life Safety and International Life Safety operating segments, and Specialty Services. This structure is generally comprised of various businesses related to contracted services, inspections, and monitoring of industrial and commercial facilities. The segments have separate management and have results that are regularly reviewed by the President and Chief Executive Officer, who acts as the Company's Chief Operating Decision Maker

(“CODM”), for the purpose of allocating resources and evaluating performance, identifying them as separate reportable segments.
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

Summarized financial information for the Company’s reportable segments is presented and reconciled to consolidated financial information in the following tables, including a reconciliation of segment earnings to income before income taxes:

	Three Months Ended September 30, 2026
	Safety Services	Specialty Services	Total
Revenues from external customers	$1,662	$892	$2,554
Intersegment revenues	—	1	1
Net revenues	1,662	893	2,555

Reconciliation of revenue:
Elimination of intersegment revenues			(1)
Total consolidated revenues			$2,554

Less: (a)
Segment cost of revenues (b)	1,060	720
Segment operating expenses (c)	330	74
Plus:
Segment other income/expense	—	3
Depreciation	9	10
Segment earnings	$281	$112	$393

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			(43)
Interest expense, net			(45)
Depreciation			(21)
Amortization			(83)
Contingent consideration and compensation			1
Non-service pension cost			(5)
Systems and business enablement			(30)
Business process transformation expenses			—
Acquisition and divestiture related expenses			(11)
Restructuring program related costs			—
Other			(1)
Income before income taxes			$155
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

	Three Months Ended September 30, 2025
	Safety Services	Specialty Services	Total
Revenues from external customers	$1,403	$682	$2,085
Intersegment revenues	—	1	1
Net revenues	1,403	683	2,086

Reconciliation of revenue:
Elimination of intersegment revenues			(1)
Total consolidated revenues			$2,085

Less: (a)
Segment cost of revenues (b)	879	550
Segment operating expenses (c)	302	65
Plus:
Segment other income/expense	5	2
Depreciation	9	11
Segment earnings	$236	$81	$317

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			(36)
Interest expense, net			(34)
Depreciation			(21)
Amortization			(60)
Contingent consideration and compensation			(1)
Non-service pension cost			(5)
Systems and business enablement			(31)
Business process transformation expenses			—
Acquisition and divestiture related expenses			2
Restructuring program related costs			—
Other			(1)
Income before income taxes			$130
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

	Nine Months Ended September 30, 2026
	Safety Services	Specialty Services	Total
Revenues from external customers	$4,558	$2,232	$6,790
Intersegment revenues	1	3	4
Net revenues	4,559	2,235	6,794

Reconciliation of revenue:
Elimination of intersegment revenues			(4)
Total consolidated revenues			$6,790

Less: (a)
Segment cost of revenues (b)	2,875	1,820
Segment operating expenses (c)	950	212
Plus:
Segment other income/expense	2	10
Depreciation	27	30
Segment earnings	$763	$243	$1,006

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			(110)
Interest expense, net			(111)
Depreciation			(63)
Amortization			(214)
Contingent consideration and compensation			2
Non-service pension cost			(15)
Systems and business enablement			(82)
Business process transformation expenses			—
Acquisition and divestiture related expenses			(39)
Restructuring program related costs			—
Other			(10)
Income before income taxes			$364
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

	Nine Months Ended September 30, 2025
	Safety Services	Specialty Services	Total
Revenues from external customers	$4,031	$1,763	$5,794
Intersegment revenues	1	2	3
Net revenues	4,032	1,765	5,797

Reconciliation of revenue:
Elimination of intersegment revenues			(3)
Total consolidated revenues			$5,794

Less: (a)
Segment cost of revenues (b)	2,533	1,443
Segment operating expenses (c)	865	185
Plus:
Segment other income/expense	6	11
Depreciation	27	33
Segment earnings	$667	$181	$848

Reconciliation of profit/(loss):
Corporate/other profit/(loss) (d)			(102)
Interest expense, net			(109)
Depreciation			(63)
Amortization			(179)
Contingent consideration and compensation			(2)
Non-service pension cost			(14)
Systems and business enablement			(61)
Business process transformation expenses			(4)
Acquisition and divestiture related expenses			(12)
Restructuring program related costs			(14)
Other			(4)
Income before income taxes			$284
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

NOTE 18. SUBSEQUENT EVENTS
Subsequent to September 30, 2026, the Company repurchased 3,604,478 shares of common stock for approximately $143 under the 2025 SRP. As of October 29, 2026, the Company had $607 of authorized repurchases remaining under the 2025 SRP.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). These forward-looking statements are based on beliefs and assumptions as of the date such statements are made and are subject to risks and uncertainties. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms including "expect," "anticipate," "project," "will," "should," "believe," "intend," "plan," "estimate," "potential," "target," "would," and variations of similar words and similar expressions, although not all forward-looking statements contain these identifying terms.
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
•any shortfalls in our operation and maintenance of effective controls over financial reporting create certain risks;
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
We prepare our financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). To supplement our financial results presented in accordance with GAAP in this MD&A section, we present adjusted EBITDA, which is a non-GAAP financial measure, to assist readers in understanding our performance and provide an additional perspective on trends and underlying operating results on a period-to-period comparable basis. Non-GAAP financial measures either exclude or include amounts not reflected in the most directly comparable measure calculated and presented in accordance with GAAP. Where a non-GAAP financial measure is used, we have provided the most directly comparable measure calculated and presented in accordance with GAAP, a reconciliation to the GAAP measure and a discussion of the reasons why management believes this information is useful to it and may be useful to investors.
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
Quantifying Factors Affecting our Results of Operations
Where reasonably available, we quantify the material factors contributing to fluctuations in our results of operations. We do not separately quantify certain individual factors within the "Results of Operations" section below as these factors are highly interrelated and cannot be quantified without unreasonable effort.
To drive execution of our strategies, we empower our business leaders to evaluate opportunities based on expected margin, execution risk, and resource fit, and to determine which work the businesses do or do not perform. As a result, the effect of disciplined project and customer selection cannot be isolated from the pricing and mix of the work performed without use of subjective assumptions and therefore does not readily translate into a precise financial impact that can be reliably measured and quantified. For the same reason, we cannot reliably separate growth between inspection, service, and monitoring revenues and project revenues. Instead, we have provided qualitative disclosures regarding these factors.
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
Investment expense (income) and other, net
Investment expense (income) and other, net includes income and expense from foreign currency forward contracts, cross-currency swaps, joint ventures, non-service pension cost, and other miscellaneous items including gains or losses on extinguishment of debt. Non-service pension cost reflects the sum of the components of pension expense not related to service expense, i.e., interest expense, expected return on assets, and amortization of prior service costs, and actuarial gains and losses.
CRITICAL ACCOUNTING ESTIMATES
For information regarding our critical accounting estimates, see the “Critical Accounting Estimates” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to our critical accounting estimates during the nine months ended September 30, 2026.

RESULTS OF OPERATIONS
The following is a discussion of our financial condition and results of operations during the three and nine months ended September 30, 2026 and 2025.
Three months ended September 30, 2026 compared to the three months ended September 30, 2025

	Three Months Ended September 30,		Change
($ in millions)	2026	2025	$	%
Net revenues	$2,554	$2,085	$469	22.5%
Cost of revenues	1,784	1,433	351	24.5%
Gross profit	770	652	118	18.1%
Selling, general, and administrative expenses	568	489	79	16.2%
Operating income	202	163	39	23.9%
Interest expense, net	45	34	11	32.4%
Investment expense (income) and other, net	2	(1)	3	(300.0%)
Other expense, net	47	33	14	42.4%
Income before income taxes	155	130	25	19.2%
Income tax provision	41	37	4	10.8%
Net income	$114	$93	$21	22.6%
Net revenues
Net revenues for the three months ended September 30, 2026 were $2,554 million compared to $2,085 million for the same period in 2025, an increase of $469 million or 22.5%. Revenue from acquisitions completed in the last year contributed 6.9% to total net revenues growth, with the remaining 15.6% of growth primarily driven by growth in inspection, service, and monitoring revenues, growth in project revenues, and pricing improvements.
Gross profit margin
The following table presents gross profit (net revenues less cost of revenues) and gross profit margin (gross profit as a percentage of net revenues) for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
($ in millions)	2026	2025	$	%
Gross profit	$770	$652	$118	18.1%
Gross profit margin	30.1%	31.3%
Gross profit for the three months ended September 30, 2026 was $770 million compared to $652 million for the same period in 2025, an increase of $118 million or 18.1%. Gross profit margin for the three months ended September 30, 2026 was 30.1%, a decrease of 120 basis points compared to the prior year period. Gross profit margin decreased due to project and business mix and rising material, fuel, and other expenses.

Operating expenses
The following table presents operating expenses for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
($ in millions)	2026	2025	$	%
Selling, general, and administrative expenses	$568	$489	$79	16.2%
SG&A expenses as a % of net revenues	22.2%	23.5%

SG&A expenses (excluding amortization) (non-GAAP)	$490	$433	$57	13.2%
SG&A expenses (excluding amortization) as a % of net revenues (non-GAAP)	19.2%	20.8%
Selling, general, and administrative expenses
SG&A expenses for the three months ended September 30, 2026 were $568 million compared to $489 million for the same period in 2025, an increase of $79 million. SG&A expenses as a percentage of net revenues was 22.2% during the three months ended September 30, 2026 compared to 23.5% for the same period in 2025. Businesses that were acquired during the prior 12 months contributed $37 million to the increase in SG&A expenses. Amortization of intangible assets increased $22 million, with the remaining increase in SG&A expenses primarily caused by investments to support growth. SG&A expenses excluding amortization for the three months ended September 30, 2026 were $490 million, or 19.2% of net revenues, compared to $433 million, or 20.8% of net revenues, for the same period of 2025. The decrease in SG&A expenses excluding amortization as a percentage of net revenues was primarily due to revenue growth outpacing growth in expenses. See the discussion and reconciliation of our non-GAAP financial measures below.
Interest expense, net
Interest expense, net was $45 million and $34 million for the three months ended September 30, 2026 and 2025, respectively. The increase in interest expense, net was primarily driven by $11 million in interest expense resulting from increased borrowings outstanding during the period.
Investment expense (income) and other, net
Investment expense (income) and other, net was $2 million for the three months ended September 30, 2026 compared to $1 million of income for the same period of 2025. The change in investment expense (income) and other, net was primarily due to fluctuations in individually immaterial items, none of which were individually significant.
Income tax provision
The effective tax rate for the three months ended September 30, 2026 was 26.5% compared to 28.2% in the same period of 2025. Refer to Note 11 – “Income Taxes” to our condensed consolidated financial statements included herein.
Net income and adjusted EBITDA
The following table presents net income and adjusted EBITDA for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
($ in millions)	2026	2025	$	%
Net income	$114	$93	$21	22.6%
Adjusted EBITDA (non-GAAP)	350	281	69	24.6%
Net income as a % of net revenues	4.5%	4.5%
Adjusted EBITDA as a % of net revenues	13.7%	13.5%
Net income for the three months ended September 30, 2026 was $114 million compared to $93 million for the same period in 2025, an increase of $21 million. The net income improvement was primarily attributable to strong revenue growth, partially offset by rising material, fuel, and other expenses, and the increase in SG&A expenses discussed above. Net income as a percentage of net revenues for the three months ended September 30, 2026 was 4.5%, unchanged compared with the same period in the prior year. Adjusted EBITDA for the three months ended September 30, 2026 was $350 million compared to $281 million for the same period in 2025, an increase of $69 million. The growth in adjusted EBITDA was driven by the same factors discussed above.
Segment Results for the three months ended September 30, 2026 compared to the three months ended September 30, 2025

	Net Revenues
	Three Months Ended September 30,		Change
($ in millions)	2026	2025	$	%
Safety Services	$1,662	$1,403	$259	18.5%
Specialty Services	893	683	210	30.7%
Corporate and Eliminations	(1)	(1)	NM	NM
	$2,554	$2,085	$469	22.5%

	Segment Earnings
	Three Months Ended September 30,		Change
($ in millions)	2026	2025	$	%
Safety Services	$281	$236	$45	19.1%
Safety Services segment earnings as a % of net revenues	16.9%	16.8%
Specialty Services	$112	$81	$31	38.3%
Specialty Services segment earnings as a % of net revenues	12.5%	11.9%
Corporate and Eliminations	$(43)	$(36)	NM	NM
Adjusted EBITDA (non-GAAP)	$350	$281	$69	24.6%
NM = Not meaningful
The following discussion breaks down the net revenues and segment earnings by reportable segment for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Safety Services
Safety Services net revenues for the three months ended September 30, 2026 increased by $259 million or 18.5% compared to the same period in 2025. Revenue from acquisitions completed in the last year contributed 9.8% to total net revenues growth, with the remaining 8.7% of growth primarily driven by growth in both inspection, service, and monitoring revenues and project revenues and pricing improvements.
Safety Services segment earnings as a percentage of net revenues for the three months ended September 30, 2026 and 2025 was approximately 16.9% and 16.8%, respectively. The increase was driven by strong revenue growth and favorable SG&A leverage, partially offset by project and business mix and rising material, fuel, and other expenses.
Specialty Services
Specialty Services net revenues for the three months ended September 30, 2026 increased by $210 million or 30.7% compared to the same period in 2025. The increase was driven by growth in both project and service revenues.
Specialty Services segment earnings as a percentage of net revenues for the three months ended September 30, 2026 and 2025 was approximately 12.5% and 11.9%, respectively. The increase was driven by disciplined customer and project selection and pricing improvements, as well as revenue growth and favorable SG&A leverage, partially offset by rising material, fuel, and other expenses.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

	Nine Months Ended September 30,		Change
($ in millions)	2026	2025	$	%
Net revenues	$6,790	$5,794	$996	17.2%
Cost of revenues	4,697	3,985	712	17.9%
Gross profit	2,093	1,809	284	15.7%
Selling, general, and administrative expenses	1,613	1,419	194	13.7%
Operating income	480	390	90	23.1%
Interest expense, net	111	109	2	1.8%
Investment expense (income) and other, net	5	(3)	8	266.7%
Other expense, net	116	106	10	9.4%
Income before income taxes	364	284	80	28.2%
Income tax provision	94	79	15	19.0%
Net income	$270	$205	$65	31.7%
Net revenues
Net revenues for the nine months ended September 30, 2026 were $6,790 million compared to $5,794 million for the same period in 2025, an increase of $996 million or 17.2%. Revenue from acquisitions completed in the last year contributed 3.7% to total net revenues growth, with the remaining 13.5% of growth primarily driven by growth in inspection, service, and monitoring revenues, growth in project revenues, and pricing improvements.
Gross profit margin
The following table presents gross profit (net revenues less cost of revenues) and gross profit margin (gross profit as a percentage of net revenues) for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
($ in millions)	2026	2025	$	%
Gross profit	$2,093	$1,809	$284	15.7%
Gross profit margin	30.8%	31.2%
Gross profit for the nine months ended September 30, 2026 was $2,093 million compared to $1,809 million for the same period in 2025, an increase of $284 million or 15.7%. Gross profit margin for the nine months ended September 30, 2026 and 2025 was 30.8% and 31.2%, respectively. Gross profit margin decreased primarily due to project and business mix.
Operating expenses
The following table presents operating expenses for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
($ in millions)	2026	2025	$	%
Selling, general, and administrative expenses	$1,613	$1,419	$194	13.7%
SG&A expenses as a % of net revenues	23.8%	24.5%

SG&A expenses (excluding amortization) (non-GAAP)	$1,405	$1,251	$154	12.3%
SG&A expenses (excluding amortization) as a % of net revenues (non-GAAP)	20.7%	21.6%
Selling, general, and administrative expenses
SG&A expenses for the nine months ended September 30, 2026 were $1,613 million compared to $1,419 million for the same period in 2025, an increase of $194 million. SG&A expenses as a percentage of net revenues was 23.8% during the nine months ended September 30, 2026 compared to 24.5% for the same period in 2025. Businesses that were acquired during the prior 12 months contributed $63 million to the increase in SG&A expenses. SG&A was also driven by increases of $40 million in amortization of intangible assets and $21 million in non-recurring systems and business enablement expenses, with the remaining increase primarily caused by investments to support growth. SG&A expenses excluding amortization for the nine months ended September 30, 2026 were $1,405 million, or 20.7% of net revenues, compared to $1,251 million, or 21.6% of net revenues, for the same period of 2025. The decrease in SG&A expenses excluding amortization as a percentage of net revenues was primarily due to revenue growth outpacing growth in expenses. See the discussion and reconciliation of our non-GAAP financial measures below.
Interest expense, net
Interest expense, net was $111 million and $109 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in interest expense, net was primarily driven by $15 million in interest expense resulting from increased borrowings outstanding during the period, partially offset by $8 million in benefits from certain derivative transactions and $5 million in savings driven by a decrease in floating rates.
Investment expense (income) and other, net
Investment expense (income) and other, net was $5 million for the nine months ended September 30, 2026 compared to $3 million of income for the same period of 2025. The change in investment expense (income) and other, net was primarily due to a $3 million decrease in joint venture income compared to the prior year, $2 million of loss on the extinguishment of debt in the current year with no similar activity in the prior year, and a $1 million loss associated with the impact of foreign currency exchange rates compared to the prior year.
Income tax provision
The effective tax rate for the nine months ended September 30, 2026 was 25.7% compared to 27.6% in the same period of 2025. Refer to Note 11 – “Income Taxes” to our condensed consolidated financial statements included herein.
Net income and adjusted EBITDA
The following table presents net income and adjusted EBITDA for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
($ in millions)	2026	2025	$	%
Net income	$270	$205	$65	31.7%
Adjusted EBITDA (non-GAAP)	896	746	150	20.1%
Net income as a % of net revenues	4.0%	3.5%
Adjusted EBITDA as a % of net revenues	13.2%	12.9%
Net income for the nine months ended September 30, 2026 was $270 million compared to $205 million for the same period in 2025, an increase of $65 million. The increase was primarily attributable to strong revenue growth, partially offset by the increase in SG&A expenses discussed above. Net income as a percentage of net revenues for the nine months ended September 30, 2026 and 2025 was 4.0% and 3.5%, respectively. Adjusted EBITDA for the nine months ended September 30, 2026 was $896 million compared to $746 million for the same period in 2025, an increase of $150 million. The growth in adjusted EBITDA was driven by the same factors discussed above.
Segment Results for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

	Net Revenues
	Nine Months Ended September 30,		Change
($ in millions)	2026	2025	$	%
Safety Services	$4,559	$4,032	$527	13.1%
Specialty Services	2,235	1,765	470	26.6%
Corporate and Eliminations	(4)	(3)	NM	NM
	$6,790	$5,794	$996	17.2%

	Segment Earnings
	Nine Months Ended September 30,		Change
($ in millions)	2026	2025	$	%
Safety Services	$763	$667	$96	14.4%
Safety Services segment earnings as a % of net revenues	16.7%	16.5%
Specialty Services	$243	$181	$62	34.3%
Specialty Services segment earnings as a % of net revenues	10.9%	10.3%
Corporate and Eliminations	$(110)	$(102)	NM	NM
Adjusted EBITDA (non-GAAP)	$896	$746	$150	20.1%
NM = Not meaningful
The following discussion breaks down the net revenues and segment earnings by reportable segment for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Safety Services
Safety Services net revenues for the nine months ended September 30, 2026 increased by $527 million or 13.1% compared to the same period in 2025. Revenue from acquisitions completed in the last year contributed 4.8% to total net revenues growth, with the remaining 8.3% of growth primarily driven by growth in inspection, service, and monitoring revenues, growth in project revenues, and pricing improvements.
Safety Services segment earnings as a percentage of net revenues for the nine months ended September 30, 2026 and 2025 was approximately 16.7% and 16.5%, respectively. The increase was primarily driven by disciplined customer and project selection, pricing improvements, and favorable SG&A leverage, partially offset by mix.
Specialty Services
Specialty Services net revenues for the nine months ended September 30, 2026 increased by $470 million or 26.6% compared to the same period in 2025. The increase was driven by growth in both project and service revenues.
Specialty Services segment earnings as a percentage of net revenues for the nine months ended September 30, 2026 and 2025 was approximately 10.9% and 10.3%, respectively. The increase was driven by disciplined customer and project selection and pricing improvements, resulting in margin expansion in service and project revenues, as well as revenue growth and favorable SG&A leverage.
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
The following tables present reconciliations of SG&A expenses to SG&A expenses (excluding amortization) for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2026	2025
Reported SG&A expenses	$568	$489
Adjustments to reconcile SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(78)	(56)
SG&A expenses (excluding amortization)	$490	$433

	Nine Months Ended September 30,
($ in millions)	2026	2025
Reported SG&A expenses	$1,613	$1,419
Adjustments to reconcile SG&A expenses to SG&A expenses (excluding amortization)
Amortization expense	(208)	(168)
SG&A expenses (excluding amortization)	$1,405	$1,251
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
The following tables present reconciliations of net income to adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,
($ in millions)	2026	2025
Reported net income	$114	$93
Adjustments to reconcile net income to adjusted EBITDA:
Interest expense, net	45	34
Income tax provision	41	37
Depreciation	21	21
Amortization	83	60
Contingent consideration and compensation (a)	(1)	1
Non-service pension cost (b)	5	5
Systems and business enablement (c)	30	31
Acquisition and divestiture related expenses (e)	11	(2)
Other (g)	1	1
Adjusted EBITDA	$350	$281

	Nine Months Ended September 30,
($ in millions)	2026	2025
Reported net income	$270	$205
Adjustments to reconcile net income to adjusted EBITDA:
Interest expense, net	111	109
Income tax provision	94	79
Depreciation	63	63
Amortization	214	179
Contingent consideration and compensation (a)	(2)	2
Non-service pension cost (b)	15	14
Systems and business enablement (c)	82	61
Business process transformation expenses (d)	—	4
Acquisition and divestiture related expenses (e)	39	12
Restructuring program related costs (f)	—	14
Other (g)	10	4
Adjusted EBITDA	$896	$746
(a)Adjustment to reflect the elimination of the expense attributable to one-time deferred consideration to prior owners of acquired businesses.
(b)Adjustment to reflect the elimination of non-service pension cost, which consists of interest cost, expected return on plan assets and amortization of actuarial gains/losses.
(c)Adjustment to reflect the elimination of non-recurring costs associated with an end-to-end business systems implementation and primarily consist of third-party consulting fees related to system design, deployment, integration, and change leadership across the organization.
(d)Adjustment to reflect the elimination of expenses associated with the integration and reorganization of newly acquired businesses and non-operational costs related to technology and business enhancements, including systems and process development costs.
(e)Adjustment to reflect the elimination of transaction costs, integration costs, and gains and losses related to potential and completed acquisitions and divestitures.
(f)Adjustment to reflect the elimination of expenses associated with restructuring programs and related costs.
(g)Adjustment includes miscellaneous non-recurring items, such as costs associated with debt refinancing and other capital market activities, and net gains related to building sales and facility exits.
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
As of September 30, 2026, we had $1,032 million of total liquidity, comprised of $373 million in cash and cash equivalents and $659 million ($1 billion less $335 million of outstanding borrowings and $6 million of outstanding letters of credit, which reduce availability) of available borrowings under our Revolving Credit Facility.
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
During 2025, our Board of Directors authorized a share repurchase program ("2025 SRP") to purchase up to $1 billion in shares of our common stock. The timing, amount, and manner of any repurchases under the new repurchase program will be determined at the discretion of our leadership based on a number of factors, including the availability of capital, capital allocation alternatives, and market conditions for our common stock. The share repurchase program is open-ended and does not require us to acquire any specific number of shares. It may be modified, suspended, extended, or terminated by us at any time without prior notice and may be executed through open-market purchases, privately negotiated transactions or otherwise, and we may enter into Rule 10b5-1 trading plans in connection with such repurchases. This new authorization replaces our previous share repurchase authorization announced in 2024 ("2024 SRP"). In 2025, prior to the new authorization, we repurchased 3,095,573 shares of common stock for approximately $75 million under the 2024 SRP. During the nine months ended September 30, 2026, we repurchased 6,338,563 shares of common stock for approximately $250 million. As of September 30, 2026, we had approximately $750 million of authorized repurchases remaining under the 2025 SRP.
Cash Flows
The following table summarizes net cash flows with respect to our operating, investing, and financing activities for the periods indicated:

	Nine Months Ended September 30,
($ in millions)	2026	2025
Net cash provided by operating activities	$393	$377
Net cash used in investing activities	(1,424)	(231)
Net cash provided by (used in) financing activities	500	(116)
Effect of foreign currency exchange rate change on cash, cash equivalents, and restricted cash	(9)	25
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(540)	$55
Cash, cash equivalents, and restricted cash, end of period	$373	$556
Net Cash Provided by Operating Activities
Net cash provided by operating activities was $393 million for the nine months ended September 30, 2026 compared to $377 million for the same period in 2025. The increase in cash provided by operating activities was primarily due to an increase in net income during the nine months ended September 30, 2026 compared to the same period of the prior year. Cash flow from operations is primarily driven by changes in the quantity of services provided and working capital needs associated with the various services we provide. Working capital is primarily affected by changes in total accounts receivable, accounts payable, accrued expenses, and contract assets and contract liabilities, all of which tend to be related and are affected by changes in the timing and volume of work performed.
Net Cash Used in Investing Activities
Net cash used in investing activities was $1,424 million for the nine months ended September 30, 2026 compared to $231 million for the same period in 2025. This increase was primarily driven by increased acquisition consideration in the current year. Cash used for acquisitions, net of cash acquired, was $1,356 million and $174 million in the nine months ended September 30, 2026 and 2025, respectively.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $500 million for the nine months ended September 30, 2026 compared to net cash used in financing activities of $116 million for the same period in 2025. The cash provided by financing activities for the nine months ended September 30, 2026 was primarily driven by $795 million in proceeds from long-term borrowings and $335 million of net short-term debt, offset by $310 million in payments on long-term borrowings, $252 million of share repurchases, $38 million of restricted shares tendered for taxes, and $14 million of payments of acquisition-related consideration, while in the nine months ended September 30, 2025, cash used in financing activities was driven by $75 million of share repurchases, $20 million of restricted shares tendered for taxes, and $16 million of payments of acquisition-related consideration.
Financing Activities
Credit Agreement
We have entered into a Credit Agreement by and among APi Group DE, Inc., our wholly-owned subsidiary, as borrower ("APi Group DE"), APG as a guarantor, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Citibank N.A., as administrative agent and as collateral agent (the “Credit Agreement”) which provides for: (1) a term loan facility, pursuant to which we incurred the $2,147 million seven-year incremental term loan ("2021 Term Loan") (increased from $1,100 million in 2024 and 2025) used to fund a portion of the purchase price in the Chubb acquisition and to fully repay the balance of a previously outstanding term loan, and (2) a $1 billion Revolving Credit Facility (increased from $750 million in 2026) of which up to $300 million (increased from $250 million in 2026) can be used for the issuance of letters of credit.
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
The interest rate applicable to borrowings under the Revolving Credit Facility is, at our option, either (a) a base rate plus an applicable margin equal to 0.25% or (b) a Term SOFR rate (adjusted for statutory reserves) plus an applicable margin equal to 1.25%.
The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants, including covenants that, among other things, restrict our, and our restricted subsidiaries’, ability to (i) incur additional indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem or repurchase certain debt; (iv) make loans and investments; (v) sell, transfer and otherwise dispose of assets; (vi) incur or permit to exist certain liens; (vii) enter into transactions with affiliates; (viii) enter into agreements restricting subsidiaries’ ability to pay dividends; and (ix) consolidate, amalgamate, merge or sell all or substantially all assets. The Credit Agreement also contains customary events of default. Furthermore, with respect to the revolving credit facility, we must maintain a first lien net leverage ratio that does not exceed 3.75 to 1.00 for each fiscal quarter, if on the last day of any fiscal quarter the outstanding amount of all revolving loans and letter of credit obligations (excluding undrawn letters of credit up to $60 million) under the Credit Agreement is greater than 30% of the total revolving credit commitments thereunder subject to a right of cure. Our first lien net leverage ratio as of September 30, 2026 was 1.6:1.0.
As of September 30, 2026, the 2021 Term Loan has $2,147 million remaining principal amount outstanding and we had $335 million outstanding under the Revolving Credit Facility, under which $659 million was available after giving effect to $6 million of outstanding letters of credit, which reduces availability.
Senior Notes
On June 22, 2021, APi Group DE completed a private offering of $350 million aggregate principal amount of 4.125% Senior Notes due 2029 (the “4.125% Senior Notes”), issued under an indenture, dated June 22, 2021. The 4.125%

Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.125% Senior Notes will mature on July 15, 2029, unless redeemed earlier, and bear interest at a rate of 4.125% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.125% Senior Notes to repay previously outstanding term loans and for general corporate purposes. As of September 30, 2026, we had $337 million aggregate principal amount of 4.125% Senior Notes outstanding.
On October 21, 2021, APi Group DE completed a private offering of $300 million aggregate principal amount of 4.750% Senior Notes due 2029 (the “4.750% Senior Notes”) issued under an indenture dated October 21, 2021, as supplemented by a supplemental indenture dated January 3, 2022. The 4.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 4.750% Senior Notes will mature on October 15, 2029, unless earlier redeemed, and bear interest at a rate of 4.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the sale of the 4.750% Senior Notes to finance a portion of the consideration for the Chubb acquisition. As of September 30, 2026, we had $277 million aggregate principal amount of 4.750% Senior Notes outstanding.
On May 14, 2026, APi Group DE completed a private offering of $500 million aggregate principal amount of 5.750% Senior Notes due 2034 (the "5.750% Senior Notes") issued under an indenture dated May 14, 2026. The 5.750% Senior Notes are fully and unconditionally guaranteed on a senior unsecured basis by us and certain of our subsidiaries. The 5.750% Senior Notes will mature on June 1, 2034, unless redeemed earlier, and bear interest at a rate of 5.750% per year until maturity, payable semi-annually in arrears. We used the net proceeds from the offering for general corporate purposes, including funding previously announced acquisitions and related fees and expenses. As of September 30, 2026, we had $500 million aggregate principal amount of 5.750% Senior Notes outstanding.
Debt Covenants
We were in compliance with all covenants contained in the indentures governing the 4.125% Senior Notes, 4.750% Senior Notes, and Credit Agreement as of September 30, 2026 and December 31, 2025, and the 5.750% Senior Notes as of September 30, 2026.
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
•Tax Obligations – See Note 11 – "Income Taxes."
•Operating and Finance Leases – See Note 12 – "Leases" in the Annual Report on Form 10-K filed on February 25, 2026. We have not had material changes to our lease obligations during the nine months ended September 30, 2026.
We make investments in our properties and equipment to enable continued expansion and effective performance of our business. Our capital expenditures are typically less than 1.5% of annual net revenues.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
As of September 30, 2026, our outstanding variable interest rate debt was primarily related to our $2,147 million 2021 Term Loan. To mitigate increases in variable interest rates, we have a $720 million interest rate swap, exchanging one-month SOFR for a rate of 3.59% per annum, maturing October 2026, and a $400 million interest rate swap exchanging one-month SOFR for a rate of 3.41% per annum, maturing January 2028. During 2024, we entered into a $720 million notional amount forward starting interest rate swap commencing in October 2026 and maturing in January 2029 that exchanges a variable rate of interest (SOFR) for an average fixed rate of interest of approximately 3.13% over the term of the agreement. The remaining floating rate portfolio bears interest based on one-month SOFR plus 175 basis points. As of September 30, 2026, excluding letters of credit outstanding of $6 million, we had $335 million of outstanding revolving loans under our Credit Agreement.

Foreign Currency Risk
We have operations in over 20 countries globally. Revenues generated from foreign operations represented approximately 31% of our consolidated net revenues for the three and nine months ended September 30, 2026. Net revenues and expenses related to our foreign operations are, for the most part, denominated in the functional currency of the foreign operation, which minimizes the impact fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the functional currencies. Such transactions were not material to our operations during the nine months ended September 30, 2026. These foreign currency transaction gains and losses, including hedging impacts, are classified in investment expense (income) and other, net, in the condensed consolidated statements of operations and were a loss of $1 million and $2 million for the three months ended September 30, 2026 and 2025, respectively, and a loss of $2 million and $1 million for the nine months ended September 30, 2026 and 2025, respectively. These net foreign currency transaction gains and losses include derivative instruments designed to reduce foreign currency exchange rate risks. Translation gains or losses, which are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets, result from translation of the assets and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation (losses) gains totaled approximately $(1) million and $(15) million for the three months ended September 30, 2026 and 2025, respectively, and $(40) million and $172 million for the nine months ended September 30, 2026 and 2025, respectively.
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
As required by Rule 13a-15(b) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.
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
Changes in Internal Control over Financial Reporting
During 2026, we began a series of enterprise resource planning systems implementations. In connection with these implementations, we continue to review the design and operation of our internal control over financial reporting processes. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company's purchase of equity securities during the three months ended September 30, 2026.

During the Three Months Ended September 30, 2026	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2026 - July 31, 2026	—	$—	—	$934
August 1, 2026 - August 31, 2026	1,575,839	41.13	1,575,839	869
September 1, 2026 - September 30, 2026	3,176,020	37.61	3,176,020	750
Total	4,751,859	$38.78	4,751,859	$750
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
The Company did not have any defaults upon senior securities during the three months ended September 30, 2026.
ITEM 4. MINE SAFETY DISCLOSURES
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 trading arrangement
On August 10, 2026, James Lillie, a director of the Company, adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company's common stock (a "Rule 10b5-1 Trading Plan") that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Lillie's Rule 10b5-1 Trading Plan provides for the sale of up to 1,500,000 shares of the Company's common stock pursuant to one or more limit orders until September 19, 2027, or earlier if all transactions under the trading arrangement are completed.
No other officers, as defined in Rule 16a-1(f), or directors adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended September 30, 2026.

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

APi GROUP CORPORATION

October 29, 2026	/s/ Russell A. Becker
Russell A. Becker
President and Chief Executive Officer
(Duly Authorized Officer)

October 29, 2026	/s/ Glenn David Jackola
Glenn David Jackola
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)